Form 10QSB
period 2000-06-30
WGNB CORP
filed 2000-08-14
CIK 1115568

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10-QSB


         [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended June 30, 2000

         [ ] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from _____ to _____

                        Commission file number: 000-30805


                                   WGNB CORP.
        (Exact name of small business issuer as specified in its charter)


          Georgia                                        58-1640130
   (State of Incorporation)                 (I.R.S. Employer Identification No.)


                                201 Maple Street
                                  P.O. Box 280
                            Carrollton, Georgia 30117
                    (Address of principal executive offices)


                                 (770) 832-3557
                (Issuer's telephone number, including area code)



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              Class                           Outstanding at August 7, 2000
              -----                           -----------------------------
  Common Stock, $1.25 par value                          3,094,775


Transitional Small Business Disclosure Format: Yes [ ]    No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The unaudited financial statements of WGNB Corp. (the "Company") are set forth on the following pages. All adjustments have been made which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                                   WGNB CORP.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

                                   WGNB CORP.
                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2000
                                   (UNAUDITED)


                                     Assets


Cash and cash due from banks, including reserve requirements
    of $100,000                                                                               $ 11,006,613
Federal funds sold                                                                                 170,000
                                                                                              ------------

                    Cash and cash equivalents                                                   11,176,613

Securities available for sale                                                                   41,039,960
Securities held to maturity                                                                      1,000,000
Loans, net                                                                                     212,372,501
Premises and equipment, net                                                                      5,653,711
Accrued interest receivable                                                                      1,744,004
Other assets                                                                                     2,786,893
                                                                                              ------------

                                                                                              $275,773,682
                                                                                              ============
                      Liabilities and Stockholders' Equity

Deposits:
    Demand                                                                                    $ 31,338,624
    Interest bearing demand                                                                     83,907,022
    Savings                                                                                      7,671,719
    Time                                                                                        69,740,683
    Time, over $100,000                                                                         30,601,546
                                                                                              ------------

               Total deposits                                                                  223,259,594

Federal Home Loan Bank advances                                                                 20,000,000
Federal funds purchased                                                                          6,169,055
Other borrowings                                                                                   425,000
Accrued interest payable                                                                         1,370,391
Other liabilities                                                                                1,391,957
                                                                                              ------------
               Total liabilities                                                               252,615,997
                                                                                              ------------

Stockholders' equity:
     Common stock, $1.25 par value, 10,000,000 shares authorized;
         3,094,775 shares issued and outstanding                                                 3,868,469
     Additional paid-in capital                                                                    818,707
     Retained earnings                                                                          19,505,016
     Accumulated comprehensive loss                                                             (1,034,507)
                                                                                              ------------

               Total stockholders' equity                                                       23,157,685
                                                                                              ------------

                                                                                              $275,773,682
                                                                                              ============

See accompanying notes to consolidated financial statements.

                                   WGNB CORP.
                       CONSOLIDATED STATEMENTS OF EARNINGS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                         For the Three Months               For the Six Months
                                                                            Ended June 30,                    Ended June 30,
                                                                      --------------------------      ---------------------------
                                                                         2000            1999             2000            1999
                                                                      ----------      ----------      -----------      ----------
      Interest income:
         Interest and fees on loans                                   $4,984,970      $4,013,174      $ 9,676,209      $7,992,364
         Interest on federal funds sold                                   88,959          81,383          166,968         148,629

      Interest on investment securities:
         U.S. Treasury                                                        --          17,938               --          36,877
         U.S. Government agencies                                        466,388         461,063          933,236         901,228
         State, county and municipal                                     173,649         146,411          358,038         258,701
         Other                                                            38,253          13,319           80,052          26,113
                                                                      ----------      ----------      -----------      ----------

                            Total interest income                      5,752,219       4,733,288       11,214,503       9,363,912
                                                                      ----------      ----------      -----------      ----------

      Interest expense:
         Interest on deposits:
            Demand                                                       667,936         540,818        1,286,460       1,013,168
            Savings                                                       60,072          58,634          118,405         115,401
            Time                                                       1,434,200       1,249,548        2,783,005       2,515,291
         Interest on FHLB and other borrowings                           274,195         106,073          511,099         211,686
                                                                      ----------      ----------      -----------      ----------

                            Total interest expense                     2,436,403       1,955,073        4,698,969       3,855,546
                                                                      ----------      ----------      -----------      ----------

                            Net interest income                        3,315,816       2,778,215        6,515,534       5,508,366

      Provision for loan losses                                           50,000          75,000          100,000         153,462
                                                                      ----------      ----------      -----------      ----------

                            Net interest income after provision for
                             loan losses                               3,265,816       2,703,215        6,415,534       5,354,904
                                                                      ----------      ----------      -----------      ----------

      Other income:
         Service charges on deposit accounts                             390,248         330,962          761,283         638,363
         Miscellaneous                                                   238,321         227,264          491,775         469,779
                                                                      ----------      ----------      -----------      ----------

                            Total other income                           628,569         558,226        1,253,058       1,108,142
                                                                      ----------      ----------      -----------      ----------

      Other expenses:
         Salaries and employee benefits                                1,328,713       1,127,069        2,621,734       2,230,067
         Occupancy                                                       347,147         315,926          710,330         635,786
         Other operating                                                 524,271         516,861        1,104,432       1,032,122
                                                                      ----------      ----------      -----------      ----------

      Total other expenses                                             2,200,131       1,959,856        4,436,496       3,897,975
                                                                      ----------      ----------      -----------      ----------

      Earnings before income taxes                                     1,694,254       1,301,585        3,232,096       2,565,071

      Income taxes                                                       591,279         468,204        1,132,114         915,176
                                                                      ----------      ----------      -----------      ----------

                            Net earnings                              $1,102,975      $  833,381      $ 2,099,982      $1,649,895
                                                                      ==========      ==========      ===========      ==========

                            Basic earnings per share                  $      .36      $      .27      $       .68      $      .53
                                                                      ==========      ==========      ===========      ==========


                            Diluted earnings per share                $      .35      $      .26      $       .67      $      .52
                                                                      ==========      ==========      ===========      ==========

See accompanying notes to consolidated financial statements.

                                   WGNB CORP.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                          For the Three Months            For the Six Months
                                                                             Ended June 30,                  Ended June 30,
                                                                      --------------------------      ---------------------------
                                                                          2000            1999             2000            1999
                                                                      ----------      ----------      -----------      ----------
      Net earnings                                                    $1,102,975      $  833,381      $ 2,099,982      $  833,381

      Other comprehensive income (loss), net of tax:
          Unrealized gains (losses) on investment
              Securities available for sale:
                 Unrealized gains (losses) arising during                (35,921)     (1,347,453)          26,554      (1,509,379)
                    the period
                 Associated benefit (taxes)                                9,891         371,038           (7,312)        415,626

                          Less:  Reclassification adjustment for              --              --          (12,332)         12,980
                                   (gains) losses
                                 Associated taxes                             --              --            3,396          (3,574)
                                                                      ----------      ----------      -----------      ----------


      Other comprehensive income (loss)                                  (26,030)       (976,415)          10,306      (1,084,347)
                                                                      ----------      ----------      -----------      ----------

      Comprehensive income (loss)                                     $1,076,945      $ (143,034)     $ 2,110,288      $ (250,966)
                                                                      ==========      ==========      ===========      ==========

See accompanying notes to consolidated financial statements.

                                   WGNB CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                            2000               1999
                                                                                            ----               ----
Cash flows from operating activities:
   Net earnings                                                                       $  2,099,982       $  1,649,895
    Adjustments to reconcile net earnings to net cash
       provided by operating activities:
          Depreciation, amortization and accretion                                         371,282            340,341
          Provision for loan losses                                                        100,000            153,462
          Provision for deferred income taxes                                               45,622             29,787
          Loss (gain) on sale of securities available for sale                               8,936             (9,406)
          Loss (gain) on sale of other real estate                                              --             (4,894)
          Change in:
             Other assets                                                                 (592,466)           157,576
             Other liabilities                                                             875,318            391,354
                                                                                      ------------       ------------

               Net cash provided by operating activities                                 2,908,674          2,708,114
                                                                                      ------------       ------------

Cash flows from investing activities:
    Proceeds from sales of securities available for sale                                   560,380            760,535
    Proceeds from maturities of securities available for sale                            2,066,840          5,940,521
    Purchases of securities available for sale                                          (2,286,470)       (11,272,987)
    Net change in loans                                                                (30,484,051)        (8,498,214)
    Purchases of premises and equipment                                                   (407,474)          (900,345)
    Proceeds from sales of other real estate                                                    --            119,312
                                                                                      ------------       ------------

               Net cash used by investing activities                                   (30,550,775)       (13,850,787)
                                                                                      ------------       ------------

Cash flows from financing activities:
    Net change in deposits                                                               8,454,193         10,950,922
    Federal Home Loan Bank advances                                                      5,000,000                 --
    Federal fund purchases                                                               6,169,055                 --
    Proceeds from other borrowings                                                         125,000                 --
    Repayment of other borrowings                                                          (50,000)          (100,000)
    Dividends paid                                                                        (689,941)          (640,743)
    Issuance of common stock                                                                24,792             26,158
    Retirement of common stock                                                            (280,029)          (471,011)
                                                                                      ------------       ------------

               Net cash provided by financing activities                                18,753,070          9,765,326

Change in cash and cash equivalents                                                     (8,889,031)        (1,377,347)
Cash and cash equivalents at beginning of period                                        20,065,644         15,561,652
                                                                                      ------------       ------------
Cash and cash equivalents at end of period                                            $ 11,176,613       $ 14,184,305
                                                                                      ============       ============

See accompanying notes to consolidated financial statements.

                                   WGNB CORP.

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                    2000              1999
                                                                                 ----------         ---------

Supplemental disclosure of cash flow information:
  Cash paid during the quarter for:
        Interest                                                                 $4,426,679         3,949,396
        Income taxes                                                              1,193,939           956,980


    Non-cash investing and financing activities:
        Transfer of loans to other real estate                                       24,720            33,364
        Financed sales of other real estate                                              --                --
        Change in unrealized gains (losses) on
           securities available for sale, net of tax                                 10,306        (1,084,347)
        Change in dividends payable                                                  19,240            (6,181)

See accompanying notes to consolidated financial statements.

                                   WGNB CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

The consolidated financial statements include the accounts of WGNB Corp. (the "Company") and its wholly-owned subsidiaries, West Georgia National Bank (the "Bank") and West Georgia Credit Services, Inc. (the "Finance Company"). All significant inter-company accounts have been eliminated in consolidation. In some cases, certain prior period amounts have been reclassified to conform with current year presentation.

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position as of June 30, 2000, and the results of its operations and its cash flows for the six-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with consolidated financial statements and the related notes and the report of independent accountants included in the Company's initial filing on form 10-SB which included the results of operations for the years ended December 31, 1999 and 1998.

(2) NET EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares. All net earnings per share amounts have been restated to conform to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128.

Reconciliation of the amounts used in the Computation of both "basic earnings per share" and "diluted earnings per share" for the six month periods ended June 30, 2000 and June 30, 1999 are as follows:

                                                       FOR THE SIX MONTHS ENDED
                                                             JUNE 30, 2000

                                            Net Earnings    Common Shares     Earnings Per Share
                                            ------------    -------------     ------------------
Basic earnings per share                     2,099,982        3,101,942            $ .68
Effect of dilutive stock options                    --           34,869             (.01)
                                             ---------        ---------            -----
Diluted earnings per share                   2,099,982        3,136,811              .67
                                             =========        =========            -----


                                                       FOR THE SIX MONTHS ENDED
                                                             JUNE 30, 1999

                                           Net Earnings     Common Shares     Earnings Per Share
                                           ------------     -------------     ------------------
Basic earnings per share                     1,649,895        3,129,686             $ .53
Effect of dilutive stock options                    --           37,121              (.01)
                                             ---------        ---------             -----
Diluted earnings per share                   1,649,895        3,166,807               .52
                                             =========        =========             -----

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD LOOKING STATEMENTS

This report may contain certain "forward-looking statements" including statements concerning plans, objectives, future events or performance and assumptions and other statements that are not statements of historical fact. The Company cautions readers that the following important factors, among others, could cause the Company's actual results to differ materially from the forward-looking statements contained in this report: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company and its subsidiaries must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (iii) the effect on the Company's competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; and (v) the effect of changes in the business cycle and downturns in local, regional or national economies. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that the Company or its agents may make from time to time.

RESULTS OF OPERATIONS

OVERVIEW

Net earnings for the six months ended June 30, 2000 was $2.1 million, which represented an increase of $450,000 or 27% compared to the six months ended June 30, 1999. Net earnings per common share increased 28% from $.53 per share to $.68 per share when comparing the same two periods. Net earnings for the second quarter ended June 30, 2000 was $1.1 million compared to $833,000 for the second quarter of 1999. The second quarter of 2000 marks the first quarter that the company earned more than $1 million in a single quarter. The improved operating results are attributable to loan growth of $30.3 million when compared to December 31, 1999. This loan growth caused net interest income to increase by over $1.0 million or 18% when comparing the first six months of 2000 with the same period in 1999.

NET INTEREST INCOME

For the first six months of 2000 compared to the same period in 1999, the increase in interest income was $1.9 million or 20% and interest expense increased $843,000 or 22%. Net interest income improved over $1 million or 18% comparing the six month periods. The increase in interest income resulted from an increase in average earning assets of approximately $40 million, while average interest-bearing liabilities increased $28 million. The Company's net interest margin increased approximately 13 basis points from 5.27% at June 30, 1999 to 5.40% at June 30, 2000.

OTHER INCOME AND EXPENSE

Other income for the first six months of 2000 increased $145,000 or 13% compared to the first six months of 1999. Service charges on deposit accounts increased $123,000 or 19% during 2000 compared to the first six months of 1999. This increase was due primarily to increased income from non-sufficient funds charges. Miscellaneous other income also increased by $22,000 or 5%. Miscellaneous other income includes residential mortgage loan origination fees as well as other fees, gains and losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

Other expense increased $539,000 or 14% in the first two quarters of 2000 compared to the same period in 1999. Salaries and employee benefits increased $392,000, an 18% increase over the first six months of 1999. The increase was primarily due to additional staffing requirements in the operations and lending departments in the Bank. The Bank increased its full time equivalent employee count from 105 in June of 1999 to 115 in June of 2000. The increase is also attributable to higher pay rates for employees due to annual raises and increased profit sharing accruals due to higher earnings.

Occupancy and other operating expenses increased $147,000 or 9% from 1999 to 2000. Increased depreciation expense attributable to operations and retail delivery equipment and software purchases accounted for $72,000 of the increase. These fixed assets purchases were placed in service in late 1999 in preparation for year 2000 compliance. In addition, the Bank purchased retail delivery tools such as a new accounts platform, temporary facilities for the Bank's anticipated "Mirror Lake" branch, and additional ATM sites in the Bank's market area to increase the Bank's retail presence in its growing market.

INCOME TAXES

Income tax expense for the first six months was $1.1 million in 2000 compared to $915,000 in 1999. The effective tax rates for each of the periods ended March 31, 2000 and 1999 were 35% and 36%, respectively.

PROVISION AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

The adequacy of the allowance for loan losses is determined through management's informed judgment concerning the amount of risk inherent in the Company's loan portfolios. This judgment is based on such factors as the change in levels of non-performing and past due loans, historical loan loss experience, borrowers' financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions. The allowance for loan losses at June 30, 2000 was $2.52 million or 1.17% of total loans compared to $2.28 million or 1.24% of total loans at December 31, 1999. Management believes that the allowance for loan losses is adequate to absorb possible loss in the loan portfolio.

NON-PERFORMING ASSETS AND PAST DUE LOANS

Non-performing assets, comprised of real estate owned, non-accrual loans and loans for which payments are more than 90 days past due, totaled $861,000 at June 30, 2000 compared to $505,000 at June 30, 1999. Non-performing assets as a percentage of total loans and real estate owned at June 30, 2000 and June 30, 1999 were 0.4% and .3%, respectively.

The Company has a loan review function that continually monitors selected accruing loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. The loan review function also identifies loans with high degrees of credit or other risks. The focus of loan review as well as management is to maintain a low level of non-performing assets and return current non-performing assets to earning status. Management is unaware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on liquidity, capital resources or operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

FINANCIAL CONDITION

OVERVIEW

Total assets were $276 million at June 30, 2000, an increase of $21.7 million or 8.6% from December 31, 1999, which equates to an annual growth rate of almost 17%.

ASSETS AND FUNDING

At June 30, 2000 earning assets totaled $258 million, an increase of more than $25 million from December 31, 1999. The mix of interest earning assets has changed slightly since the beginning of 2000. Loans increased to 83% and investment securities decreased to 17% of earning assets at June 30, 2000 compared to loans of 79% and investments of 21% of earning assets at December 31, 1999.

At June 30, 2000, interest-bearing liabilities increased $18.8 million compared to December 1999. Non-interest-bearing deposits increased $908,000 in the first six months of 2000 and totaled $31.3 million at June 30, 2000. Federal Home Loan Bank advances increased $5 million in the first half of 2000 and totaled $20 million at June 30, 2000. In addition, the Bank had purchased $6.2 million of federal funds, which it intends to convert to additional Federal Home Loan Bank advances in the third quarter of 2000. At June 30, 2000, deposits represented 88% of interest-bearing liabilities, federal funds purchased represented 3% and Federal Home Loan Bank advances represented 9%.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $2.9 million for the six months ended June 30, 2000. Net cash used by investing activities totaling $30.6 million consisted primarily of a $30.5 million increase in loans outstanding. The loans were funded by an $8.5 increase in deposits, a $5.0 million increase in Federal Home Loan Bank advances and a $6.2 million increase in federal funds sold. The remainder of the funding was from cash generated in previous periods. The decrease in cash and cash equivalents for the year to date June 30, 2000 was $8.9 million.

Total stockholders' equity at June 30, 2000 was 8.40% of total assets compared to 8.65% at December 31, 1999. The decrease in the capital percentage is attributed to a $22 million increase in total assets since December 31, 1999. Nearly all of the asset growth was in loans.

At June 30, 2000, WGNB Corp. was in compliance with various regulatory capital requirements administered by federal and state banking agencies. The following is a table representing WGNB Corp.'s consolidated Tier-1, tangible capital, and risk-based capital.

                                                       JUNE 30, 2000
                                  ----------------------------------------------------------
                                    ACTUAL               REQUIRED              EXCESS
                                    AMOUNT       %        AMOUNT      %        AMOUNT     %
                                  --------     -----     --------   ----      -------   ----
Total capital (to risk-
      weighted assets)            $ 26,715     12.57%    $17,000    8.00%     $ 9,715   4.57%

Tier 1 capital (to risk-
      weighted assets)              24,192     11.38%      8,500    4.00%      15,692   7.38%

Tier 1 capital (to average
        assets)                     24,192      9.28%     10,421    4.00%      13,771   5.28%

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         There are no material, pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      Not applicable.

         (b)      Not applicable.

         (c)      Not Applicable.

         (d)      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as part of this Report:

3.1 Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10-SB filed June 14, 2000 (the "Form 10-SB").

3.2 Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Form 10-SB).

4.1 See exhibits 3.1 and 3.2 for provisions of Company's Articles of Incorporation and Bylaws Defining the Rights of Shareholders.

4.2 Specimen certificate representing shares of Common Stock (Incorporated by reference to Exhibit 4.2 to the Form 10-SB).

4.3 Rights Agreement dated as of February 12, 1997 between the Company and SunTrust Bank, Atlanta (Incorporated by reference to Exhibit 4.3 to the Form 10-SB).

27       Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 14, 2000

                                   WGNB CORP.


                               By: /s/ L. Leighton Alston
                                   -----------------------
                                   L. Leighton Alston
                                   President and CEO


                               By: /s/ Steven J. Haack
                                   -----------------------
                                   Steven J. Haack
                                   Treasurer
                                   Principal Financial Officer