Form 10QSB
period 2000-09-30
WGNB CORP
filed 2000-11-13
CIK 1115568

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


         [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended September 30, 2000

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



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                                Yes [X]      No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                Class                      Outstanding at November 9, 2000
                -----                      -------------------------------

    Common Stock, $1.25 par value                     3,095,455


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

                                   WGNB CORP.

                        CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

                                   WGNB CORP.
                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2000
                                   (UNAUDITED)



                                         Assets


Cash and cash due from banks, including reserve requirements
    of $100,000                                                            $  10,009,776
Federal funds sold                                                             2,800,000
                                                                           -------------

                    Cash and cash equivalents                                 12,809,776

Securities available for sale                                                 40,955,339
Securities held to maturity                                                    1,000,000
Loans, net                                                                   219,687,102
Premises and equipment, net                                                    5,785,377
Accrued interest receivable                                                    2,047,888
Other assets                                                                   3,016,799
                                                                           -------------

                                                                           $ 285,302,281
                                                                           =============

                           Liabilities and Stockholders' Equity

Deposits:
    Demand                                                                 $  31,888,340
    Interest bearing demand                                                   82,767,486
    Savings                                                                    7,743,031
    Time                                                                      73,143,030
    Time, over $100,000                                                       31,345,944
                                                                           -------------

               Total deposits                                                226,887,831

Federal Home Loan Bank advances                                               30,000,000
Other borrowings                                                                 500,000
Accrued interest payable                                                       1,743,314
Other liabilities                                                              1,760,799
                                                                           -------------
               Total liabilities                                             260,891,944
                                                                           -------------

Stockholders' equity:
     Common stock, $1.25 par value, 10,000,000 shares authorized;
         3,094,775 shares issued and outstanding                               3,868,469
     Additional paid-in capital                                                  818,707
     Retained earnings                                                        20,289,436
     Accumulated comprehensive loss                                             (566,275)
                                                                           -------------

               Total stockholders' equity                                     24,410,337
                                                                           -------------

                                                                           $ 285,302,281
                                                                           =============


See accompanying notes to consolidated financial statements.

                                   WGNB CORP.
                       CONSOLIDATED STATEMENTS OF EARNINGS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                    For the Three Months                 For the Nine Months
                                                                     Ended September 30,                 Ended September 30,
                                                                ------------- --------------        ------------------------------
                                                                   2000              1999               2000               1999
                                                                ----------        ----------        -----------        -----------
Interest income:
   Interest and fees on loans                                   $5,551,588        $4,264,433        $15,227,797        $12,256,797
   Interest on federal funds sold                                   92,818            80,781            259,786            229,410

Interest on investment securities:
   U.S. Treasury                                                        --            11,103                 --             47,980
   U.S. Government agencies                                        425,527           475,774          1,358,764          1,377,002
   State, county and municipal                                     166,711           150,418            524,749            409,119
   Other                                                            49,992            12,944            130,043             39,057
                                                                ----------        ----------        -----------        -----------

                    Total interest income                        6,286,636         4,995,453         17,501,139         14,359,365
                                                                ----------        ----------        -----------        -----------

Interest expense:
   Interest on deposits:
      Demand                                                       689,124           603,332          1,975,586          1,616,510
      Savings                                                       60,376            60,364            178,781            175,765
      Time                                                       1,519,151         1,253,863          4,302,154          3,769,154
   Interest on FHLB and other borrowings                           487,811           105,998            998,910            317,673
                                                                ----------        ----------        -----------        -----------

                    Total interest expense                       2,756,462         2,023,557          7,455,431          5,879,102
                                                                ----------        ----------        -----------        -----------

                    Net interest income                          3,530,174         2,971,896         10,045,708          8,480,263

Provision for loan losses                                          150,000            75,000            250,000            228,462
                                                                ----------        ----------        -----------        -----------

                    Net interest income after provision
                      for loan losses                            3,380,174         2,896,896          9,795,708          8,251,801
                                                                ----------        ----------        -----------        -----------
Other income:
   Service charges on deposit accounts                             601,911           349,645          1,363,201            987,998
   Miscellaneous                                                   262,504           246,238            753,279            716,017
                                                                ----------        ----------        -----------        -----------

                    Total other income                             864,415           595,883          2,116,480          1,704,015
                                                                ----------        ----------        -----------        -----------

Other expenses:
   Salaries and employee benefits                                1,362,687         1,142,294          3,984,421          3,372,361
   Occupancy                                                       373,346           359,934          1,083,676            995,720
   Other operating                                                 637,903           497,811          1,741,342          1,529,922
                                                                ----------        ----------        -----------        -----------

                    Total other expenses                         2,373,936         2,000,039          6,809,439          5,898,003
                                                                ----------        ----------        -----------        -----------

Earnings before income taxes                                     1,870,653         1,492,740          5,102,749          4,057,813

Income taxes                                                       699,386           542,829          1,831,500          1,458,005
                                                                ----------        ----------        -----------        -----------

                    Net earnings                                $1,171,267        $  949,911        $ 3,271,249        $ 2,599,808
                                                                ==========        ==========        ===========        ===========

                    Basic earnings per share                    $      .38        $      .30        $      1.06        $       .83
                                                                ==========        ==========        ===========        ===========

                    Diluted earnings per share                  $      .37        $      .30        $      1.04        $       .82
                                                                ==========        ==========        ===========        ===========

See accompanying notes to consolidated financial statements.

                                   WGNB CORP.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                      For the Three Months              For the Nine Months
                                                                       Ended September 30,              Ended September 30,
                                                                   ---------------------------      ---------------------------
                                                                      2000             1999            2000             1999
                                                                   ----------       ----------      ----------       ----------
Net earnings                                                       $1,171,267       $  949,911      $3,271,249       $2,599,808

Other comprehensive income (loss), net of tax:
    Unrealized gains (losses) on investment
        Securities available for sale:
           Unrealized gains (losses) arising during                   743,332         (581,014)        773,749       (2,317,130)
             the period
           Associated (taxes) benefit                                (275,033)         214,975        (286,341)         857,338

                    Less: Reclassification adjustment for                (107)           4,510         (14,079)          19,440
                            (gains) losses
                    Associated taxes (benefit)                             40           (1,669)          5,209           (7,193)
                                                                   ----------       ----------      ----------       ----------

Other comprehensive income (loss)                                     468,232         (363,198)        478,538       (1,447,545)
                                                                   ----------       ----------      ----------       ----------

Comprehensive income (loss)                                        $1,639,499       $  586,713      $3,749,787       $1,152,263
                                                                   ==========       ==========      ==========       ==========



See accompanying notes to consolidated financial statements.

                                   WGNB CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                            2000                  1999
                                                                        ------------           -----------
Cash flows from operating activities:
    Net earnings                                                        $  3,271,249             2,599,808
    Adjustments to reconcile net earnings to net cash
       Provided by operating activities:
          Depreciation, amortization and accretion                           564,971               540,861
          Provision for loan losses                                          250,000               228,462
          Provision for deferred income taxes                                 55,919                53,722
          Loss (gain) on sale of securities available for sale                 8,870               (12,247)
          Loss (gain) on sale of premises and equipment                      (15,027)                   --
          Loss (gain) on sale of other real estate                                --                 5,979
          Change in:
             Other assets                                                 (1,161,272)           (1,829,226)
             Other liabilities                                             1,617,083               689,159
                                                                        ------------           -----------

               Net cash provided by operating activities                   4,591,793             2,276,518
                                                                        ------------           -----------

Cash flows from investing activities:
    Proceeds from sales of securities available for sale                     560,520             1,261,930
    Proceeds from maturities of securities available for sale              2,850,535             8,166,566
    Purchases of securities available for sale                            (2,286,470)          (12,596,546)
    Net change in loans                                                  (38,239,728)          (17,348,408)
    Proceeds from sale of premises and equipment                              31,428                    --
    Purchases of premises and equipment                                     (689,095)           (1,129,095)
    Proceeds from sales of other real estate                                  24,744               112,729
                                                                        ------------           -----------

               Net cash used by investing activities                     (37,748,066)          (21,532,824)

Cash flows from financing activities:
    Net change in deposits                                                12,082,430            23,755,031
    Federal Home Loan Bank advances                                       15,000,000                    --
    Federal Home Loan Bank advance repayment                                      --             2,000,000
    Proceeds from other borrowings                                           420,000                    --
    Repayment of other borrowings                                           (270,000)             (175,000)
    Dividends paid                                                        (1,076,788)             (967,807)
    Issuance of common stock                                                  24,792                26,158
    Retirement of common stock                                              (280,029)             (608,545)
                                                                        ------------           -----------

               Net cash provided by financing activities                  25,900,405            20,029,837

Change in cash and cash equivalents                                       (7,255,868)              773,531
Cash and cash equivalents at beginning of period                          20,065,644            15,561,652
                                                                        ------------           -----------
Cash and cash equivalents at end of period                              $ 12,809,776            16,335,183
                                                                        ============           ===========


See accompanying notes to consolidated financial statements.

                                   WGNB CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                   (UNAUDITED)


                                                                 2000                1999
                                                              ----------          ----------
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
        Interest                                              $6,810,218           5,993,031
        Income taxes                                           1,960,313
                                                                                   1,416,926
    Non-cash investing and financing activities:
        Transfer of loans to other real estate                    88,918              22,211
        Financed sales of other real estate                       50,273                  --
        Change in unrealized gains (losses) on
           securities available for sale, net of tax             478,538          (1,447,545)
        Change in dividends payable                               54,834             (32,863)



See accompanying notes to consolidated financial statements.

                                   WGNB CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) BASIS OF PRESENTATION

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

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position as of September 30, 2000, and the results of its operations and its cash flows for the nine-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with consolidated financial statements and the related notes and the report of independent accountants included in the Company's initial filing on form 10-SB which included the results of operations for the years ended December 31, 1999 and 1998.

NOTE (2) NET EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares. All net earnings per share amounts have been restated to conform to the provisions of SFAS No. 128.

Reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share for the periods ended September 30, 2000 and September 30, 1999 are as follows:

                                                      For the nine months ended September 30, 2000

                                                      Net Earnings       Common Shares       Earnings
                                                       (Numerator)       (Denominator)      per Share
                                                      ------------       -------------      ---------
Basic earnings per share                               $3,271,249           3,099,700         $1.06
Effect of dilutive securities - Stock Options                                  34,933          (.02)
                                                       ----------          ----------         -----
Diluted earnings per share                             $3,271,249           3,134,633         $1.04
                                                       ==========          ==========         =====


                                                      For the nine months ended September 30, 1999

                                                      Net Earnings       Common Shares       Earnings
                                                       (Numerator)       (Denominator)      per Share
                                                      ------------       -------------      ---------
Basic earnings per share                               $2,599,808           3,125,374         $ .83
Effect of dilutive securities - Stock Options                   0              34,380          (.01)
                                                       ----------          ----------         -----
Diluted earnings per share                             $2,599,808           3,159,754         $ .82
                                                       ==========          ==========         =====

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

RESULTS OF OPERATIONS

Quarters and nine months ended September 30, 2000 and 1999

OVERVIEW

         Net earnings for the nine months ended September 30, 2000 was $3.3 million, which represented an increase of $671,000 or 26 percent compared to the nine months ended September 30, 1999. Net earnings per common share increased 28 percent from $1.06 per share to $.83 per share when comparing the same two periods. Net earnings for the third quarter ended September 30, 2000 was $1.17 million compared to $950,000 for the third quarter of 1999. The third quarter of 2000 earnings established another record quarterly net income for the Company. The improved operating results are attributable to loan growth of $38.2 million since the beginning of 2000. This loan growth resulted in an increase of net interest income of over $1.57 million or 18 percent when comparing the first nine months of 2000 with the same period in 1999. Additionally, non-interest income has improved by 24 percent or $412,000 when comparing the same periods. This increase is primarily attributable to service charges on overdraft checking accounts.

NET INTEREST INCOME

         When comparing the first nine months of 2000 to the same period in 1999, the 18 percent increase in net interest income was the result of a $3.1 million or 22 percent increase in interest income and a $1.6 million or 27 percent increase in interest expense. The net interest margin for the nine months year to date for 2000 is 5.40 percent compared to 5.31 percent for the same year to date period in 1999. The average year to date yield on earning assets in 2000 is 9.28 percent and for 1999 was 8.90 percent. The comparative cost of funds was 4.09 percent in 2000 and 3.73 percent in 1999. Net interest income improved over $1.5 million or 18 percent comparing the two nine-month periods. Year to date average earning assets have increased approximately $37 million, while average interest-bearing liabilities increased $34 million.

NON-INTEREST INCOME AND EXPENSE

         Non-interest income for the first nine months of 2000 increased $412,000 or 24 percent compared to the first nine months of 1999. Service charges on deposit accounts increased $375,000 or 38 percent during 2000 compared to the first nine months of 1999. This increase was due primarily to increased income from non-sufficient funds charges.

         Non-interest expense increased $911,000 or 15 percent in the first three quarters of 2000 compared to the same period in 1999. Salaries and employee benefits increased $612,000, an 18 percent increase over the first nine months of 1999. The increase was primarily due to additional staffing requirements in the operations and lending departments in the Bank. The Bank increased its full time equivalent employee count from 102 in September of 1999 to 118 in September of 2000. The increase is also attributable to higher pay rates for employees due to annual raises and increased profit sharing accruals due to higher earnings.

         Occupancy and other operating expenses increased $300,000 or 12 percent from 1999 to 2000. Increased depreciation expense attributable to operations and retail delivery equipment and software purchases accounted for $84,000 of the increase. These fixed assets purchases were placed in service in late 1999 in preparation for year 2000 compliance. In addition, retail delivery tools such as a new accounts platform, temporary facilities for the Bank's anticipated "Mirror Lake" branch, and additional ATM sites in the Bank's market area were purchased to increase the Bank's retail presence in its growing market. Other operating expenses have increased due to cost associated with the Company's registration statement, fees associated with its bounce protection product, fees incurred in connection with ATM networks and supplies expense connected with increase operational volume.

INCOME TAXES

         Income tax expense for the first nine months was $ 1.8 million in 2000 compared to $1.5 million in 1999. The effective tax rates for each of the periods ended September 30, 2000 and 1999 were 36 percent.

PROVISION AND ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

         The adequacy of the allowance for loan and lease losses is determined through management's informed judgment concerning the amount of risk inherent in the Company's loan and lease portfolios. This judgment is based on such factors as the change in levels of non-performing and past due loans and leases, historical loan loss experience, borrowers' financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions. The allowance for loan and lease losses at September 30, 2000 was $2.7 million or 1.20 percent of total loans compared to $2.28 million or 1.24 percent of total loans at December 31, 1999. Management believes that the allowance for loan losses is adequate to absorb possible loss in the loan portfolio. However, the risk associated with loan growth and the slowing economy has caused management to favor higher loan loss provisions for the remainder of 2000.

NON-PERFORMING ASSETS AND PAST DUE LOANS

         Non-performing assets, comprised of real estate owned, non-accrual loans and loans for which payments are more than 90 days past due, totaled $631,000 at September 30, 2000 compared to $672,000 at September 30, 1999. Non-performing assets as a percentage of total loans and real estate owned at September 30, 2000 and September 30, 1999 were 0.3 percent and 0.4 percent, respectively.

         The Company has a loan review function that continually monitors selected loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. The loan review function also identifies loans with high degrees of credit or other risks. The focus of loan review as well as management is to maintain a low level of non-performing assets and return current non-performing assets to earning status. Management is unaware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on liquidity, capital resources or operations.

FINANCIAL CONDITION

OVERVIEW

         Total assets were $285 million at September 30, 2000, an increase of $31 million or 12 percent from December 31, 1999, which equates to an annual growth rate of approximately 16 percent if asset growth continued on its current pace.

ASSETS AND FUNDING

         At September 30, 2000 earning assets totaled $270 million, an increase of more than $37 million from December 31, 1999. The mix of interest earning assets has changed slightly since the beginning of 2000. Loans increased to 83 percent and investment securities and federal funds decreased to 17 percent of earning assets at September 30, 2000. This is compared to loans of 79 percent and investments of 21 percent of earning assets at December 31, 1999.


         At September 30, 2000, interest-bearing deposits increased $10.6 million compared to December 1999. Non-interest-bearing deposits increased $1.4 million in the first nine months of 2000 and totaled $31.9 million at September 30, 2000. Federal Home Loan Bank advances increased $15 million in the first nine months of 2000 and totaled $30 million at September 30, 2000. At September 30, 2000, deposits represented 86 percent and Federal Home Bank advances represented 13 percent of interest-bearing liabilities.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities totaled $4.6 million for the nine months ended September 30, 2000. Net cash used by investing activities totaling $37.7 million consisted primarily of a $38.2 million increase in loans outstanding. The loans were funded by a $12.1 increase in deposits and a $15.0 million increase in Federal Home Loan Bank advances. The remainder of the funding was from cash generated in previous periods. The decrease in cash and cash equivalents for the year to date at September 30, 2000 was $7.3 million.

         Total stockholders' equity at September 30, 2000, was 8.56 percent of total assets compared to 8.65 percent at December 31, 1999. The decrease in the capital percentage is attributed to a $31 million increase in total assets since December 31, 1999. Nearly all the asset growth was in loans.

         At September 30, 2000, WGNB Corp. was in compliance with various regulatory capital requirements administered by federal and state banking agencies. The following is a table representing WGNB Corp.'s consolidated Tier-1, tangible capital, and risk-based capital.


                                                                  SEPTEMBER 30, 2000
---------------------------------------------------------------------------------------------------------------------------
                                   ACTUAL                          REQUIRED                         EXCESS
                                   AMOUNT          %               AMOUNT            %              AMOUNT            %
---------------------------------------------------------------------------------------------------------------------------
Total capital (to risk-
      weighted assets)            $27,660          12.58%          $17,589           8.00%          $10,071           4.58%
Tier 1 capital (to risk-
      weighted assets)             24,977          11.36%            8,794           4.00%           16,183           7.36%
Tier 1 capital (to
       average assets)             24,977           9.74%           11,365           4.00%           13,771           5.74%

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

27                Financial Data Schedule (for SEC use only)

(b)               Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 10, 2000

                                            WGNB CORP.


                                        By:     /s/ L. Leighton Alston
                                            ------------------------------------
                                            L. Leighton Alston
                                            President and CEO


                                        By:     /s/ Steven J. Haack
                                            ------------------------------------
                                            Steven J. Haack
                                            Treasurer
                                            Principal Financial Officer