Form 10KSB
period 2000-12-31
WGNB CORP
filed 2001-02-21
CIK 1115568

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------
                                   FORM 10-KSB
                                  ANNUAL REPORT
                           ---------------------------

     PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000        COMMISSION FILE NO. 000-30805

                                   WGNB CORP.
                 (Name of Small Business Issuer in Its Charter)

           GEORGIA                                    58-1640130
   ---------------------                --------------------------------------
  (State of Incorporation)              (I.R.S. Employer Identification Number)


          201 MAPLE STREET
            P.O. BOX 280
         CARROLLTON, GEORGIA                              30117
---------------------------------------            -----------------
(Address of Principal Executive Offices)               (Zip Code)

                                 (770) 832-3557
                    ----------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                            ------------------------

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

      TITLE OF EACH CLASS            NAME OF EXCHANGE ON WHICH REGISTERED
      -------------------            ------------------------------------

            None                                      N/A

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                     Common Stock, $1.25 par value per share

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $27,039,554

         There is no established trading market for the registrant's capital stock. The aggregate market value of the stock held by non-affiliates of the registrant at January 31, 2001 was $34,869,748, based on a per share price of $23.00, which is the price of the last trade of which management is aware as of such date. Although directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

         At February 12, 2001, there were 3,095,455 shares of the registrant's Common Stock outstanding.

         Transitional Small Business Disclosure Format (check one): Yes [ ]
No [X]

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

================================================================================

                                   WGNB CORP.

                         2000 FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS



    ITEM NUMBER                                                                                          PAGE OR
   IN FORM 10-KSB                                      DESCRIPTION                                       LOCATION
   --------------                                      -----------                                       --------

      Item 1.             Business...............................................................           1

      Item 2.             Properties.............................................................           14

      Item 3.             Legal Proceedings......................................................           14

      Item 4.             Submission of Matters to a Vote of Security Holders....................           14

      Item 5.             Market for the Common Equity and Related Shareholder Matters...........           15

      Item 6.             Management's Discussion and Analysis of Financial
                          Condition and Results of Operations....................................           16

      Item 7.             Financial Statements...................................................          F-1

      Item 8.             Changes in and Disagreements with Accountants on Accounting and
                          Financial Disclosure...................................................           25

      Item 9.             Directors, Executive Officers, Promoters and Control
                          Persons; Compliance with Section 16(a) of the
                          Exchange Act...........................................................           26

      Item 10.            Executive Compensation.................................................           26

      Item 11.            Security Ownership of Certain Beneficial Owners
                          and Management.........................................................           26

      Item 12.            Certain Relationships and Related Transactions.........................           26

      Item 13.            Exhibits and Reports on Form 8-K.......................................           26

                                     PART I

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         Certain of the statements made in this Report and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements made by the Company or its officers, directors or employees, may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements are based on Management's beliefs, current expectations, estimates and projections about the financial services industry, the economy and about the Company and the Bank in general. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions readers that the following important factors, among others, could cause the Company's actual results to differ materially from the forward-looking statements contained in this Report: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company or the Bank must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (iii) the effect on the Company's competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; and (v) the effect of changes in the business cycle and downturns in local, regional or national economies. The Company cautions that the foregoing list of important factors is not exclusive.


ITEM 1.  BUSINESS

GENERAL

         WGNB Corp. (the "Company"), a Georgia corporation and a registered bank holding company under the Federal Bank Holding Company Act of 1956, as amended, was incorporated on May 11, 1984, to acquire all of the outstanding shares of common stock of West Georgia National Bank (the "Bank"). The Bank was organized in 1946 as a national banking association under the federal banking laws of the United States. The Company received approval to become a bank holding company from the Board of Governors of the Federal Reserve System (the "Federal Reserve") and from the Georgia Department of Banking and Finance in early 1985. In 1997, the Company formed a non-bank subsidiary, West Georgia Credit Services, Inc. (the "Finance Company"), which conducts business as "Mortgage & Loan Solutions." As of February 12, 2001, the Company had 3,095,455 issued and outstanding shares of common stock, $1.25 par value per share (the "Common Stock"), held by approximately 380 shareholders of record.

         The Company conducts all of its business through the Bank and the Finance Company. The executive offices of the Company and the main office of the Bank are located at 201 Maple Street, Carrollton, Georgia 30117. The Finance Company office is located at 4109 Jimmy Lee Smith Parkway, Hiram, Georgia 30141.

THE BANK

         The Bank is a full service commercial bank offering a variety of services customary for community banks of similar size which are designed to meet the banking needs of individuals and small to medium-sized businesses. The Bank attracts most of its deposits and conducts most of its lending transactions from and within its primary service area encompassing Carroll County, Georgia and the western portion of Douglas County, Georgia.

         The Bank operates a total of six branches and six additional 24-hour ATM sites, all located in Carroll County, Georgia. The Bank's main office is located in Carrollton, Georgia. In addition, the Bank operates two other branches in the city of Carrollton, two branches in Villa Rica and one branch in Bowdon, Georgia.

         As a convenience to its customers, the Bank offers at most of its branch locations Saturday banking hours, drive-thru teller windows and 24-hour automated teller machines. The Bank is a member of Honor, Cirrus and several other ATM networks of automated teller machines which permit Bank customers to perform monetary transactions in most cities throughout the southeast and other regions. The Bank also offers Internet banking services through its web site located at www.wgnb.com.

         Deposit Services. The Bank offers a full range of deposit services including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from money market accounts to longer-term certificates of deposit. The accounts are all offered to the Bank's market area at rates competitive to those offered in the area. All deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum allowed by law.

         As of December 31, 2000, the Bank had deposits of approximately $234 million, and approximately 24,200 deposit accounts. No material portion of the Bank's deposits have been obtained from one or a few persons or entities (including federal, state and local governments and agencies), the loss of any one or more of which would have a materially adverse effect on the Bank.

         The following table sets forth the mix of depository accounts at the Bank as a percentage of total deposits at December 31, 2000.

Deposit Mix

                                                  At December 31, 2000
                                                  --------------------

Non-interesting bearing demand                           13.20%
NOW accounts and money market                            37.81%
Savings                                                   3.24%
Time Deposits
         Under $100,000                                  32.39%
         $100,000 and over                               13.36%
                                                        ------
                                                        100.00%
                                                        ======

         Lending Services. The Bank's lending business consists principally of making consumer loans to individuals and commercial loans to small and medium-sized businesses and professional concerns. In addition, the Bank makes secured real estate loans, including residential and commercial construction loans, and first and second mortgage loans for the acquisition or improvement of personal residences. As of December 31, 2000, the Bank had approximately $228 million in total loans, representing 79% of its total assets of approximately $289 million. The loan portfolio is made up of both fixed and adjustable rate loans. Approximately 69% of the Company's total loan portfolio is fixed rate and 31% is adjustable rate as of December 31, 2000. No material portion of the Bank's loans is concentrated within a single industry or group of related industries. The Bank is not dependent to any material degree upon any single borrower or a few principal borrowers. The loss of any individual borrower or of a few principal borrowers would not be likely to have a material adverse effect on the operations or earnings of the Bank.

         Real Estate Loans. Loans secured by real estate make up the primary component of the Bank's loan portfolio, constituting approximately $182 million, or 80%, of the Bank's total loans as of December 31, 2000. Approximately 66% of the real estate loans are fixed rate and 34% are adjustable rate. These loans consist of commercial real estate loans, construction and development loans, residential real estate loans and home equity loans. Real estate loans are collateralized by commercial and residential real estate in the Company's primary and secondary market areas. The types of real estate that typically constitute collateral include primary and secondary residences for individuals, including multi-family projects, places of business, real estate for agricultural uses and undeveloped land.

         Commercial Loans. The Bank makes loans for commercial purposes in various industries resident to its market area. As of December 31, 2000, commercial loans constituted approximately $27 million, or 12% of the Bank's total loans. Approximately 73% of commercial loans are fixed rate while 27% are adjustable. The typical commercial loan has a maturity of three years or less. Loans in this category exclude commercial loans secured by real estate. Commercial loans secured by real estate are included in the real estate category described above. The typical commercial loan has collateral such as equipment for business use and inventory and may include unsecured working capital lines.

         Consumer Loans. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans and lines of credit. As of December 31, 2000, the Bank held approximately $20 million of consumer loans, representing 8% of its total loans. Consumer loans are primarily fixed rate in nature with 96% of this loan category carrying fixed rates. These loans are typically collateralized by personal automobiles, recreational vehicles or household items and may include unsecured loans to individuals.

         Other Lending Activities. The Bank also engages in secondary-market mortgage activities whereby the Bank originates mortgage loans on behalf of investor correspondent banks who fund the loans. The investor correspondent banks underwrite and price the loans and the Bank receives a fee for originating and packaging the loans. Periodically the Bank receives discount points depending on the pricing of the loan. No mortgage loans are held by the Bank for resale nor does the Bank service third party loans.

         Risks Associated with Lending Activities. Consumer and non-mortgage loans to individuals entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

         Commercial loans and loans secured by commercial and multi-family real estate properties are generally larger and involve greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on these loans are often dependent on the successful operation of the business or management of the property, repayment of such loans may be subject to adverse conditions in the economy or real estate markets. It has been the Bank's practice to underwrite such loans based on its analysis of the amount of cash flow generated by the business and the resulting ability of the borrower to meet its payment obligations. In addition, the Bank, in general, seeks to obtain a personal guarantee of the loan by the owner of the business and, under certain circumstances, seeks additional collateral.

         Construction loans are generally considered to involve a higher degree of credit risk than residential mortgage loans. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the security property's value upon completion of construction as compared to the estimated costs of construction, including interest and fees. In addition, the Bank assumes certain risks associated with the borrower's ability to complete construction in a timely and workmanlike manner. If the estimate of value proves to be inaccurate, or if construction is not performed timely or in a quality manner, the Bank may be confronted with a project which, when completed, has a value insufficient to assure full repayment or to advance funds beyond the amount originally committed to permit completion of the project.

         Target Concentrations & Loan Portfolio Mix. The Bank has target concentration and portfolio mix limits written in its loan policy. The goal of the policy is to avoid concentrations that would result in particular loan or collateral type, industry or geographic area comprising a large part of the whole portfolio. The portfolio should be varied enough to obtain a balance of maximum yield and minimum risk. The loan portfolio mix is reported and reviewed quarterly by the Board of Directors. Concentration targets are evaluated periodically to determine changes in risk profiles and market need. The following represents maximum target concentrations of loans by category as a percentage of total loans:

                  Single-payment loans                                 25%
                  Unsecured loans                                       6%
                  Loans secured by:
                           Residential real estate                     30%
                           Commercial real estate                      35%
                           Convenience stores assets                    6%
                           Hotels/motels                                5%
                           Poultry facilities                           7%
                  Acquisition & development/construction loans         20%
                  Commercial and industrial purpose loans              20%
                  Exceptions to primary and secondary trade area       10%

         The loan policy includes a provision limiting all types of real estate loans to 75% of the total loan portfolio. Although, in aggregate, it accounts for a large portion of the loan portfolio, real estate lending has historically been the Company's lowest loan loss category.

         Legal Lending Limit. The Bank is subject to loans to one borrower limitations prescribed for national banks by the Office of the Comptroller of the Currency (see Supervision and Regulation). The legal lending limit to a single borrower by regulation is defined as 25% of total capital plus reserves. The Bank, however, has defined an internal exposure limit to one borrower of 10% of total capital plus reserves.

         Loan Underwriting Standards. Management recognizes the importance of character and past performance as consideration in the lending decision process. In analyzing a credit relationship, primary emphasis is placed on adequacy of cash flow and the ability of the obligor to service the debt. Secondary emphasis is placed on the past performance of the borrower, the type or value of the collateral, the amount of net worth present or any performance of endorsers or guarantor that has not been proven.

         Collateral is not considered a substitute for the borrower's ability to repay. Collateral serves as a way to control the borrower and provide additional sources of repayment in the event of default. The quality and liquidity of the collateral are of paramount importance and must be confirmed before the loan is made. The Bank has loan to value and margin guidelines that are varied depending on the type of collateral offered. Loans secured by liquid assets and securities carry margins of 75% to 100% depending on the liquidity and price volatility of the asset. In general, loans to value on various types of real estate range from a high of 85% to a low of 60%. Installment loans, in general, require a loan to collateral value of at least 80%. In addition, there are limits on terms of repayment of loans for automobiles and related collateral which are dependent of the age of the asset. There are certain exceptions to the loan to value guidelines that are dependent on the overall creditworthiness of the borrower.

         Loan Approval. The Bank's loan approval policies provide for various levels of officer lending authority. When the aggregate outstanding loans to a single borrower exceeds an individual officer's lending authority, the loan request must be considered and approved by an officer with a higher lending limit or an officers' loan committee (the "OLC"). Individual officers' secured and unsecured lending limits range from $5,000 to $100,000, depending on seniority. The OLC, which consists of the president, executive vice president, two senior vice presidents and other lenders, has a lending limit of $300,000 for secured and $100,000 for unsecured loans. Loans between $300,000 and the Bank's legal lending limit must be approved by an executive loan committee, which is made up of the CEO of the Company, the President of the Bank and six outside directors.

         Loan Review. The Bank has a comprehensive loan review process involving an independent loan review officer and lending officers. The loan review process is designed to promote early identification of credit quality problems. All loan officers are charged with the responsibility of rating their loans. The Bank's independent loan review officer is charged with the responsibility of ensuring that all problem loans and all loan or line of credit relationships in excess of $350,000 are reviewed annually, with random sample checks on consumer loans and other loans less than $350,000. Additionally, the loan review officer monitors the loan rating system to ensure proper risk identification. The Bank's risk identification process is also reviewed by its regulators.

THE FINANCE COMPANY

         The Finance Company was established primarily for the purpose of diversifying revenue sources for the Company by offering consumer financing not traditionally offered by banks. The Finance Company makes consumer finance loans to individuals, which it holds in its own loan portfolio. The consumer finance loans consist of (a) loans to individuals in original principal amounts of less than $3,000 that are regulated under the Georgia Industrial Loan Act ("GILA") or
(b) loans to individuals in excess of $3,000 that are not regulated under GILA. As of December 31, 2000, the Finance Company contributed less than 1% of the total consolidated revenues for the Company.

MARKET AREA

         Although 2000 Census data is not available as of the date of this Report, such data is not expected to vary materially from the following statistical data which is based on information contained in a report published by the State University of West Georgia Department of Economics dated October 26, 1999.

         The Bank's primary market area includes all of Carroll County, Georgia and the western portion of Douglas County, Georgia. Approximately 97% of the Bank's customers reside in Carroll County, although it attracts some loan business from neighboring Douglas and Paulding Counties. The Bank's secondary market area includes the Georgia counties of Paulding, Douglas, Heard, and Haralson, and the Alabama counties of Clebourne and Randolph. Carroll County is located approximately 45 miles southwest of Atlanta and 90 miles east of Birmingham, Alabama. Carroll County's major industries include wire production, food processing, paper and lumber products and other manufacturing. The State University of West Georgia, which serves more than 8,000 students, is also located in Carrollton, the location of the Bank's main office.

         Carroll County's population has grown steadily but relatively slowly when compared to some metro Atlanta counties, reflecting an average annual growth rate of 2.0% from 1990 to 1998. Its growth rate is also lower than that for the state of Georgia. Out of 159 Georgia counties, Carroll County ranks 29th in land area and 23rd in population. The unemployment rate for Carroll County in August 1999 was 4.1% which was above the Georgia's rate of 3.9% but below the national rate of 4.2%. Per capita income for 1997 in Carroll County was $18,840, which was 79% of the average for the state as a whole. Carroll County's personal income of $1.53 billion ranked 26th in Georgia's counties.

         The City of Carrollton has been a major retail draw for surrounding counties in western Georgia and eastern Alabama. Single-family building permits issued in Carroll County in 1999 (concentrated primarily in the northern part of the County near I-20) were 29% higher than in 1998 and surpassed all other western Georgia counties. Douglasville, in neighboring Douglas County, is currently experiencing a surge of new retail activity primarily centered near the recently completed Arbor Place Mall. Hiram, in neighboring Paulding County, has similarly experienced a significant increase in retail activity, particularly at the intersection of Georgia Highway 92 and U.S. Highway 278 where the Finance Company is located.

         Carroll County continues to be the largest deposit base county in its market area with Douglas County to its east and Paulding County to its north emerging as deposit growth areas. The compound annual growth rate for deposits at financial institutions in Carroll County for the years 1993-1999 was 4.7%. The amount of total deposits in Carroll County was approximately $946 million at June 30, 1999, compared to total deposits of approximately $710 million in 1993. Douglas County had the second largest deposit base in its market area with $636 million, with Paulding County coming in third with $422 million, at the end of 1998. The Bank held a market share of 21.6% of total deposits in Carroll County at June 30, 1999.

         Significant development has become apparent in the western Georgia area along the I-20 West corridor. The development of communities west of metro Atlanta along I-20 such as Douglasville and westward toward the city of Villa Rica will have an impact on the Company's primary and secondary market areas. Because this growth and development is so new, the statistical impact on the Company's market area has not been determined. Retail developments such as Arbor Place Mall and additional retail establishments in the Chapel Hill area of Douglas County along with large residential developments such as Chapel Hill Country Club, Bear Creek, New Manchester and Mirror Lake are anticipated to have an economic impact on the West Georgia area including North Carroll

County. The Bank's Villa Rica Office located in North Carroll County has experienced the fastest percentage loan growth of all locations with approximately 24% or $14 million in 2000. The Main Office grew 18% or $19 million in total loans in 2000.

COMPETITION

         The Bank and the Finance Company operate in a competitive environment, competing for deposits and/or loans with commercial banks, thrifts and other financial entities. Principal competitors include other community commercial banks (such as Community First Bank, CB&T of West Georgia, Regions Bank, Peoples Bank of West Georgia and Hometown Bank of Villa Rica) and larger institutions with branches in the Bank's market area (such as Bank of America, SunTrust Bank and SouthTrust Bank). Numerous mergers and consolidations involving banks in the Bank's market area have occurred recently, requiring the Bank to compete with banks with greater resources.

         The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. Many of the financial institutions operating in the Bank's market area offer services such as trust, investment and international banking, which the Bank does not offer, and have greater financial resources or have substantially higher lending limits than do the Bank or Finance Company.

         To compete with other financial services providers, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customers' needs. Management believes that the Bank has an opportunity to establish business ties with customers who have been displaced by the consolidations and desire to forge banking relationships with locally owned and managed institutions.

         The Bank offers many personalized services and attracts customers by being responsive and sensitive to the needs of the community. The Bank relies not only on the goodwill and referrals of satisfied customers, as well as traditional media advertising to attract new customers, but also on individuals who develop new relationships to build the customer base of the Bank. To enhance the Bank's image in the community, the Bank supports and participates in many events. Employees, officers and directors represent the Bank on many boards and local civic and charitable organizations.

EMPLOYEES

         As of December 31, 2000, the Bank had 123 full time equivalent employees and the Finance Company had two full time employees none of whom is a party to a collective bargaining agreement. Certain executive officers of the Bank and Finance Company also serve as the officers of the Company (which does not have compensated employees). The Company believes that both the Bank and Finance Company enjoy satisfactory relations with their respective employees.

MONETARY POLICIES

         The operations of the Bank and Finance Company are affected by the credit policies of monetary authorities, particularly the Board of Governors of the Federal Reserve System. The instruments of monetary policy employed by the Federal Reserve System include open market operations in U. S. government securities, changes in discount rates on member bank borrowings, and changes in reserve requirements against member bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve System, it is difficult to predict how possible future changes in interest rates, deposit levels or loan demand would affect the business and earnings of the Bank and Finance Company.

SUPERVISION AND REGULATION

         The Company and its subsidiaries are extensively regulated under federal and state law. These laws and regulations generally are intended to protect depositors, not shareholders. The following is a summary description of certain provisions of certain laws which affect the regulation of bank holding companies and banks. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company and its subsidiaries. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following with the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), numerous additional regulatory requirements have been placed on the banking industry in the past ten years, and additional changes have been proposed. The banking industry has also changed significantly as a result of the passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") and the Financial Services Modernization Act of 1999. The Company's operations may be affected by legislative changes and the policies of various regulatory authorities and the Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future.

THE COMPANY

         The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHCA"). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company's and the Bank's activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

         Investments, Control and Activities. With certain limited exceptions, the BHCA requires every bank holding company to obtain prior approval of the Federal Reserve:

         - to acquire the ownership or control of more than 5% of any class of voting stock of any bank not already controlled by it;

         - for it or any subsidiary (other than a bank) to acquire all or substantially all of the assets of a bank; and

         -        to merge or consolidate with any other bank holding company.

         In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the Company has registered securities under Section 12 of the Exchange Act or no other person will own a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenge of the rebuttable control presumption.

         The BHCA further provides that the Federal Reserve may not approve any transaction that would result in a monopoly, or the effect of which may be substantially to lessen competition in any section of the country, or that in any other manner would be in restraint of trade, unless the transaction's anticompetitive effects are clearly outweighed by the public interest. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served.

         Bank holding companies generally are also prohibited under the BHCA from engaging in non-banking activities or from acquiring direct or indirect control of any company engaged in non-banking activities. However, the Federal Reserve may permit bank holding companies to engage in certain types of non-banking activities determined by the Federal Reserve to be closely related to banking or managing or controlling banks. Activities determined by the Federal Reserve to fall under this category include:

         -        making or servicing loans and certain leases;

         -        providing certain data processing services;

         -        acting as a fiduciary or investment or financial advisor,

         -        providing discount brokerage services;

         -        underwriting bank eligible securities; and

         -        making investments designed to promote community welfare.

         Subsidiary banks of a bank holding company are subject to certain restrictions on extensions of credit to the bank holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company's ability to obtain funds from the Bank for its cash needs, including funds for the payment of dividends, interest and operating expenses. Further, federal law prohibits a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or the furnishing of services. For example, the Bank may not generally require a customer to obtain other services from it or the Company, and may not require that a customer promise not to obtain other services from a competitor as a condition to an extension of credit to the customer.

         Financial Services Modernization Act. On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act of 1999, known as the Financial Services Modernization Act of 1999, which repeals many of the restrictions on the activities of banks and bank holding companies. The law establishes two new structures - "financial holding companies" and "financial subsidiaries" - that enable qualifying bank holding companies and banks to provide a wide variety of financial services that formerly could be performed only by insurance companies and securities firms. The law also permits bank affiliations with insurance and securities firms. At this time, the Company does not intend to seek qualification to enter into these additional financial services areas.

         Source of Strength; Cross-Guarantee. Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to its bank subsidiaries and to commit resources to support these subsidiaries. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. Under these provisions, a bank holding company may be required to loan money to its subsidiary banks in the form of capital notes or other instruments which qualify for capital under regulatory rules. Under the BHCA, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition. The Bank may be required to indemnify, or cross-guarantee, the FDIC against losses it incurs with respect to any other bank controlled by the Company, which in effect makes the Company's equity investments in healthy bank subsidiaries available to the FDIC to assist any failing or failed bank subsidiary of the Company.

         State Regulation. Activities of the Company are subject to certain provisions of The Financial Institutions Code of Georgia and regulations issued pursuant to such code. These provisions are administered by The Georgia Department of Banking & Finance, which has concurrent jurisdiction with the Federal Reserve over the activities of the Company. The laws and regulations administered by The Georgia Department of Banking & Finance are generally consistent with, or supplemental to, those federal laws and regulations discussed herein.

THE BANK

         As a national bank, the Bank is subject to the supervision and examination by the Office of the Comptroller of the Currency (the "OCC"). Deposits in the Bank are insured by the FDIC up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules). The OCC and the FDIC regulate or monitor all areas of the Bank's commercial banking operations, including security devices and procedures, adequacy of capitalization and loan loss reserves, loans, investments, borrowings, deposits, mergers, consolidations, reorganizations, issuance of securities, payment of dividends, interest rates, establishment of branches, and other aspects of its operations. The OCC requires the Bank to maintain certain capital ratios and imposes limitations on the Bank's aggregate investment in real estate, bank premises and furniture and fixtures. The Bank is currently required by the OCC to prepare quarterly reports on the Bank's financial condition and to conduct an annual audit of its financial affairs in compliance with minimum standards and procedures prescribed by the OCC.

         Under FDICIA, all insured institutions must undergo periodic on-site examination by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or other report of any insured depository institution. FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality.

         Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC or any other appropriate federal agency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could pose additional requirements and limitations on the bank. The Bank was examined for CRA compliance in March, 1997 and received a CRA rating of "outstanding."

         Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to Georgia usury laws and certain federal laws concerning interest rates. The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services. The Bank's commercial transactions are also subject to the provisions of Georgia law governing such transactions as they appear in non-banking commercial activities. These laws include the Uniform Commercial Code and other provisions of The Georgia Code Annotated.

DEPOSIT INSURANCE

         The deposits of the Bank are currently insured to a maximum of $100,000 per depositor, subject to aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Since 1993, insured depository institutions like the Bank have paid for deposit insurance under a risk-based premium system. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

DIVIDENDS

         The Company is a legal entity separate and distinct from the Bank. The principal source of cash flow for the Company is dividends from the Bank. The amount of dividends that may be paid by the Bank to the Company depends on the Bank's earnings and capital position and is limited by various statutory and regulatory limitations. In addition, the Federal Reserve has stated that bank holding companies should refrain from or limit dividend increases or reduce or eliminate dividends under circumstances in which the bank holding company fails to meet minimum capital requirements or in which its earnings are impaired.

         As a national bank, the Bank may not pay dividends from its paid-in-capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. Under FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. See Capital Adequacy.

         As discussed below, additional capital requirements imposed by the OCC may limit the Bank's ability to pay dividends to the Company. The Bank paid dividends in the amount of $1,721,185 to the Company during 2000. Under the OCC guidelines, at December 31, 2000, the Bank was permitted to pay the Company dividends of up to $8,896,000.

         In addition to the availability of funds from the Bank, the future dividend policy of the Company is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash needs and general business conditions. If dividends should be declared in the future, the amount of such dividends presently cannot be estimated and it cannot be known whether such dividends would continue for future periods.

CAPITAL ADEQUACY

         Federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to:

         - make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies;

         -        account for off-balance sheet exposure; and

         -        minimize disincentives for holding liquid assets.

         The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums.

         The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based Total Capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Bank holding companies controlling financial institutions can be called upon to boost the institution's capital and to partially guarantee the institution's performance under their capital restoration plans. Tier 1 capital includes shareholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangible assets and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate-term preferred stock and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

         Under the guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

         Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business.

         The Federal Reserve also has implemented a leverage ratio, which is Tier 1 capital as a percentage of average total assets less intangible assets, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The Federal Reserve has established a minimum 3% leverage ratio of Tier 1 capital to total assets for the most highly rated bank holding companies and insured banks. All other bank holding companies and insured banks will be required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The tangible Tier 1 Leverage ratio is the ratio of a banking organization's Tier 1 capital, less all intangibles, to total assets, less all intangibles.

         FDICIA established a capital-based regulatory plan designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. To qualify as a well capitalized institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%. The bank must also not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level.

         Under FDICIA, regulators must take prompt corrective action against depository institutions that do not meet minimum capital requirements. FDICIA and the related regulations establish five capital categories as shown in the following table:

                                                   TOTAL RISK-        TIER I RISK-       TIER I
         CLASSIFICATION                           BASED CAPITAL      BASED CAPITAL      LEVERAGE
         --------------                           -------------      -------------      --------

         Well Capitalized(1)                            10%                6%               5%

         Adequately Capitalized(1)                       8%                4%               4%(2)

         Undercapitalized(3)                            <8%               <4%              <4%

         Significantly Undercapitalized(3)              <6%               <3%              <3%

         Critically Undercapitalized(3)                 --                --               <2%

         -----------------

         (1)      An institution must meet all three minimums.
         (2) 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
         (3) An institution is classified as undercapitalized if it is below the specified capital level for any of the three capital measures.

         A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives a less than satisfactory examination rating in any one of four categories. As a depository institution moves downward through the capitalization categories, the degree of regulatory scrutiny will increase and the permitted activities of the institution will decrease. Action may be taken by a depository institution's primary federal regulator against an institution that falls into one of the three undercapitalized categories, including the requirement of filing a capital plan with the institution's primary federal regulator, prohibition on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring. Other restrictions may be imposed on the institution either by its primary federal regulator or by the FDIC, including requirements to raise additional capital, sell assets, or sell the institution.

         As of the date of this Report, the Company and the Bank are both considered to be well capitalized according to their regulatory capital requirements.

INTERSTATE BANKING AND BRANCHING RESTRICTIONS

         Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), effective September 29, 1995, an adequately capitalized and adequately managed bank holding company may acquire a bank across state lines, without regard to whether such acquisition is permissible under state law. A bank holding company is considered to be "adequately capitalized" if it meets all applicable federal regulatory capital standards.

         While the Riegle-Neal Act precludes a state from entirely insulating its banks from acquisition by an out-of-state holding company, a state may still provide that a bank may not be acquired by an out-of-state company unless the bank has been in existence for a specified number of years, not to exceed five years. Additionally, the Federal Reserve may not approve an interstate acquisition which would result in the acquirer's controlling more than 10% of the total amount of deposits of insured depository institutions in the United States with 30% or more of the deposits in the home state of the target bank. A state may waive the 30% limit based on criteria that does not discriminate against out-of-state institutions. The limitations do not apply to the initial entry into a state by a bank holding company unless the state has a deposit concentration cap that applies on a nondiscriminatory basis to in-state or out-of-state bank holding companies making an initial acquisition.

         The Riegle-Neal Act also provides that, beginning on June 1, 1997, banks with different home states may merge, unless a particular state opts out of the statute. Consistent with the Riegle-Neal Act, Georgia adopted legislation in 1996 which has permitted interstate bank mergers since June 1, 1997.

         In addition, beginning June 1, 1997, the Riegle-Neal Act has permitted national and state banks to establish de novo branches in another state if there is a law in that state which applies equally to all banks and expressly permits all out-of-state banks to establish de novo branches. However, in 1996, Georgia adopted legislation which opts out of this provision. The Georgia legislation provides that, with the prior approval of the Georgia Department of Banking and Finance, after July 1, 1996, a bank may establish three new or additional de novo branch banks anywhere in Georgia and, beginning July 1, 1998, a bank may establish new or additional branch banks anywhere in the state with prior regulatory approval.

OTHER APPLICABLE REGULATIONS

         RCDRIA. The Riegle Community Development and Regulatory Improvement Act of 1994 promotes economic revitalization and community development to investment areas. It established a Community Development Financial Institutions Fund to achieve these objectives. The fund is authorized to provide financial assistance through a variety of mechanisms, including equity investments, grants, loans, credit union shares and deposits. The amount of assistance any community development financial institution and its subsidiaries and affiliates may receive is generally limited to $5 million. A qualifying institution may receive an additional $3.75 million for the purpose of serving an investment area in another state.

         The act provides certain regulatory relief, requiring each federal agency to streamline and modify its regulations and policies, remove inconsistencies and eliminate outmoded and duplicative requirements. The act directs the federal agencies to coordinate examinations among affiliate banks, coordinate examinations with other federal banking agencies, and work to coordinate with state banking agencies. The federal banking agencies also are directed to work jointly in developing a system for banks and savings associations to file reports and statements electronically and to adopt a single form for filing core information in reports and statements.

         From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Some of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Company cannot predict whether any of these proposals will be adopted or, if adopted, what effect these would have.

         The earnings of the Company are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

THE FINANCE COMPANY

         The small balance loans made by the Finance Company are governed by GILA, which governs loans of $3,000 or less and requires that lenders subject to GILA not lend funds for a term of more than 36 months and 15 days. GILA provides for a maximum rate of interest and specifies permitted additional fees which can be charged for a loan, including loan fees, maintenance fees and late fees. The Finance Company is also authorized to collect the actual and reasonable expense of repossessing, storing, and selling any collateral pledged as security. In general, charges, interest and fees cannot exceed the 5% per month limit established by the criminal usury provisions of Georgia law.

         GILA requires that each office in which a small loan business is conducted be licensed by the State of Georgia. The granting of a license depends on a finding of public convenience and advantage for the proposed office, and upon a finding of the financial responsibility, character and fitness of the applicant. Pursuant to regulations under GILA, the Finance Company is required to demonstrate that it has a minimum net worth of $25,000 to begin business. As a condition to obtaining such license, the applicant must consent to state regulation and examination and to the making of periodic reports to the Georgia Industrial Loan Department. Licenses are revocable for cause, and their continuance depends upon compliance with the law and regulations under which they are issued. As of the date of this Report, the Finance Company is in good standing with the State of Georgia.

         The activities of the Finance Company are subject to provisions of the Georgia Residential Mortgage Act and regulations issued pursuant thereto. In addition, all of its lending operations are carried on under the provisions of the Federal Consumer Credit Protection Act and the Fair Credit Reporting Act. On all loans made by the Finance Company, the finance charge, the annual percentage rate, the total of payments and other disclosures required by the Truth-in-Lending Act are disclosed to the borrower.

ITEM 2.  PROPERTIES

         The Company and the Bank's main office is located at 201 Maple Street in Carrollton, Georgia near the city's downtown square at the intersection of Georgia Highway 16 and U.S. Highway 27. The Bank has two other locations within the city limits of Carrollton. The First Tuesday Mall office is located at 1004 Bankhead Highway and the Motor office is located at 314 Newnan Street. In addition, the Bank has two other locations in Carroll County, one located at 725 Bankhead Highway, Villa Rica, Georgia and another located at 205 East College Street, Bowdon, Georgia. All locations are typical of branch banking facilities located throughout the United States. All except the Motor office are full service locations. The Motor office provides primarily teller and ATM transactions and does not originate loans. In addition, the Bank received approval on May 18, 2000 to open a branch in western Douglas County in an area known as Mirror Lake. The Mirror Lake office opened in September, 2000. This office is currently a modular branch which will serve as a temporary site until a permanent structure is built. The Bank owns a 1.5 acre parcel in the Mirror Lake area on which it plans to construct its permanent facility.

         The Bank's main office, operations center and related parking are located on approximately 2.5 acres. The main office is a two-story building with a total of approximately 19,100 square feet housing its lobby, retail offices, administrative and executive offices. The operations center is a two-story building with a total of approximately 12,200 square feet housing a computer room, administrative offices, storage facilities and a training center. The branch offices (with the exception of the Motor office and the Mirror Lake office which are approximately 700 and 1200 square feet, respectively) are typical of other banking facilities and are approximately 5,000 square feet in size. Each branch location has an ATM machine that is either walk-up or drive-up. The Motor office and Mirror Lake offices are leased facilities. All of the other office facilities are owned. The Bank also operates six additional ATM machines on leased properties located throughout the Carrollton and Villa Rica area.

         The Finance Company is located in Hiram, Georgia in a leased location at 4109 Jimmy Lee Smith Parkway. The office (approximately 1,800 square feet) is located at the intersection of U.S. Highway 278 and Georgia Highway 92 in a shopping center anchored by a Kmart and a Kroger. The intersection has retail space on all corners, which include retail anchors such as Walmart, Home Depot and Publix. The office is typical of finance companies containing administrative offices.

ITEM 3.  LEGAL PROCEEDINGS

         While the Company and its subsidiaries are from time to time party to various legal proceedings arising from the ordinary course of business, management believes that there are no proceedings of material risk threatened or pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

         Approximately 380 shareholders of record held the Common Stock as of February 12, 2001. The Common Stock is currently traded on the over the counter bulletin board under trading symbol "WGNB" and there is a limited volume of trading. The quotations are inter-dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions. The high and low bid prices for the Company's Common Stock for each quarter for the past two years (adjusted to reflect a 2 for 1 stock split in the form of a stock dividend effected in March, 1999) were as follows:

                                                        PRICE RANGE
                                                         PER SHARE

                                                   LOW               HIGH
                                                  ------            ------
         1999:
                  First Quarter                   $19.00            $20.50
                  Second Quarter                   19.75             22.25
                  Third Quarter                    20.00             25.50
                  Fourth Quarter                   23.00             33.00

         2000:
                  First Quarter                   $20.00            $26.00
                  Second Quarter                  $22.50            $26.00
                  Third Quarter                   $23.00            $26.00
                  Fourth Quarter                  $17.63            $24.50

RECENT SALES OF UNREGISTERED SECURITIES

         The Company issued the following securities during the year ended December 31, 2000 without registering the securities under the Securities Act:

         Directors may elect to receive compensation for their services to the Company and the Bank in shares of Common Stock or cash. During 2000, certain directors of the Bank received 1,055 shares in payment of deferred director compensation for an aggregate consideration owed to them by the Bank of $24,793. The sale of the shares was exempt from registration under the Securities Act, pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

         Options to purchase 7,800 shares of Common Stock were granted in 2000 to individuals pursuant to the Company's Incentive Stock Option Plan having a weighted average exercise price of $21.50. These options may be exercised anytime beginning five years from the date of grant and ending ten years from the date of grant at which point they expire. A total of 972 options were exercised in 2000 at a weighted average exercise price of $7.22. The Company believes that the grant of options and the exercise thereof was exempt from registration under Section 4(2) of the Securities Act, and Rule 701 promulgated under the Securities Act.

DIVIDENDS

         During 1999, the Company declared and paid quarterly cash dividends amounting to $.42 per share. During 2000, the Company declared and paid quarterly cash dividends of $.48 per share. The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements. See "Supervision and Regulation - Dividends."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The purpose of the following discussion is to address information relating to the financial condition and results of operations of the Company that may not be readily apparent from a review of the consolidated financial statements and notes thereto, which begin on page F-1 of this Report. This discussion should be read in conjunction with information provided in the Company's consolidated financial statements and accompanying footnotes.

EARNINGS OVERVIEW

For the Years Ended December 31, 2000 and 1999

GENERAL

         The Company's earnings were $4.4 million in 2000, an increase of 23.8% when compared to $3.6 million earned in 1999. This increase is primarily attributable to the Bank's continued loan growth and increase in non-interest income. Net earnings per share on a fully diluted basis was $1.41 for 2000, compared with $1.13 reported in 1999, an increase of 24.8%. Return on average assets and return on average shareholders' equity for 2000 was 1.59% and 18.58%, respectively, compared with 1.48% and 16.27%, respectively, for 1999.

NET INTEREST INCOME

         The Company's operational results primarily depend on the earnings of the Bank. The Bank's earnings depend, to a large degree, on net interest income. Net interest income is defined as the difference between the interest income received from its investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense on deposits and other borrowings. The following discussion and analysis of net interest margin assumes and is stated on a tax equivalent basis. That is, non-taxable interest is restated at its taxable equivalent rate.

         The banking industry uses two key ratios to measure the relative profitability of net interest income. The net interest rate spread measures the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities. The interest rate spread eliminates the impact of non-interest bearing deposits and gives a direct perspective on the effect of market interest rate movements. The other commonly used measure is net interest margin. The net interest margin is defined as net interest income as a percent of average total interest earning assets and takes into account the positive impact of investing non-interest-bearing deposits.

         Net interest income increased by $1.8 million or 14.9% in 2000 from 1999. Net interest income at December 31, 2000, was $13.7 million compared to $11.9 million in 1999. The net interest margin on interest earning assets was 5.44% in 2000, a decrease when compared to 1999's net interest margin of 5.49%. The decrease in the margin is primarily due to the Bank's increased emphasis in commercial lending and its endeavor to attract more credit worthy borrowers. Commercial loans are indicative of larger balances, which typically have lower interest rates than consumer loan products. The Bank focuses on attracting customers who are the most credit worthy in its market. The competition for these customers in our market area and in most market areas is strong. Because we have chosen to take less risk, the interest rates and fees for those borrowers is not as high as those borrowers that present more credit risk. Another major factor in the decrease in the interest margin is the competition for deposits in the Bank's market area. In order to attract these funds away from competitors, the Bank has to pay higher rates on deposits.

         An additional reason for the slightly narrowing spread was the increase in market rates over 2000. The Bank's balance sheet is liability sensitive. That is, its liabilities re-price faster than its assets. Therefore, in a rising rate environment the Bank's interest margin tends to narrow. Management, through its asset liability management process, attempts to manage its interest sensitivity position close to balanced. In 2000, despite rapidly increasing rates, the increase in interest margin was minimal.

         The cost of interest-bearing liabilities for 2000 was 4.80%, an increase of 51 basis points from 1999. The increase is primarily attributable to the upward trend in interest rates in 2000 and the Bank's deposit base re-pricing at higher rates. Rates for interest-bearing demand accounts remained relatively stable in 2000. However, rates for time deposits increased.

         The following table shows, for the past two years, the relationship between interest income and interest expense and the average daily balances of interest-earning assets and interest-bearing liabilities:

TABLE 1

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS

                                                                    For the Years Ended
                                                                        December 31,
                                                                       (in thousands)
                                                        2000                                    1999
                                         ----------------------------------      --------------------------------
                                         Average                     Yield/      Average                   Yield/
                                         Balance       Interest       Rate       Balance      Interest      Rate
                                         --------      --------      ------      --------     --------     ------
Assets:
Interest earnings assets:
   Investments:
     Federal funds sold                  $  4,669           353        7.56%        6,087          316       5.19%
     Taxable                               31,323         2,006        6.41%       33,116        1,956       5.91%
     Tax exempt                            13,617         1,058        7.77%       11,261          853       7.57%
                                         --------      --------      ------      --------      -------     ------
       Total Investments                   49,609         3,416        6.89%       50,464        3,125       6.19%
   Loans (including loan fees):
     Taxable                              208,380        20,867       10.01%      171,185       16,951       9.90%
     Tax Exempt                             1,747           190       10.89%        1,443          148      10.26%
                                         --------      --------      ------      --------      -------     ------
       Total Loans                        210,127        21,057       10.02%      172,628       17,099       9.91%
                                         --------      --------      ------      --------      -------     ------
Total interest earning assets             259,736        24,473        9.42%      223,092       20,224       9.07%
Other non-interest earnings assets         16,983                                  17,062
                                         --------                                --------
Total assets                             $276,719                                $240,154
                                         ========                                ========

Liabilities and shareholders' equity:
Interest-bearing liabilities:
   Deposits:
     Demand                              $ 79,323         2,513        3.17%       72,318        2,068       2.86%
     Savings                               11,924           238        2.00%       11,913          236       1.98%
     Time                                 101,559         6,200        6.11%       93,068        5,230       5.62%
   FHLB advances
     & other  borrowings                   22,772         1,404        6.17%        8,323          434       5.21%
                                         --------      --------      ------      --------      -------     ------
   Total interest-bearing liabilities     215,578        10,355        4.80%      185,622        7,968       4.29%

Non-interest bearing deposits              31,415                                  29,199
Other liabilities                           6,026                                   3,483
Shareholders' equity                       23,700                                  21,850
                                         --------                                --------
       Total liabilities and
       Shareholders' equity              $276,719                                $240,154
                                         ========                                ========
Excess of interest-earning assets
   over interest-bearing liabilities     $ 44,158                                $ 37,470
                                         ========                                ========
Ratio of interest-earning assets to
   Interest-bearing liabilities            120.48%                                 120.19%

Net interest income tax equivalent                       14,118                                 12,256
Net interest spread                                                    4.62%                                4.78%
Net interest yield on interest earning assets                          5.44%                                5.49%

Taxable Adjustments:
   Investments                                             (360)                                  (290)
   Loans                                                    (66)                                   (50)
                                                       --------                                -------
Net interest income                                    $ 13,692                                $11,916
                                                       ========                                =======

         Non-accrual loans and the interest income that was recorded on these loans, are included in the yield calculation for loans in all periods reported. Tax-exempt interest income is calculated on a tax equivalent basis.

         The following table shows the relative impact on net interest income of changes in the annual average daily outstanding balances (volume) of interest-earning assets and interest-bearing liabilities and the rates earned
(rate) by the

Company on such assets and liabilities. Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amounts of the change in each category.

TABLE 2

CHANGES IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS

                                                                              (in thousands)
                                                                  Increase (decrease) due to changes in:
                                                      --------------------------------------------------------------
                                                             2000 over 1999                   1999 over 1998
                                                      ----------------------------    ------------------------------
                                                       Volume      Rate     Total      Volume      Rate      Total
                                                      --------    ------    ------    --------    ------    --------
Interest income on:
   Federal funds sold                                 $   (107)      144        37    $   (140)      (25)       (165)
   Taxable investments                                    (115)      166        51         342       (37)        305
   Non-taxable investments                                 183        22       205         328         3         331
   Taxable loans                                         3,725       191     3,916       1,394      (774)        620
   Non-taxable loans                                        33         9        42         (27)        0         (27)
                                                      --------    ------    ------    --------    ------    --------
             Total Interest Income                       3,719       532     4,251       1,897      (833)      1,064
                                                      --------    ------    ------    ========    ======    ========

Interest expense on:
     Deposits:
     Demand                                                222       223       445         379       (99)        280
         Savings                                             0         2         2          11       (87)        (76)
         Time                                              518       452       971         240      (345)       (105)
     FHLB advances & other borrowings                      892        80       971          74       (10)         64
                                                      --------    ------    ------    --------    ------    --------
         Total Interest Expense                          1,632       757     2,389         704      (541)        163
                                                      --------    ------    ------    --------    ------    --------
Increase (decrease) in net interest income            $  2,087      (225)    1,862    $  1,193      (293)        900
                                                      ========    ======    ======    ========    ======    ========

OTHER INCOME AND EXPENSE

         Other income in 2000 of $3.0 million increased over 1999 by $1.1 million or 54.9%. The increase is primarily due to an increase in the volume of service charges on deposit accounts and more specifically attributable to insufficient funds charges on deposit accounts.

         Other expenses increased by $1.3 million (16.1%) in 2000 over 1999 principally due to the increase in employee costs of approximately $870 thousand related to an increase in the both number and pay rate of employees. The Company added personnel when it opened the Mirror Lake office, expanded its lending, finance and collection departments. Additionally, other operating expense increased by $358 thousand. This increase was the result of increased professional fees and other expense attributable to becoming an Exchange Act filer during 2000 and expenses related to insufficient funds program.

         Income taxes, expressed as a percentage of earnings before income taxes, remained stable at 36% in 2000 and 36% in 1999.

BALANCE SHEET OVERVIEW

For the Years Ended December 31, 2000 and 1999

GENERAL

         During 2000, average total assets increased $36.6 million (15.2%) over 1999. Average deposits increased $17.7 million (8.8%) in 2000 over 1999. Average loans increased $37.5 million (21.7%) in 2000 over 1999. The growth figures discussed above are attributable to the expansion of metro Atlanta westward towards the Company's market area over the past several years and the resulting development of the Bank's market area including Carroll, Douglas and Paulding Counties, Georgia.

         Total assets at December 31, 2000, were $289 million, representing a $35.1 million (13.8%) increase from December 31, 1999. Total deposits increased $19.0 million (8.8%) from 1999 to 2000 while total loans increased $43.6 million (23.6%) during 2000. Approximately one half of the increase in deposits came as a result of an increase of $9.9 million in interest-bearing demand accounts from 1999 to 2000 while time deposits accounts increased $8.7 million in 2000. As the local economy remained strong, loan demand remained good in 2000. Consequently, the Bank showed increases in each loan classification at year-end with particular increases in residential construction and commercial real estate loans. The loan growth experienced by the Company was funded principally with increases in deposit accounts, use of existing funds and advances from the Federal Home Loan Bank which increased by $10 million.

INVESTMENTS

         The investment portfolio consists primarily of debt securities, which provide the Company with a source of liquidity and a relatively stable source of income. Additionally, the investment portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds and supplying securities to pledge as required collateral for certain public deposits. The following table shows the carrying value of the Company's securities, by security type, as of December 31, 2000 and 1999:

TABLE 3

INVESTMENT PORTFOLIO

                                               (in thousands)
                                              2000        1999
                                            --------    --------
Available for Sale
United States treasuries and agencies       $ 12,605      13,696
State, county and municipal                   13,740      13,240
Mortgage-backed securities                    13,614      14,449
                                            --------    --------
         Total available for sale           $ 39,959    $ 41,385
                                            ========    ========

Held to Maturity

Trust Preferred Securities                  $  1,000    $  1,000
                                            --------    --------
         Total held to maturity             $  1,000    $  1,000
                                            ========    ========

         The following table presents the expected maturity of the amortized cost of securities by maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis, assuming a 34% marginal tax rate) at December 31, 2000. The composition and maturity/re-pricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

TABLE 4

EXPECTED MATURITY OF SECURITIES

                                 (in thousands)

                           United States    Wtd.        State        Wtd.      Mortgage-      Wtd.
Maturities at               Treasuries &    Avg.      County and     Avg.        Backed       Avg.        Trust        Wtd.
December 31, 2000             Agencies      Yld.      Municipal      Yld.      Securities     Yld.      Preferred    Avg. Yld.
-----------------          -------------   ------     ----------    ------     ----------    ------     ---------    ---------

Within 1 year                   1,000        5.00%         200        8.10%         235        5.41%
After 1 through 5 years         9,603        5.85%         500        5.86%       1,592        5.96%
After 5 through 10 years        1,940        6.26%       2,489        6.59%       1,829        6.63%
After 10 years                    175        6.36%      10,352        7.02%      10,086        6.82%       1,000        9.75%
                               ------      ------       ------      ------       ------      ------       ------      ------
Totals                         12,718        5.85%      13,541        6.91%      13,742        6.67%       1,000        9.75%

         Mortgage backed securities are included in the maturities categories in which they are anticipated to be repaid based on scheduled maturities. The actual cash flow of mortgage backed securities differs with this assumption. Additionally, some agency securities in the portfolio have call features. The above analysis assumes that callable agencies will mature on their final maturity date. The actual cash flow of agency securities may differ from this assumption. Yields on tax-exempt securities are calculated on a tax equivalent basis.

         The following table presents loans by type at the end of each of the last two years:

TABLE 5

LOAN PORTFOLIO

                                                 (in thousands)
                                                  December 31,
                                               2000          1999
                                            ----------    ----------

Commercial, financial & agricultural        $   26,547    $   24,144
Real estate - construction                      46,052        34,769
Real estate - mortgage                         135,750       108,137
Consumer loans                                  20,118        17,745
                                            ----------    ----------
                                               228,467       184,795
Less:    Unearned interest and fees               (561)         (467)
         Allowance for loan losses              (2,920)       (2,281)
                                            ----------    ----------
              Loans, net                    $  224,986    $  182,047
                                            ==========    ==========

         The following table sets forth the maturity distribution and interest rate sensitivity of commercial, financial and agricultural loans, real estate construction and mortgage loans and consumer loans as of December 31, 2000:

TABLE 6

LOAN PORTFOLIO MATURITY

                                                                            (in thousands)

                                                                  Over
                                             One       Wtd.      One to     Wtd.       Over      Wtd.                   Wtd.
                                             Year      Avg.       Five      Avg.       Five      Avg.                   Avg.
                                           or Less     Yld.      Years      Yld.      Years      Yld.       Total       Yld.
                                           -------    ------     ------    ------     ------    ------     --------    ------

Commercial, financial & agricultural        15,560      9.35%     9,163      9.02%     1,824      5.33%      26,547      8.96%
Real estate - construction                  40,140     10.01%     3,046      9.48%     2,866      9.15%      46,052      9.92%
Real estate - mortgage                      31,299      9.45%    63,830      9.24%    40,621      9.20%     135,750      9.27%
Consumer                                    10,814     10.89%     9,209      9.51%        95      9.47%      20,118     10.25%
                                            ------    ------     ------    ------     ------    ------     --------    ------

     Total                                  97,813      9.82%    85,248      9.25%    45,406      9.04%     228,467      9.41%
                                            ======    ======     ======    ======     ======    ======     ========    ======

VARIABLE/FIXED RATE MIX

                                                       (IN THOUSANDS)
                                           Variable    Wtd       Fixed       Wtd
                                           Interest    Avg      Interest     Avg
                                            Rates      Yld       Rates       Yld
                                           --------   ------    --------    ------

Commercial, financial and agricultural       7,194      8.73%     19,353      9.04%
Real estate - construction                   4,041      9.50%     42,011      9.96%
Real estate - mortgage                      58,540      9.63%     77,210      9.00%
Consumer                                       758     11.24%     19,360     10.22%
                                            ------    ------    --------    ------
     Total                                  70,533      9.55%    157,934      9.41%
                                            ======    ======    ========    ======

PROVISION AND ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

         The provision for loan losses for the Company in 2000 was $509 thousand compared to $303 thousand in 1999. The increase in the provision for loan losses was primarily attributable to the growth in the portfolio as well as the Company's uncertainty of the effect of a slowing economy on its borrowers' ability to repay. The Company's methodology for measuring the adequacy of the allowance for loan loss indicates sufficient reserve for expected losses in the portfolio. The provision for loan losses continues to reflect management's estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately 1.28% and 1.23% of total loans outstanding at December 31, 2000 and 1999, respectively. Total charge-offs were $77 thousand and $130 thousand compared to recoveries of $207 thousand and $89 thousand during 2000 and 1999, respectively.

         The Company has an independent loan review function. All loans are placed in loan grade categories, which are consistent with those used by the Bank's regulators. All loans are constantly monitored by the loan officer and the loan review function for consistency and accuracy. Through this grading process, the Bank assures the timely recognition of credit risks. In general, as credit risk increases, the level of the allowance for loan and lease loss will also increase.

         A formal allowance for loss adequacy test is performed at each month end. Specific amounts of loss are estimated on problem loans and historical loss percentages are applied to the balance of the portfolio using certain portfolio stratifications. Additionally, the evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions, regulatory examination results, and the existence of loan concentrations.

         Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans. In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates loans in eight different categories. Grades five though six, which represent criticized or classified loans, are assigned allocations of loss based on management's estimate of potential loss that is generally based on historical losses and/or collateral deficiencies. Loans graded one through four are stratified by type and allocated loss ranges based on historical loss experience for the strata. The combination of these results are compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. Management uses an internal loan reviewer who is independent of the lending function to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loan losses.

         Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulators, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such regulators may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination. Management of the Company realizes the importance of maintaining an adequate allowance for loan losses. Through a professional loan review function and effective loan officer identification program, management is recognizing weaknesses in the loan portfolio in a timely manner. Early identification of deteriorating credit attributes allows management to take a proactive role in documenting an established plan to enhance the Company's position and minimize the potential for loss.

         Through the problem loan identification program outlined above, management is able to identify those loans that exhibit weakness and classify them on a classified and criticized loan list. The Company's migration analysis assigns historical loss amounts to pools of loans according to classifications of risk ratings to calculate a general allowance to the overall portfolio. In cases where significant weaknesses exist in a specific loan, a specific reserve is assigned to such loans in addition to the general allowance. The Company also evaluates the risks associated with concentrations in credit. If it is necessary to assign an allowance related to concentrations of credit, the Company adds a specific reserve related to such risks.

         The following table presents a summary of changes in the allowance for loan losses for each of the past two years:

TABLE 7

ALLOWANCE FOR LOAN LOSSES

                                                                   (in thousands)
                                                                    December 31,
                                                                  2000        1999
                                                                --------    --------
Balance at beginning of year                                    $  2,281    $  2,019
Charge-offs:
   Commercial, financial and agricultural                             12          32
   Real estate-construction                                           --          --
   Real estate-mortgage                                                3          18
   Consumer loans                                                     62          80
                                                                --------    --------
         Total charge-offs                                            77         130
                                                                --------    --------
Recoveries:
   Commercial, financial and agricultural                             56          14
   Real estate-construction                                           --          --
   Real estate-mortgage                                               56           6
   Consumer loans                                                     96          69
                                                                --------    --------
         Total recoveries                                            208          89
                                                                --------    --------
   Net recoveries (charge-offs)                                      131         (41)
   Provision for loan losses                                         508         303
                                                                --------    --------

   Balance at end of year                                       $  2,920    $  2,281
                                                                ========    ========
Ratio of net (recoveries) charge-offs during the period
   to average loans outstanding                                     (.06)%       .02%

Ratio of allowance to average total loans                           1.39%       1.32%

NON-PERFORMING ASSETS AND PAST DUE LOANS

         Non-performing assets at December 31, 2000, were $1.4 million or .62% of total loans and other real estate owned compared to $418 thousand or .23% of total loans and other real estate owned at December 31, 1999. There were no related party loans that were considered non-performing for 2000 or 1999. While levels of non-performing loans remain relatively low, the percentage of non-performing assets to total loans has increased. The increase of non-performing loans from 1999 to 2000 was attributable to the increase in loan portfolio size, foreclosure on construction related loans and an increase of non-accrual loans.

         The following table summarizes past due and non-accrual loans, other real estate and repossessions, and income that would have been reported on non-accrual loans as of December 31, 1999 and 2000:

TABLE 8

NON-PERFORMING ASSETS

                                                       (in thousands)
                                                        December 31,
                                                       2000      1999
                                                      ------    ------

Other real estate and repossessions                   $  702    $   --
Non-accrual loans                                        504       370
Loans 90 days past due still accruing                    205        48
                                                      ------    ------
         Total                                        $1,411    $  418
                                                      ======    ======

Non-performing assets as % of  total loans               .63%      .23%

         While there may be additional loans in the portfolio that may become classified as conditions indicate, management is not aware of any potential problem loans that are not disclosed in the table above. As a result of management's ongoing review of the loan portfolio, loans are classified as non-accrual generally when they are past due in principal or interest payments for more than 90 days or it is otherwise not reasonable to expect collection of principal and interest under the original terms. Exceptions are allowed for 90 day past due loans when such loans are well secured and in process of collection. Generally, payments received on non-accrual loans are applied directly to principal. The Company has adopted the principals of Financial Accounting Standards Board (FASB) SFAS 114 and 118 relating to accounting for impaired loans.

         The Bank's loan review function that continually monitors selected accruing loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. The loan review function also identifies loans with high degrees of credit or other risks. The focus of loan review and management is to maintain a low level of non-performing assets and return current non-performing assets to earning status. Management is unaware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.

DEPOSITS

         Time deposits of $100 thousand and greater totaled $31.2 million at December 31, 2000, compared with $31.2 million at year-end 1999. The following table sets forth the scheduled maturities of time deposits of $100 thousand and greater at December 31, 2000.

TABLE 9

DEPOSITS
                              (in thousands)

Within 3 months                   $  8,353
After 3 through 6 months             5,972
After 6 through 12 months           10,131
After 12 months                      6,759
                                  --------
         Total                    $ 31,215
                                  ========

LIQUIDITY

         The Bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors' accounts and to supply new borrowers with funds. To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match these to meet liquidity needs. It is the policy of the Bank to monitor its liquidity to meet regulatory requirements and their local funding requirements. Management believes that the Bank's current level of liquidity is adequate to meet its needs.

         The Bank maintains relationships with correspondent banks including the Federal Home Loan Bank (the "FHLB") that can provide funds to it on short notice, if needed. At December 31, 2000, the Bank has arrangements with a correspondent and commercial banks for short term unsecured advances up to $10.5 million. As of December 31, 2000 the Bank had not drawn on the available facilities. In addition, the Bank has a line of credit with the FHLB in the amount of $42.7 million of which the Bank had drawn $25 million at December 31, 2000. The Company has a line of credit arrangement with a financial institution in the amount of $1.5 million, which is used by the Company to lend to the Finance Company to fund its loan volume. The lines of credit have varying terms and maturities that are further discussed in the notes to the financial statements.

         Cash and cash equivalents decreased $8.1 million for a total $11.9 million at December 31, 2000. The decrease was primarily attributable to funding loans from cash that was on hand at December 31, 1999 because of contingencies related to potential customer Y2K needs. Cash inflows from operations totaled $4.9 million in 2000, while inflows from financing activities totaled $28.9 million, most of which was net deposit increases during 2000 of $19 million and FHLB advances of $15 million. Included in financing activities were line of credit repayments of $5.2 million and $1.4 million of dividends paid to shareholders.

         Investing activities used $41.9 million of cash and cash equivalents, principally composed of net advances of loans to customers of $44.2 million during 2000. The Bank purchased property and equipment for operations and future expansion amounting to $788 thousand.

CAPITAL RESOURCES

         The Company continues to maintain capital ratios in the "well-capitalized" classification. The following tables present the Company's regulatory capital position at December 31, 2000:

TABLE 10

CAPITAL RATIOS

                                                    Actual as of December 31, 2000
                                                    ------------------------------

         Tier 1 Capital (to risk weighted assets)                   11%
         Tier 1 Capital minimum requirement                          4%
                                                                   ---
         Excess                                                      7%
                                                                   ===
         Total Capital (to risk weighted assets)                    13%
         Total Capital minimum requirement                           8%
                                                                   ---
         Excess                                                      5%
                                                                   ===

LEVERAGE RATIO

                                                     As of December 31, 2000
                                                     -----------------------

         Tier 1 Capital to average assets
         ("Leverage Ratio")                                     9%
         Minimum leverage requirement                           4%
                                                               --

         Excess                                                 5%
                                                               ==

         For a more complete discussion of the actual and required ratios of the Company and its subsidiaries, see Note 9 to the consolidated financial statements. Average equity to average assets was 9.10% in 1999 and 8.56% in 2000. The ratio of dividends declared to net earnings was 33.4 % during 2000, compared with 36.3% in 1999.

ASSET/LIABILITY MANAGEMENT

         It is the Company's objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of deposits and borrowing strategies, which minimize the Company's exposure to interest rate risk. The objective of the policy is to control interest sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings.

         The asset/liability mix is monitored on a regular basis. A report reflecting the interest sensitive assets and interest sensitive liabilities is prepared and presented to management and the asset/liability management committee on at least a quarterly basis. One method to measure a bank's interest rate exposure is through its repricing gap. The gap is calculated by taking all assets that reprice or mature within a given timeframe and subtracting all liabilities that reprice or mature within that timeframe. The difference between these two amounts is called the "gap", the amount of either liabilities or assets that will reprice without a corresponding asset or liability repricing. A negative gap (more liabilities repricing than assets) generally indicates that the bank's net interest income will decrease if interest rates rise and will increase if interest rates fall. A positive gap generally indicates that the bank's net interest income will decrease if rates fall and will increase if rates rise.

         The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2000 that are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities, although the cash flows received often differ from scheduled maturities. The Company's savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the "One Year or Less" category, although historical experience has proven these deposits to be less interest rate sensitive over the course of a year.

TABLE 11

INTEREST RATE GAP SENSITIVITY

                                                              At December 31, 2000
                                                            Maturing or Repricing in
                                            --------------------------------------------------------
                                                                 (in thousands)

                                                         Over 1     Over 3
                                            One Year   Year Thru   Years thru    Over 5
                                            or Less     3 Years     5 Years      Years       Total
                                            --------   ---------   ---------    --------    --------
Interest-earning assets:
   Interest-bearing deposits with
     Other banks                                 313          --          --          --         313
   Federal funds sold                            110          --          --          --         110
   Investment securities                       1,435       8,701       6,751      24,114      41,001
   Loans:  Fixed rate                         83,537      45,851      18,611       9,934     157,933
           Variable rate                      50,354      20,179          --          --      70,533
                                            --------    --------    --------    --------    --------
   Total interest-earning assets             135,749      74,731      25,362      34,048     269,890

Interest-bearing liabilities:
   Deposits:
     Demand                                   88,423          --          --          --      88,423
     Savings                                   7,577          --          --          --       7,577
     Time deposits                            81,012      19,241       6,685          --     106,938
   FHLB advances                                           5,000      15,000       5,000      25,000
   Line of Credit                              1,900          --          --          --       1,900
                                            --------    --------    --------    --------    --------
   Total interest-bearing liabilities        178,912      24,241      21,685       5,000     229,838
                                            --------    --------    --------    --------    --------
Interest sensitive difference
   per period                                (43,163)     50,490       3,677      29,048      40,052
                                            ========    ========    ========    ========    ========
Cumulative interest sensitivity
   Difference                                (43,163)      7,327      11,004      40,052
                                            ========    ========    ========    ========

Cumulative difference to total
   Assets                                     (14.93)%      2.53%       3.81%      13.85%
                                            ========    ========    ========    ========

         At December 31, 2000, the difference between the Company's liabilities and assets repricing or maturing within one year was $43.2 million. The above chart indicates an excess of liabilities repricing or maturing within one year, thus a rise in interest rates would cause the Company's net interest income to decline. However, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees or at different points in time to changes in market interest rates. Such is the case in analyzing NOW accounts, which are disclosed in the one year or less category. Those liabilities do not necessarily reprice as quickly or to the same degree as rates in general. Additionally, certain assets, such as adjustable-rate mortgages, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset. Changes in interest rates, prepayment rates, early withdrawal levels and the ability of borrowers to service their debt, among other factors, may change significantly from the assumptions made in the table.

ITEM 7. FINANCIAL STATEMENTS

         The consolidated financial statements of the Company, including notes thereto, and the report of independent auditors are included in this Report beginning at page F-1 and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company did not change accountants in 1999 or 2000 and continues to engage the independent accounting firm of Porter Keadle Moore, LLP. During the Company's two most recent fiscal years, there has been no disagreement with its accountants on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information appearing under the headings "Nomination and Election of Directors" and "Compliance With Section 16(a) of the Securities Exchange Act of 1934" and the subheading "Information as to Nominees, Other Directors and Executive Officers" in the Proxy Statement (the "2001 Proxy Statement") relating to the annual meeting of shareholders of the Company, currently scheduled to be held on March 13, 2001, is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The information appearing under the heading "Compensation of Executive Officers and Non-Employee Directors" in the 2001 Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information appearing under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information appearing under the caption "Certain Relationships and Transactions" in the 2001 Proxy Statement is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed with this Report:

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

10.1      *       Employment Agreement dated as of September 10, 1996 between the
                  Company and L. Leighton Alston (Incorporated by reference to
                  Exhibit 10.1 to the Form 10-SB).

10.2      *       Incentive Stock Option Plan (Incorporated by reference to Exhibit
                  10.2 to the Form 10-SB).

10.3      *       Bonus and Stock Option Agreement dated as of May 11, 1993 between the Company and L. Leighton Alston (Incorporated by reference to
                  Exhibit 10.3 to the Form 10-SB).

10.4      *       First Amendment to Bonus and Stock Option Agreement dated as of
                  June 14, 1994 between the Company and L. Leighton Alston (Incorporated by reference to Exhibit 10.4 to the Form 10-SB).

10.5      *       Bonus and Stock Option Agreement dated as of June 14, 1994 between the Company and Richard A. Duncan (Incorporated by reference to Exhibit 10.5 to the Form 10-SB).

10.6      *       Bonus and Stock Option Agreement dated as of September 23, 1998 between the Company and H.B. Lipham, III (Incorporated by reference to Exhibit 10.6 to the Form 10-SB).

10.7      *       Bonus and Stock Option Agreement dated as of September 23, 1998 between the Company and W. Galen Hobbs, Jr. (Incorporated by reference to Exhibit 10.7 to the Form 10-SB).

10.8      *       Bonus and Stock Option Agreement dated as of September 23, 1998 between the Company and Steven J. Haack (Incorporated by reference to
                  Exhibit 10.8 to the Form 10-SB).

10.9      *       Bonus and Stock Option Agreement dated as of November 29, 1995 between the Company and H. James Crowe (Incorporated by reference to
                  Exhibit 10.9 to the Form 10-SB).

10.10     *       Form of Election for Payment of Director Meeting Fees (Incorporated
                  by reference to Exhibit 10.10 to the Form 10-SB).

10.11     *       Employment Agreement dated August 30, 2000 between the Company and Richard A. Duncan

10.12     *       Employment Agreement dated August 30, 2000 between the Company and H. James Crowe

10.13     *       Employment Agreement dated August 31, 2000 between the Company and Steven J. Haack

10.14     *       Employment Agreement dated August 31, 2000 between the Company and H.B. Lipham, III

10.15     *       Employment Agreement dated August 31, 2000 between the Company and W. Galen Hobbs, Jr.

21                Subsidiaries of WGNB Corp.

---------------
* Indicates management contract or compensatory plan or arrangement.

(b)               Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WGNB CORP.


                                    By: /s/ L. Leighton Alston
                                       -----------------------------------------
                                       L. Leighton Alston,
                                       Chief Executive Officer

Date: February 19, 2001

         In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



       /s/ L. Leighton Alston                              Date: February 19, 2001
--------------------------------------------
L. Leighton Alston, President, Chief
 Executive Officer and Director
[Principal Executive Officer]


       /s/ Steven J. Haack                                 Date: February 19, 2001
--------------------------------------------
Steven J. Haack, Secretary and Treasurer
 [Principal Financial and Accounting Officer]


       /s/ Joe Whit Walker                                 Date: February 19, 2001
--------------------------------------------
Joe Whit Walker, Chairman of the Board


                                                           Date: _________, 2001
--------------------------------------------
Grady W. Cole, Director


       /s/ Richard A. Duncan                               Date: February 19, 2001
--------------------------------------------
Richard A. Duncan, Director


       /s/ W. T. Green, Jr.                                Date: February 19, 2001
--------------------------------------------
W. T. Green, Jr., Director


       /s/ L.G. Joyner                                    Date: February 19, 2001
--------------------------------------------
L.G. (Jack) Joyner, Director


                                                           Date: _________, 2001
--------------------------------------------
R. David Perry, Director


                                                           Date: _________, 2001
--------------------------------------------
L. Richard Plunkett, Director



                                                           Date: _________, 2001
--------------------------------------------
Thomas E. Reeve, III, M.D., Director


       /s/ Thomas T. Richards                              Date: February 19, 2001
--------------------------------------------
Thomas T. Richards, Director


                                                           Date: _________, 2001
--------------------------------------------
Oscar W. Roberts, III, Director


                                                           Date: _________, 2001
--------------------------------------------
Frank T. Thomasson, III, Director


       /s/ J. Thomas Vance                                 Date: February 20, 2001
--------------------------------------------
J. Thomas Vance, Director


       /s/ Charles M. Willis, Sr.                          Date: February 19, 2001
--------------------------------------------
Charles M. Willis, Sr., Director

                                   WGNB CORP.

                        Consolidated Financial Statements

                           December 31, 2000 and 1999

                 (with Independent Accountants' Report thereon)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
WGNB Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of WGNB Corp. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, comprehensive income, changes in stockholders' equity and cash flows for each of the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WGNB Corp. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.


/s/ Porter Keadle Moore, LLP

Atlanta, Georgia
January 5, 2001

                                   WGNB CORP.

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999

                                                                                 2000                1999
                                                                            --------------      --------------
                                                   Assets

Cash and due from banks, including reserve requirements
    of $100,000 each year                                                   $   11,827,664          14,845,644
Federal funds sold                                                                 110,000           5,220,000
                                                                            --------------      --------------

               Cash and cash equivalents                                        11,937,664          20,065,644

Securities available for sale                                                   39,959,015          41,384,953
Securities held to maturity                                                      1,000,000           1,000,000
Loans, net                                                                     224,985,971         182,046,853
Premises and equipment, net                                                      5,693,348           5,578,222
Accrued interest receivable                                                      1,987,596           1,665,495
Other assets                                                                     3,548,845           2,293,839
                                                                            --------------      --------------

                                                                            $  289,112,439         254,035,006
                                                                            ==============      ==============

                                    Liabilities and Stockholders' Equity

Deposits:
    Demand                                                                  $   30,872,988          30,431,464
    Interest bearing demand                                                     88,422,636          78,483,721
    Savings                                                                      7,577,186           7,693,336
    Time                                                                        75,723,544          67,002,737
    Time, over $100,000                                                         31,214,509          31,194,144
                                                                            --------------      --------------

               Total deposits                                                  233,810,863         214,805,402

Federal Home Loan Bank advances                                                 25,000,000          15,000,000
Other borrowings                                                                 1,300,000             350,000
Federal funds purchased                                                            600,000                  --
Accrued interest payable                                                         1,835,061           1,098,101
Other liabilities                                                                  879,502             788,928
                                                                            --------------      --------------
               Total liabilities                                               263,425,426         232,042,431
                                                                            --------------      --------------
Commitments
Stockholders' equity:
    Common stock, $1.25 par value, 10,000,000 shares authorized;
          3,095,455 and 3,105,394 shares issued and outstanding                  3,869,319           3,881,743
    Additional paid-in capital                                                     817,864           1,060,670
    Retained earnings                                                           21,027,693          18,094,975
    Accumulated comprehensive loss                                                 (27,863)         (1,044,813)
                                                                            --------------      --------------

               Total stockholders' equity                                       25,687,013          21,992,575
                                                                            --------------      --------------

                                                                            $  289,112,439         254,035,006
                                                                            ==============      ==============

See accompanying notes to consolidated financial statements.

                                   WGNB CORP.

                       Consolidated Statements of Earnings

                 For the Years Ended December 31, 2000 and 1999

                                                                      2000              1999
                                                                  ------------      ------------

Interest income:
   Interest and fees on loans                                     $ 20,991,521        17,048,668
   Interest on federal funds sold                                      352,887           316,157
   Interest on investment securities:
     U.S. Treasury                                                          --            51,808
     U.S. Government agencies                                        1,813,713         1,825,952
     State, county and municipal                                       697,902           563,100
     Other                                                             192,829            77,650
                                                                  ------------      ------------

           Total interest income                                    24,048,852        19,883,335
                                                                  ------------      ------------

Interest expense:
   Interest on deposits:
     Demand                                                          2,513,082         2,068,119
     Savings                                                           237,909           235,894
     Time                                                            6,200,949         5,230,259
   Interest on FHLB and other borrowings                             1,404,606           433,300
                                                                  ------------      ------------

           Total interest expense                                   10,356,546         7,967,572
                                                                  ------------      ------------

           Net interest income                                      13,692,306        11,915,763

Provision for loan losses                                              508,700           303,462
                                                                  ------------      ------------

Net interest income after provision for loan losses                 13,183,606        11,612,301
                                                                  ------------      ------------

Other income:
   Service charges on deposit accounts                               2,158,729         1,433,757
   Miscellaneous                                                       831,973           497,196
                                                                  ------------      ------------

           Total other income                                        2,990,702         1,930,953
                                                                  ------------      ------------

Other expenses:
   Salaries and employee benefits                                    5,419,337         4,549,682
   Occupancy                                                         1,407,503         1,345,174
   Other operating                                                   2,455,885         2,097,760
                                                                  ------------      ------------

           Total other expenses                                      9,282,725         7,992,616
                                                                  ------------      ------------

           Earnings before income taxes                              6,891,583         5,550,638

Income taxes                                                         2,487,406         1,994,966
                                                                  ------------      ------------

           Net earnings                                           $  4,404,177         3,555,672
                                                                  ============      ============

Net earnings per share                                            $       1.42              1.14
                                                                  ============      ============

Diluted net earnings per share                                    $       1.41              1.13
                                                                  ============      ============

See accompanying notes to consolidated financial statements.

                                   WGNB CORP.

                 Consolidated Statements of Comprehensive Income

                 For the Years Ended December 31, 2000 and 1999

                                                                                     2000              1999
                                                                                 ------------      ------------

Net earnings                                                                     $  4,404,177         3,555,672
                                                                                 ------------      ------------
Other comprehensive income, net of tax:
    Unrealized gains (losses) on investment
       securities available for sale:
           Unrealized gains (losses) arising during the period                      1,630,351        (2,218,700)
           Associated (taxes) benefit                                                (618,881)          845,482

             Less: Reclassification adjustment for loss (gain) realized                 8,833           (13,857)
                   Associated (benefit) taxes                                          (3,353)            5,260
                                                                                 ------------      ------------

Other comprehensive income (loss)                                                   1,016,950        (1,381,815)
                                                                                 ------------      ------------

Comprehensive income                                                             $  5,421,127         2,173,857
                                                                                 ============      ============

See accompanying notes to consolidated financial statements.

                                   WGNB CORP.

           Consolidated Statements of Changes in Stockholders' Equity

                 For the Years Ended December 31, 2000 and 1999

                                                     Common Stock          Additional                  Accumulated
                                               -------------------------    Paid-in       Retained    Comprehensive
                                                 Shares        Amount       Capital       Earnings        Income        Total
                                               ----------   ------------   ----------   ------------  -------------  ------------

Balance, December 31, 1998                      3,138,030   $  3,922,538    1,818,189     15,833,121       337,002     21,910,850

Cash dividend ($.42 per share)                         --             --           --     (1,293,818)           --     (1,293,818)
Retirement of common stock                        (37,800)       (47,250)    (782,429)            --            --       (829,679)
Exercise of stock options                           5,164          6,455       24,910             --            --         31,365
Change in unrealized holding losses on
   securities available for sale, net of tax           --             --           --             --    (1,381,815)    (1,381,815)
Net earnings                                           --             --           --      3,555,672            --      3,555,672
                                               ----------   ------------   ----------   ------------    ----------   ------------

Balance, December 31, 1999                      3,105,394      3,881,743    1,060,670     18,094,975    (1,044,813)    21,992,575

Cash dividend ($.48 per share)                         --             --           --     (1,471,459)           --     (1,471,459)
Retirement of common stock                        (10,911)       (13,639)    (248,606)            --            --       (262,245)
Exercise of stock options                             972          1,215        5,800             --            --          7,015
Change in unrealized holding gains on
   securities available for sale, net of tax           --             --           --             --     1,016,950      1,016,950
Net earnings                                           --             --           --      4,404,177            --      4,404,177
                                               ----------   ------------   ----------   ------------    ----------   ------------

Balance, December 31, 2000                      3,095,455      3,869,319      817,864     21,027,693       (27,863)    25,687,013
                                               ==========   ============   ==========   ============    ==========   ============

See accompanying notes to consolidated financial statements.

                                   WGNB CORP.

                      Consolidated Statements of Cash Flows

                 For the Years Ended December 31, 2000 and 1999

                                                                           2000              1999
                                                                       ------------      ------------

Cash flows from operating activities:
    Net earnings                                                       $  4,404,177         3,555,672
    Adjustments to reconcile net earnings to net cash
       provided by operating activities:
          Depreciation, amortization and accretion                          681,502           698,061
          Provision for loan losses                                         508,700           303,462
          Provision for deferred income taxes                               221,275            26,197
          Loss (gain) on sale of securities available for sale                8,833           (13,857)
          (Gain) loss on sale of premises and equipment                     (11,647)           29,556
          (Gain) loss on sale of other real estate                          (22,374)            5,979
          Change in:
             Other assets                                                (1,167,220)         (379,817)
             Other liabilities                                              267,919           138,754
                                                                       ------------      ------------

               Net cash provided by operating activities                  4,891,165         4,364,007
                                                                       ------------      ------------

Cash flows from investing activities:
    Proceeds from sales of securities available for sale                    560,520         2,608,723
    Proceeds from maturities of securities available for sale             4,624,929         9,704,609
    Purchases of securities available for sale                           (2,286,470)      (14,391,531)
    Purchase of securities held to maturity                                      --        (1,000,000)
    Net change in loans                                                 (44,159,879)      (23,145,057)
    Proceeds from sales of premises and equipment                            29,350            85,777
    Purchases of premises and equipment                                    (788,315)       (1,447,146)
    Proceeds from sales of other real estate                                103,273           186,927
                                                                       ------------      ------------

               Net cash used by investing activities                    (41,916,592)      (27,397,698)
                                                                       ------------      ------------

Cash flows from financing activities:
    Net change in deposits                                               19,005,461        21,883,186
    Federal Home Loan Bank advances                                      15,000,000        10,000,000
    Repayment of Federal Home Loan Bank advances                         (5,000,000)       (2,000,000)
    Proceeds from other borrowings                                        1,220,000            25,000
    Repayment of other borrowings                                          (270,000)         (275,000)
    Change in federal funds purchased                                       600,000                --
    Dividends paid                                                       (1,402,784)       (1,297,189)
    Exercise of stock options                                                 7,015            31,365
    Retirement of common stock                                             (262,245)         (829,679)
                                                                       ------------      ------------

               Net cash provided by financing activities                 28,897,447        27,537,683
                                                                       ------------      ------------

Change in cash and cash equivalents                                      (8,127,980)        4,503,992

Cash and cash equivalents at beginning of year                           20,065,644        15,561,652
                                                                       ------------      ------------
Cash and cash equivalents at end of year                               $ 11,937,664        20,065,644
                                                                       ============      ============

                                   WGNB CORP.

                 For the Years Ended December 31, 2000 and 1999

                                                                            2000              1999
                                                                        ------------      ------------

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
        Interest                                                        $  9,619,586         8,048,453
        Income taxes                                                       2,616,628         1,871,000

    Non-cash investing and financing activities:
        Transfer of loans to other real estate                          $    712,061           249,688
        Change in unrealized gains (losses) on
           securities available for sale, net of tax                       1,016,950        (1,381,815)
        Change in dividends payable                                          (68,675)           (3,371)

See accompanying notes to consolidated financial statements.

                                   WGNB CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The following is a summary of the significant policies and procedures.

         BASIS OF PRESENTATION

         The consolidated financial statements of WGNB Corp. (the "Company") include the financial statements of its wholly owned subsidiaries West Georgia National Bank (the "Bank") and West Georgia Credit Services, Inc. ("WGCS"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         The Bank commenced business in 1946 upon receipt of its banking charter from the Office of the Comptroller of the Currency (the "OCC"). The Bank is primarily regulated by the OCC and undergoes periodic examinations by this regulatory agency. The Company is regulated by the Federal Reserve and is also subject to periodic examinations. The Bank provides a full range of commercial and consumer banking services principally in Carroll County, Georgia.

         WGCS, which also operates under the name Mortgage & Loan Solutions, commenced operations in 1997 serving Paulding, Douglas and Carroll counties. The Company established WGCS in order to diversify revenue sources by offering consumer financing not traditionally offered at banks.

         The accounting and reporting policies of the Company, and the methods of applying these principles, conform with generally accepted accounting principles and with general practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and income and expenses for the year. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in an operating cycle of one year include, but are not limited to, the determination of the allowance for loan losses, the valuation of any real estate acquired in connection with foreclosures or in satisfaction of loans and valuation allowances associated with the realization of deferred tax assets which are based on future taxable income.

         CASH AND CASH EQUIVALENTS

         For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold.

         INVESTMENT SECURITIES

         The Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale.

         Trading and available for sale securities are recorded at fair value. Held to maturity securities are recorded at amortized cost, adjusted for the amortization of premiums and accretion of discounts. Unrealized holding gains and losses, net of the related tax effect, on securities available for sale are excluded from earnings and are reported as a separate component of accumulated comprehensive income in stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer.

         A decline in the market value of any available for sale investment below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security.

         Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses for securities classified as available for sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

                                   WGNB CORP.

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         LOANS AND ALLOWANCE FOR LOAN LOSSES

         Loans are stated at the principal amount outstanding, net of unearned interest and the allowance for loan losses. Interest income on loans is recognized in a manner that results in a level yield on the principal amount outstanding. Nonrefundable loan fees are deferred, net of certain direct origination costs, and amortized into income over the life of the related loan.

         Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful.

         The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

         Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans.

         Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

         PREMISES AND EQUIPMENT

         Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. When assets are retired or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in earnings for the period. The cost of maintenance and repairs that do not improve or extend the useful life of the respective asset is charged to income as incurred, whereas significant renewals and improvements are capitalized. The range of estimated useful lives for premises and equipment are:

                  Building and improvements         15 - 39 years
                  Furniture and equipment            3 - 10 years

         OTHER REAL ESTATE

         Properties acquired through foreclosure are carried at the lower of cost (defined as fair value at foreclosure) or fair value less estimated costs to dispose. Accounting literature defines fair value as the amount that is expected to be received in a current sale between a willing buyer and seller other than in a forced or liquidation sale. Fair values at foreclosure are based on appraisals. Losses arising from the acquisition of foreclosed properties are charged against the allowance for loan losses. Subsequent write-downs are provided by a charge to income through the allowance for losses on other real estate in the period in which the need arises.

                                   WGNB CORP.

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
         INCOME TAXES

         The Company accounts for income taxes under the liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

         NET EARNINGS PER SHARE

         Earnings per common share are based on the weighted average number of common shares outstanding during the period. The effects of potential common shares outstanding during the period are included in diluted earnings per share. Stock options, which are described in note 10, are granted to key management personnel. During 1999, the Company completed a two for one stock split. Earnings per share and the related average shares outstanding for each reporting period have been restated to reflect the effects of the stock split.

                                                                               Common            Per Share
           FOR THE YEAR ENDED DECEMBER 31, 2000       Net Earnings             Shares              Amount
                                                      ------------           ----------          ---------
         Earnings per common share                    $ 4,404,177             3,098,419              1.42
         Effect of dilutive stock options                      --                35,424             (0.01)
                                                      -----------            ----------            ------

         Diluted earnings per common share            $ 4,404,177             3,133,843              1.41
                                                      ===========            ==========            ======

                                                                               Common            Per Share
           FOR THE YEAR ENDED DECEMBER 31, 1999       Net Earnings             Shares              Amount
                                                      ------------           ----------          ---------
         Earnings per common share                    $ 3,555,672             3,121,816             $ 1.14
         Effect of dilutive stock options                      --                34,380              (0.01)
                                                      -----------            ----------             ------

         Diluted earnings per common share            $ 3,555,672             3,156,196             $ 1.13
                                                      ===========            ==========             ======

         RECLASSIFICATIONS

         Certain reclassifications have been made in the 1999 consolidated financial statements to conform to the presentation used in 2000.

                                   WGNB CORP.

(2)      INVESTMENT SECURITIES

         Investment securities available for sale and held to maturity at December 31, 2000 and 1999 are summarized as follows:

                  AVAILABLE FOR SALE

                                                                                    December 31, 2000
                                                                 --------------------------------------------------------
                                                                                   Gross         Gross          Estimated
                                                                  Amortized     Unrealized     Unrealized         Fair
                                                                     Cost          Gains         Losses           Value
                                                                 ------------   ----------     ----------      ----------
         U.S. Government agencies                                $ 12,717,922       2,440         115,408      12,604,954
         Mortgage-backed securities                                13,742,126      35,575         163,222      13,614,479
         State, county and municipals                              13,541,184     270,927          72,529      13,739,582
                                                                 ------------     -------      ----------      ----------

                                                                 $ 40,001,232     308,942         351,159      39,959,015
                                                                 ============     =======      ==========      ==========

                                                                                    December 31, 1999
                                                                 --------------------------------------------------------
                                                                                   Gross         Gross          Estimated
                                                                  Amortized     Unrealized     Unrealized         Fair
                                                                     Cost          Gains         Losses           Value
                                                                 ------------   ----------     ----------      ----------
         U.S. Government agencies                                $ 14,294,726          --         598,593      13,696,133
         Mortgage-backed securities                                15,018,266      13,422         583,056      14,448,632
         State, county and municipals                              13,622,069      23,913         405,794      13,240,188
                                                                 ------------     -------      ----------      ----------

                                                                 $ 42,935,061      37,335       1,587,443      41,384,953
                                                                 ============     =======      ==========      ==========

                  HELD TO MATURITY

                                                                                    December 31, 2000
                                                                 --------------------------------------------------------
                                                                                   Gross         Gross          Estimated
                                                                  Amortized     Unrealized     Unrealized         Fair
                                                                     Cost          Gains         Losses           Value
                                                                 ------------   ----------     ----------      ----------
         Trust preferred securities                              $  1,000,000          --         280,000         720,000
                                                                 ============     =======      ==========      ==========

                                                                                    December 31, 1999
                                                                 --------------------------------------------------------
                                                                                   Gross         Gross          Estimated
                                                                  Amortized     Unrealized     Unrealized         Fair
                                                                     Cost          Gains         Losses           Value
                                                                 ------------   ----------     ----------      ----------
         Trust preferred securities                              $  1,000,000          --          10,000         990,000
                                                                 ============     =======      ==========      ==========

                                   WGNB CORP.

         The amortized cost and estimated fair value of investment securities available for sale and held to maturity at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

                                                               Amortized             Estimated
                 AVAILABLE FOR SALE                              Cost                Fair Value
                 ------------------                          ------------           -----------
                 U.S. Government agencies and
                 state, county and municipals:
                     Within 1 year                           $  1,200,000             1,191,928
                     1 to 5 years                              10,102,563            10,000,772
                     5 to 10 years                              4,430,037             4,415,340
                     After 10 years                            10,526,506            10,736,496

                 Mortgage-backed securities                    13,742,126            13,614,479
                                                             ------------           -----------

                                                             $ 40,001,232            39,959,015
                                                             ============           ===========

                 HELD TO MATURITY
                 ----------------
                 Trust preferred securities:
                      After 10 years                         $  1,000,000               720,000
                                                             ============           ===========

         Proceeds from sales of securities available for sale during 2000 and 1999 were $560,520 and $2,608,723, respectively, with the following gains and losses recognized:

                                                                    2000                 1999
                                                                  -------              --------
                 Gross gains                                           --              $ 13,857
                 Gross losses                                     $ 8,833                    --

         Investment securities with a fair value of approximately $38,860,345 and $35,477,739 as of December 31, 2000 and 1999, respectively, were pledged to secure public deposits, as required by law, and for other purposes.

                                   WGNB CORP.

(3)      LOANS

         Major classifications of loans at December 31, 2000 and 1999 are summarized as follows:

                                                                                    2000                     1999
                                                                                -------------            ------------
                  Commercial, financial and agricultural                        $  26,546,593              24,143,675
                  Real estate - mortgage                                          135,750,184             108,137,100
                  Real estate - construction                                       46,051,798              34,769,179
                  Consumer                                                         20,118,006              17,745,401
                                                                                -------------            ------------

                                                                                  228,466,581             184,795,355
                  Less:    Unearned interest                                          560,798                 467,204
                           Allowance for loan losses                                2,919,812               2,281,298
                                                                                -------------            ------------

                                                                                $ 224,985,971             182,046,853
                                                                                =============            ============

         The Bank and WGCS grant loans and extensions of credit to individuals and a variety of businesses and corporations primarily located in its general trade area of Carroll, Paulding and Douglas counties, Georgia. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

         Changes in the allowance for loan losses for the years ended December 31, 2000 and 1999 are as follows:

                                                                                    2000                     1999
                                                                                -------------            ------------

                  Balance, beginning of year                                    $   2,281,298               2,018,852
                  Provision for loan losses                                           508,700                 303,462
                  Loans charged off                                                   (76,737)               (129,946)
                  Recoveries                                                          206,551                  88,930
                                                                                -------------            ------------

                  Balance, end of year                                          $   2,919,812               2,281,298
                                                                                =============            ============

(4)      PREMISES AND EQUIPMENT

         Major classifications of premises and equipment at December 31, 2000 and 1999 are summarized as follows:

                                                                                    2000                     1999
                                                                                -------------            ------------
                  Land                                                          $   1,134,599               1,117,773
                  Buildings and improvements                                        5,247,696               5,103,477
                  Furniture and equipment                                           4,889,762               4,374,713
                                                                                -------------            ------------
                                                                                   11,272,057              10,595,963
                  Less: Accumulated depreciation                                   (5,578,709)             (5,017,741)
                                                                                -------------            ------------
                                                                                $   5,693,348               5,578,222
                                                                                =============            ============

         Depreciation expense amounted to $655,487 and $588,456 in 2000 and 1999, respectively.

(5)      TIME DEPOSITS

         At December 31, 2000 the scheduled maturities of time deposits are as follows:

                           2001                                 $ 80,953,352
                           2002                                   15,130,994
                           2003                                    4,109,794
                           2004                                    2,765,376
                           2005 and thereafter                     3,978,537
                                                                ------------

                                                                $106,938,053
                                                                ============

                                   WGNB CORP.

(6)      LINES OF CREDIT

         The Bank has lines of credit for overnight borrowings of $10,500,000 and $7,500,000 at December 31, 2000 and 1999, respectively. The Bank also has a line of credit with the Federal Home Loan Bank of Atlanta
         (FHLB) totaling $42,680,000 and $22,000,000 at December 31, 2000 and
         1999, respectively. Advances on the FHLB line of credit are subject to available collateral of the Bank. At December 31, 2000, the Bank had advances outstanding from the FHLB amounting to $25,000,000. The following advances require quarterly interest payments:

                                   Interest      Current                                                           Early Conversion
            Advance                  Basis         Rate              Maturity                 Call Date                 Option
            -------                --------      -------          -------------              ------------          ----------------
                                                                                                                     December 2001,
         $  5,000,000               Fixed         6.14%            December 2004                  --                 3 month LIBOR

                                                                                                                     May 2002,
         $  5,000,000               Fixed         7.07%            May 2005                       --                 3 month LIBOR

                                                                                                                     October 2000,
         $ 10,000,000               Fixed        6.016%            July 2005                      --                 3 month LIBOR

                                                                                                                     February 2003,
         $  5,000,000               Fixed         5.44%            February 2008             February 2003           3 month LIBOR

         At December 31, 1999, the Bank had advances outstanding from the FHLB amounting to $15,000,000. The following advances require quarterly interest payments:

                                   Interest      Current                                                           Early Conversion
            Advance                  Basis         Rate              Maturity                 Call Date                 Option
            -------            --------------    -------          -------------              ------------          ----------------
                               1 month LIBOR
         $  5,000,000           plus 4 basis      6.51%            October 2000                   --                      --
                                    points

                                                                                                                     December 2001,
         $  5,000,000               Fixed         6.14%            December 2004                  --                 3 month LIBOR

                                                                                                                     February 2003,
         $  5,000,000               Fixed         5.44%            February 2008             February 2003           3 month LIBOR

         The early conversion option allows the FHLB to convert the advances to a variable interest rate upon notification to the Bank. The FHLB advances are secured by the Bank's stock in the FHLB and its 1-4 family first mortgage loans.

         Additionally, during 1999 the Company entered into a $1,500,000 line of credit arrangement with a financial institution that matures March 31, 2001. At December 31, 2000 and 1999, the Company had outstanding advances of $1,300,000 and $350,000, respectively. The facility requires interest payments quarterly with annual interest calculated at the prime rate minus 1.25%

(7)      COMMITMENTS

         The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

                                   WGNB CORP.

         The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

         In most cases, the Company requires collateral to support financial instruments with credit risk.

                                                                                            Approximate
                                                                                        Contractual Amount
                                                                                    ---------------------------
                                                                                        2000            1999
                                                                                    ------------     ----------
                   Financial instruments whose contract amounts
                     represent credit risk:
                         Commitments to extend credit                               $ 38,888,000     26,509,000
                         Standby letters of credit                                  $    474,000        643,000

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management's credit evaluation. Collateral held varies, but may include unimproved and improved real estate, certificates of deposit or personal property.

         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

(8)      STOCK REPURCHASE PLAN

         In December 1996, the Board of Directors approved a Stock Repurchase Plan of up to $2,000,000 of the Company's common stock currently outstanding. During May 2000, the Board of Directors approved an additional $500,000 to be used for the Stock Repurchase Plan. In 2000, the Company redeemed 10,911 shares of common stock for $262,245. The Company has approximately $599,000 remaining to reacquire shares under the Stock Repurchase Plan.

(9)      REGULATORY MATTERS

         The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under certain adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2000, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

         As of December 31, 2000 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                   WGNB CORP.

         Presented below are the Bank's actual capital amounts and ratios. Detail disclosures related to the Company have been excluded as they do not materially deviate from the disclosure herein.

                                                                                               To Be Well Capitalized
                                                                          For Capital          Under Prompt Corrective
                                                   Actual              Adequacy Purposes         Action Provisions
                                            ---------------------     -------------------     ------------------------
                                             Amount         Ratio       Amount      Ratio       Amount           Ratio
                                            ---------       -----     ---------     -----     ----------         -----
                                            (in 000's)                (in 000's)              (in 000's)
         As of December 31, 2000:
         Total Capital (to Risk
            Weighted Assets)                  $ 28,352        13%     > 17,839       > 8%       > 22,298          > 10%
                                                                      -              -          -                 -
         Tier I Capital
             (to Risk Weighted Assets)        $ 25,452        11%     >  8,919       > 4%       > 13,379          >  6%
                                                                      -              -          -                 -
         Tier I Capital
             (to Average Assets)              $ 25,452         9%     > 11,525       > 4%       > 14,406          >  5%
                                                                      -              -          -                 -
         As of December 31, 1999:
         Total Capital (to Risk
             Weighted Assets)                 $ 24,857        13%     > 14,808       > 8%       > 18,510          > 10%
                                                                      -              -          -                 -
         Tier I Capital
             (to Risk Weighted Assets)        $ 22,596        12%     >  7,404       > 4%       > 11,106          >  6%
                                                                      -              -          -                 -
         Tier I Capital
             (to Average Assets)              $ 22,596        10%     > 10,228       > 4%       > 12,785          >  5%
                                                                      -              -          -                 -

         Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions are based on the level of regulatory classified assets, the prior years' net earnings, and the ratio of equity capital to total assets. At December 31, 2000 the Bank could pay approximately $8,896,000 in dividends without obtaining prior regulatory approval.

(10)     INCENTIVE STOCK OPTION PLAN

         The Company has an incentive stock option plan accounted for under APB 25 and related Interpretations. Under the January 11, 1994 Incentive Stock Option Plan the Company may grant options to certain key officers to acquire shares of common stock of the Company at the then fair value, with the number of shares to be determined annually by agreed upon formulas. A total of 160,000 shares of common stock were reserved for possible issuance under this plan. Options were to be granted commencing March 8, 1994 and are to continue through the year 2004. The options may not be exercised prior to five years from the date of grant and are exercisable no later than ten years from that date. Additionally, 4,448 options were issued to an officer of the Bank which were not covered by the aforementioned plan but subject to the same conditions. No compensation cost has been recognized for the stock options. Had compensation cost for the plan been determined based upon the fair value of the options at the grant dates, the Company's net earnings and net earnings per share would have been reduced to the proforma amounts indicated below:

                                                                                   2000            1999
                                                                               -----------      ---------
                  Net earnings                  As reported                    $ 4,404,177      3,555,672
                                                Proforma                       $ 4,373,964      3,485,786

                  Net earnings per share        As reported                    $   1.42           1.14
                                                Proforma                       $   1.41           1.12

                  Diluted earnings per share    As reported                    $   1.41           1.13
                                                Proforma                       $   1.40           1.10

                                   WGNB CORP.

         The fair value of each option is estimated on the date of grant using the Minimum Value Model with the following weighted average assumptions used for grants in 2000 and 1999, respectively: dividend yield of 2.0% and 1.7% risk free interest rates of 5.0% and 6.0%, respectively, and an expected life of 10 years. For disclosure purposes, the Company immediately recognized the expense associated with the option grants assuming that all awards will vest.

         A summary status of the Company's stock option plan as of December 31, 2000 and 1999, and changes during the years ending on those dates, is presented below:

                                                                            2000                         1999
                                                                 ------------------------      ------------------------
                                                                                  Wtd. Avg.                    Wtd. Avg.
                                                                                  Exercise                     Exercise
                                                                  Shares           Price         Shares         Price
                                                                 --------         --------      -------        --------
         Outstanding, beginning of year                            81,221         $ 10.90        74,916         $  9.17
         Awarded during the year                                    7,800         $ 21.50        11,469         $ 20.00
         Exercised during the year                                   (972)        $  7.22        (5,164)        $  6.07
                                                                 --------         -------       -------         -------

         Outstanding, end of year                                  88,049         $ 12.04        81,221         $ 10.90
                                                                 ========         =======       =======         =======

         Options exercisable at year end                           13,104                         6,344
                                                                 ========                       =======

         Weighted average fair value of
             options granted during the year                                      $  6.10                       $  9.68
                                                                                  =======                       =======

         The following information applies to all options outstanding at December 31, 2000:

                  Range of exercise prices                                 $ 5.78 to $21.50
                  Weighted average exercise price                              $ 12.04
                  Weighted average remaining contractual life (years)             6.27

(11)     DEFINED CONTRIBUTION PLAN

         The Company began a qualified retirement plan pursuant to Internal Revenue Code Section 401(k) in 1996 covering substantially all employees subject to certain minimum age and service requirements. Contribution to the plan by employees is voluntary. During 2000 and 1999, the Company matched 100% of the participants' contributions up to 6% of the participants' salaries. The Company also made discretionary contributions to the plan in 2000 and 1999 of 5% of participants' salaries. Contributions to the plan charged to expense during 2000 and 1999 were $303,996 and $261,763, respectively.

(12)     INCOME TAXES

         The components of the provision for income taxes in the consolidated statements of earnings for the years ended December 31, 2000 and 1999 are as follows:

                                                                     2000             1999
                                                                 -----------       ---------
         Current:
         Federal                                                 $ 1,968,207       1,733,126
         State                                                       297,924         235,643

         Deferred:
         Federal                                                     208,558          24,684
         State                                                        12,717           1,513
                                                                 -----------       ---------

                 Total                                           $  2,487,406       1,994,966
                                                                 ============       =========

                                   WGNB CORP.

         The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

                                                                                 2000           1999
                                                                             -----------      ---------
         Pretax income at statutory rates                                    $ 2,343,138      1,887,217
         Add (deduct):
              Tax-exempt interest income                                        (234,594)      (199,106)
              State taxes, net of federal effect                                 205,023        155,524
              Non-deductible interest expense                                     33,905         25,796
              Other                                                              139,934        125,535
                                                                             -----------      ---------

                                                                             $ 2,487,406      1,994,966
                                                                             ===========      =========

         The following summarizes the net deferred tax asset, which is included as a component of other assets, at December 31, 2000 and 1999.

                                                                                 2000           1999
                                                                             -----------      ---------
         Deferred income tax assets:
                Allowance for loan losses                                    $   856,367        674,035
                Net unrealized losses on securities available for sale            14,354        511,702
                Other                                                             34,275         62,326
                                                                             -----------      ---------

                         Total gross deferred income tax assets                  904,996      1,248,063
                                                                             -----------      ---------

            Deferred income tax liabilities:
                Premises and equipment                                          (277,702)      (255,247)
                Other                                                             (2,050)       (91,499)
                                                                             -----------      ---------

                         Total gross deferred income tax liabilities            (279,752)      (346,746)
                                                                             -----------      ---------

                         Net deferred income tax asset                       $   625,244        901,317
                                                                             ===========      =========

(13)     RELATED PARTY TRANSACTIONS

         The Bank conducts transactions with directors and executive officers, including companies in which they have beneficial interests, in the normal course of business. It is the Bank's policy to comply with federal regulations that require that loan transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time made for comparable loans to other persons. The following summary reflects activity for related party loans for 2000:

                  Beginning balance                             $  5,009,094
                  New loans                                        8,809,126
                  Repayments                                      (9,561,971)
                                                                ------------

                  Ending balance                                $  4,256,249
                                                                ============

         At December 31, 2000, deposits from directors, executive officers, and their related interests totaled approximately $4,687,000.

                                   WGNB CORP.

(14)     OTHER OPERATING EXPENSES

         Components of other operating expenses which exceed 1% of total interest income and other income are as follows:

                                                                        2000          1999
                                                                     ---------       -------
                  Professional fees                                  $ 313,023       223,413

(15)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company is required to disclose fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company or its subsidiaries, but rather a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination, or issuance.

                  Cash and Cash Equivalents
                  For cash, due from banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

                  Investment Securities
                  The fair values for investment securities are based on quoted market prices.

                  Loans
                  The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value.

                  Deposits
                  The fair value of demand deposits, savings accounts, NOW and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

                  Federal Home Loan Bank Advances
                  The fair value of advances outstanding is based on the quoted value provided by the FHLB.

                  Other Borrowings
                  Because other borrowings are based on variable rates, the carrying value is a reasonable estimate of fair value.

                  Commitments to Extend Credit, Standby Letters of Credit Because commitments to extend credit and standby letters of credit are made using variable rates or for a short term, the contract value is a reasonable estimate of fair value.

                  Limitations
                  Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on many judgements. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                                   WGNB CORP.

         LIMITATIONS, CONTINUED

         Fair value estimates are based on existing on and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include deferred income taxes and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

         The carrying amount and estimated fair values of the Company's financial instruments at December 31, 2000 and 1999 are as follows:

                                                                          2000                           1999
                                                            ------------------------------    --------------------------
                                                               Carrying         Estimated       Carrying      Estimated
                                                                Amount          Fair Value       Amount       Fair Value
                                                            -------------      -----------    -----------    -----------
          Assets:
              Cash and cash equivalents                     $  11,937,664       11,937,664     20,065,644     20,065,644
              Securities available for sale                    39,959,015       39,959,015     41,384,953     41,384,953
              Securities held to maturity                       1,000,000          720,000      1,000,000        990,000
              Loans                                           224,985,971      223,119,016    182,046,853    181,349,376
          Liabilities:
              Deposits                                        233,810,863      233,972,561    214,805,402    214,801,456
              Federal Home Loan Bank advances                  25,000,000       25,628,417     15,000,000     14,805,212
              Other borrowings                                  1,300,000        1,300,000        350,000        350,000
              Federal funds purchased                             600,000          600,000             --             --
          Unrecognized financial instruments:
              Commitments to extend credit                     38,888,000       38,888,000     26,509,000     26,509,000
              Standby letters of credit                           474,000          474,000        643,000        643,000

(16)     WGNB CORP. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

                                 Balance Sheets

                           December 31, 2000 and 1999

                                                                                                2000                  1999
                                                                                            ------------           -----------
                                                         Assets

         Cash                                                                               $    463,095               434,747
         Investment in Bank                                                                   25,424,161            21,550,909
         Investment in WGCS                                                                      246,899               336,171
         Funds due from WGCS                                                                   1,300,000               350,000
         Other assets                                                                              7,333                 8,036
                                                                                            ------------           -----------

                                                                                            $ 27,441,488            22,679,863
                                                                                            ============           ===========

                                            Liabilities and Stockholders' Equity

         Dividends payable                                                                  $    405,963               337,288
         Line of credit                                                                        1,300,000               350,000
         Other liabilities                                                                        48,512                    --
                                                                                            ------------           -----------
                 Total liabilities                                                             1,754,475               687,288

                 Stockholders' equity                                                         25,687,013            21,992,575
                                                                                            ------------           -----------

                                                                                            $ 27,441,488            22,679,863
                                                                                            ============           ===========

                                   WGNB CORP.

                             Statements of Earnings

                 For the Years Ended December 31, 2000 and 1999

                                                               2000             1999
                                                           -----------       ----------

Dividends from Bank                                        $ 1,721,185        2,143,871
Other income                                                    41,617           33,747
Other expense                                                 (125,655)         (34,532)
                                                           -----------       ----------

Earnings before equity in undistributed
  earnings of subsidiaries                                   1,637,147        2,143,086

Equity in undistributed loss of WGCS                           (89,272)        (155,568)
Equity in undistributed earnings of Bank                     2,856,302        1,568,154
                                                           -----------       ----------

            Net earnings                                   $ 4,404,177        3,555,672
                                                           ===========       ==========

                  Statements of Cash Flows

       For the Years Ended December 31, 2000 and 1999

                                                               2000             1999
                                                           -----------       ----------
Cash flows from operating activities:
    Net earnings                                           $ 4,404,177        3,555,672
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
        Equity in undistributed earnings of Bank            (2,856,302)      (1,568,154)
        Equity in undistributed earnings of WGCS                89,272          155,568
        Change in other assets                                     703            1,431
        Change in other liabilities                             48,512             (221)
                                                           -----------       ----------
          Net cash provided by operating activities          1,686,362        2,144,296
                                                           -----------       ----------
Cash flows from investing activities:
      Investment in WGCS                                            --         (100,053)
      Purchase of premises and equipment                            --           (3,000)
                                                           -----------       ----------
          Net cash used by investing activities                     --         (103,053)
                                                           -----------       ----------

Cash flows from financing activities:
    Dividends paid                                          (1,402,784)      (1,297,189)
    Proceeds from borrowings                                 1,220,000           25,000
    Payments on borrowings                                    (270,000)        (275,000)
    Loan to WGCS                                            (1,220,000)         (25,000)
    Payments received from WGCS                                270,000          275,000
    Retirement of common stock                                (262,245)        (829,679)
    Exercise of stock options                                    7,015           31,365
                                                           -----------       ----------

          Net cash used by financing activities             (1,658,014)      (2,095,503)
                                                           -----------       ----------

Increase (decrease) in cash                                     28,348          (54,260)
Cash at beginning of year                                      434,747          489,007
                                                           -----------       ----------
Cash at end of year                                        $   463,095          434,747
                                                           ===========       ==========

                                   WGNB CORP.

(16)    WGNB CORP. (PARENT COMPANY ONLY) FINANCIAL INFORMATION, CONTINUED

                       Statements of Cash Flows, continued

                 For the Years Ended December 31, 2000 and 1999

                                                                  2000             1999
                                                              -----------       ----------

Supplemental disclosure of non-cash financing
   activities:
      Change in dividends payable                             $   (68,675)          (3,371)
      Changes in unrealized gains (losses) on securities
        available for sale, net of tax, of Bank               $ 1,016,950       (1,381,815)
      Transfer of tax benefit from WGNB to WGCS               $        --           96,765