Form 10QSB
period 2001-03-31
WGNB CORP
filed 2001-05-14
CIK 1115568

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended March 31, 2001

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act for
         the transition period from                   to
                                    -----------------    -----------------

                       Commission file number: 000-30805


                                   WGNB CORP.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                 Georgia                                                     58-1640130
         ------------------------                              ------------------------------------
         (State of Incorporation)                              (I.R.S. Employer Identification No.)


                                201 Maple Street
                                  P.O. Box 280
                           Carrollton, Georgia 30117
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (770) 832-3557
                ------------------------------------------------
                (Issuer's telephone number, including area code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                       Class                                     Outstanding at May 9, 2001
                       -----                                     --------------------------
         Common Stock, $1.25 par value                                 3,097,985


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

                                   WGNB CORP.

                       CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

                                  WGNB CORP.
                          CONSOLIDATED BALANCE SHEET

                                MARCH 31, 2001
                                  (UNAUDITED)


                                     Assets

Cash and cash due from banks, including reserve requirements
    of $100,000                                                                               $ 14,715,338
Federal funds sold                                                                              10,433,000
                                                                                              ------------

                    Cash and cash equivalents                                                   25,148,338

Securities available for sale                                                                   44,688,348
Securities held to maturity                                                                      1,000,000
Loans, net                                                                                     234,982,140
Premises and equipment, net                                                                      5,676,224
Accrued interest receivable                                                                      2,037,725
Other assets                                                                                     2,603,759
                                                                                              ------------

                                                                                              $316,136,534
                                                                                              ============
                       Liabilities and Stockholders' Equity

Deposits:
    Demand                                                                                    $ 33,762,051
    Interest bearing demand                                                                    102,497,272
    Savings                                                                                      8,173,095
    Time                                                                                        80,041,547
    Time, over $100,000                                                                         35,473,749
                                                                                              ------------

               Total deposits                                                                  259,947,714

Federal Home Loan Bank advances                                                                 25,000,000
Other borrowings                                                                                 1,432,000
Accrued interest payable                                                                         1,786,079
Other liabilities                                                                                  980,452
                                                                                              ------------

               Total liabilities                                                               289,146,245
                                                                                              ------------

Stockholders' equity:
     Common stock, $1.25 par value, 10,000,000 shares authorized;
         3,097,985 shares issued and outstanding                                                 3,872,481
     Additional paid-in capital                                                                    840,140
     Retained earnings                                                                          21,806,667
     Accumulated comprehensive income                                                              471,001
                                                                                              ------------

               Total stockholders' equity                                                       26,990,289
                                                                                              ------------

                                                                                              $316,136,534
                                                                                              ============


See accompanying notes to consolidated financial statements.

                                   WGNB CORP.
                      CONSOLIDATED STATEMENTS OF EARNINGS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)


                                                                              For the Three Months
                                                                                Ended March 31,
                                                                      ----------------------------------
                                                                         2001                    2000
                                                                      ----------              ----------
Interest income:
   Interest and fees on loans                                         $5,758,923              $4,691,239
   Interest on federal funds sold                                        111,262                  78,009

Interest on investment securities:
   U.S. Government agencies                                              444,720                 466,849
   State, county and municipal                                           173,839                 184,389
   Other                                                                  56,287                  41,798
                                                                      ----------              ----------

                              Total interest income                    6,545,031               5,462,284
                                                                      ----------              ----------

Interest expense:
   Interest on deposits:
      Demand                                                             784,881                 618,524
      Savings                                                             57,244                  58,333
      Time                                                             1,740,199               1,356,573
   Interest on FHLB and other borrowings                                 414,142                 229,136
                                                                      ----------              ----------

                              Total interest expense                   2,996,466               2,262,566
                                                                      ----------              ----------

                              Net interest income                      3,548,565               3,199,718

Provision for loan losses                                                226,500                  50,000
                                                                      ----------              ----------

                  Net interest income after provision
                                 for loan losses                       3,322,065               3,149,718
                                                                      ----------              ----------

Other income:
   Service charges on deposit accounts                                   666,550                 371,036
   Miscellaneous                                                         377,228                 253,454
                                                                      ----------              ----------

                              Total other income                       1,043,778                 624,490
                                                                      ----------              ----------

Other expenses:
   Salaries and employee benefits                                      1,474,854               1,293,021
   Occupancy                                                             377,825                 363,183
   Other operating                                                       688,904                 580,161
                                                                      ----------              ----------

                              Total other expenses                     2,541,583               2,236,365
                                                                      ----------              ----------

Earnings before income taxes                                           1,824,260               1,537,843

Income taxes                                                             634,803                 540,835
                                                                      ----------              ----------

                              Net earnings                            $1,189,457              $  997,008
                                                                      ==========              ==========

                              Basic earnings per share                $      .38              $      .32
                                                                      ==========              ==========

                              Diluted earnings per share              $      .38              $      .32
                                                                      ==========              ==========


See accompanying notes to consolidated financial statements.

                                   WGNB CORP.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)


                                                                                 For the Three Months
                                                                                    Ended March 31,
                                                                       -------------------------------------------
                                                                           2001                           2000
                                                                       -----------                     -----------

Net earnings                                                           $ 1,189,457                     $   997,008

Other comprehensive income, net of tax:
    Unrealized gains on investment
        securities available for sale:
           Unrealized gains arising during
                     the period                                            767,483                          66,469

           Associated taxes                                               (268,619)                        (24,593)

              Reclassification adjustment for gains                             --                          (8,795)

              Associated taxes                                                  --                           3,254
                                                                       -----------                     -----------

Other comprehensive income                                                 498,864                          36,335
                                                                       -----------                     -----------

Comprehensive income                                                   $ 1,688,321                     $ 1,033,343
                                                                       ===========                     ===========


See accompanying notes to consolidated financial statements.

                                   WGNB CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                                                         For the Three Months
                                                                                            Ended March 31,
                                                                              -----------------------------------------
                                                                                  2001                         2000
                                                                              ------------                 ------------

Cash flows from operating activities:
    Net earnings                                                              $  1,189,457                 $    997,008
    Adjustments to reconcile net earnings to net cash
       Provided by operating activities:
          Depreciation, amortization and accretion                                 192,606                      188,756
          Provision for loan losses                                                226,500                       50,000
          Provision for deferred income taxes                                       27,344                       18,719
          Loss (gain) on sale of securities available for sale                          --                       (8,795)
          Loss (gain) on sale of premises and equipment                                (95)                          --
          Loss (gain) on sale of other real estate                                   2,494                           --
          Change in:
             Other assets                                                          541,820                     (382,496)
             Other liabilities                                                      77,406                      715,520
                                                                              ------------                 ------------

               Net cash provided by operating activities                         2,257,532                    1,578,712
                                                                              ------------                 ------------

Cash flows from investing activities:
    Proceeds from sales of securities available for sale                                --                      560,520
    Proceeds from maturities of securities available for sale                    5,397,616                      833,889
    Purchases of securities available for sale                                  (9,380,213)                  (2,286,470)
    Net change in loans                                                        (10,222,669)                  (9,993,351)
    Proceeds from sale of premises and equipment                                     1,827                           --
    Purchases of premises and equipment                                           (164,614)                    (155,011)
    Build-out of other real estate owned                                          (130,288)                          --
    Proceeds from sales of other real estate                                       193,115                           --
                                                                              ------------                 ------------
               Net cash used by investing activities                           (14,305,226)                 (11,040,423)
                                                                              ------------                 ------------

Cash flows from financing activities:
    Net change in deposits                                                      26,136,851                   20,442,415
    Proceeds from other borrowings                                                 132,000                      100,000
    Repayment of other borrowings                                                       --                      (50,000)
    Net change in federal funds purchased                                         (600,000)                          --
    Dividends paid                                                                (410,483)                    (341,674)
    Exercise of stock options                                                       15,088                           --
    Retirement of common stock                                                     (15,088)                     (19,200)
                                                                              ------------                 ------------

               Net cash provided by financing activities                        25,258,368                   20,131,541
                                                                              ------------                 ------------

Change in cash and cash equivalents                                             13,210,674                   10,669,830

Cash and cash equivalents at beginning of period                                11,937,664                   20,065,644
                                                                              ------------                 ------------
Cash and cash equivalents at end of period                                    $ 25,148,338                 $ 30,735,474
                                                                              ============                 ============


See accompanying notes to consolidated financial statements.

                                   WGNB CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)


                                                                                                    For the Three Months
                                                                                                        Ended March 31,
                                                                                             ------------------------------------
                                                                                                2001                     2000
                                                                                             ----------                ----------

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
        Interest                                                                             $3,045,448                $2,193,811
        Income taxes                                                                             84,162                   212,138

    Non-cash investing and financing activities:
        Change in unrealized gains on securities
           available for sale, net of tax                                                       498,864                    36,335
        Change in dividends payable                                                               8,690                    12,563
        Satisfaction of other liability with issuance
           of common stock                                                                       25,438                    24,793


See accompanying notes to consolidated financial statements.

                                   WGNB CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) - BASIS OF PRESENTATION

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

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position as of March 31, 2001, and the results of its operations and its cash flows for the three-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with consolidated financial statements and the related notes and the report of independent accountants included in the Company's filing on form 10-KSB which included the results of operations for the years ended December 31, 2000 and 1999.

NOTE (2) - NET EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

Reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the periods ended March 31, 2001 and March 31, 2000 are as follows:


                                                                       For the three months ended March 31, 2001

                                                            Net Earnings             Common Shares            Earnings
                                                             (Numerator)             (Denominator)            per Share
                                                            ------------             -------------            ---------
Basic earnings per share                                     $1,189,457                3,095,729                $.38
Effect of dilutive securities - Stock Options                                             32,953                 .00
                                                             ----------                ---------                ----
Diluted earnings per share                                   $1,189,457                3,128,682                $.38
                                                             ==========                =========                ====

                                                                   For the three months ended March 31, 2000

                                                            Net Earnings             Common Shares            Earnings
                                                             (Numerator)             (Denominator)            per Share
                                                            ------------             -------------            ---------
Basic earnings per share                                     $  997,008                3,104,726                $.32
Effect of dilutive securities - Stock Options                                             32,095                 .00
                                                             ----------                ---------                ----
Diluted earnings per share                                   $  997,008                3,136,821                $.32
                                                             ==========                =========                ====

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

RESULTS OF OPERATIONS

Three months ended March 31, 2001 and 2000

OVERVIEW

         Net earnings for the three months ended March 31, 2001 was $1,189,457, which represented an increase of $192,449 or 19 percent compared to the three months ended March 31, 2000. Net earnings per common share increased 19 percent from $.32 per share to $.38 per share when comparing the same two periods. The first quarter of 2001 earnings established another record first quarter net income for the Company. The improved operating results are attributable to loan growth of $10.2 million since the beginning of 2001. This loan growth resulted in an increase of net interest income of over $348,000 or 11 percent when comparing the first three months of 2001 with the same period in 2000. Additionally, non-interest income has improved by 67 percent or $419,000 when comparing the same periods. This increase is primarily attributable to service charges on overdraft checking accounts.

NET INTEREST INCOME

         When comparing the first three months of 2001 to the same period in 2000, the 11 percent increase in net interest income was the result of a $1.1 million or 20 percent increase in interest income and a $734,000 or 32 percent increase in interest expense. The net interest margin for the three months year to date for 2001 is 5.21 percent compared to 5.44 percent for the same year to date period in 2000. The average year to date yield on earning assets in 2001 is 9.49 percent and for 2000 was 9.17 percent. The comparative cost of funds was 4.50 percent in 2001 and 3.89 percent in 2000. Average interest-bearing assets increased by $38.9 million or 16 percent at the same time average interest-bearing liabilities increased by $34.8 million or 15 percent when comparing the year to date average balances from March 31, 2000 to March 31, 2001. Net interest income improved by approximately $348,000 or 11 percent when comparing the two three-month periods. The company continues to be the beneficiary of profitable balance sheet growth, which is the product of the economy of the western Georgia market and the Company's lending staff.

NON-INTEREST INCOME AND EXPENSE

         Non-interest income for the first three months of 2001 increased $419,000 or 67 percent compared to the first three months of 2000. Service charges on deposit accounts increased $296,000 or 80 percent during 2001 compared to the first three months of 2000. This increase was due primarily to increased income from non-sufficient funds charges from an overdraft protection program implemented in July of 2000. Other income miscellaneous increased $124,000 or 49 percent. The largest component of this increase was due to the collection of interest income on previously reported non-performing loans that were liquidated during the quarter.

         Non-interest expense increased $305,000 or 14 percent in the first quarter of 2001 compared to the same period in 2000. Salaries and employee benefits accounted for the largest increase in the amount of $182,000 or a 14 percent increase over the first three months of 2000. The increase was primarily due to additional staffing requirements in the branch administration and compliance departments, increases in premiums for health insurance and increases in profit sharing accruals because of higher profits in the Bank. The Bank increased its full time equivalent employee count from 116 in March of 2000 to 129 in March of 2001.

         Occupancy and other operating expenses increased $123,000 or 23 percent from 2000 to 2001. Increased professional fee expense of $81,000 primarily accounted for the increase and related to the administration of the overdraft protection program and legal and accounting fees associated with being a Securities and Exchange Act filer. Other operating expenses have increased due to normal costs associated with increased growth and operational volume.

INCOME TAXES

         Income tax expense for the first three months was $635,000 in 2001 compared to $541,000 in 2000. The effective tax rates for each of the periods ended March 31, 2001 and 2000 were 35 percent.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The adequacy of the allowance for loan losses is determined through management's informed judgment concerning the amount of risk inherent in the Company's loan and lease portfolios. This judgment is based on such factors as the change in levels of non-performing and past due loans and leases, historical loan loss experience, borrowers' financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions. The allowance for loan losses at March 31, 2001 was $3.1 million or 1.32 percent of total loans compared to $2.9 million or 1.29 percent of total loans at December 31, 2000. Management believes that the allowance for loan losses is adequate to absorb possible loss in the loan portfolio. However, the risk associated with loan growth and the slowing economy has caused management to favor higher loan loss provisions for 2001.

NON-PERFORMING ASSETS AND PAST DUE LOANS

         Non-performing assets, comprised of real estate owned, non-accrual loans and loans for which payments are more than 90 days past due, totaled $1,454,000 at March 31, 2001 compared to $703,000 at March 31, 2000.
Non-performing assets as a percentage of total loans and real estate owned at March 31, 2001 and March 31, 2000 were 0.6 percent and 0.4 percent, respectively. The increase is due to the foreclosure of five newly constructed homes and one lot that is classified as other real estate owned in the amount of $641,000 at March 31, 2001. The properties have been recorded at fair value based on independent valuations.

         The Company has a loan review function that continually monitors selected loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. The loan review function also identifies loans with higher degrees of credit or other risks. The focus of loan review as well as management is to maintain a low level of non-performing assets and return current non-performing assets to earning status. Management is unaware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on liquidity, capital resources or operations.

FINANCIAL CONDITION

OVERVIEW

         Total assets were $316 million at March 31, 2001, an increase of $27 million or 9 percent from December 31, 2000. Much of the deposit growth was attributable to public funds that are not expected to remain in the Bank.

ASSETS AND FUNDING

         At March 31, 2001, earning assets totaled $296 million, an increase of more than $26 million from December 31, 2000. The mix of interest earning assets has changed slightly since the beginning of 2001. Loans decreased to 81 percent of earning assets and investment securities and federal funds increased to 19 percent of earning assets at March 31, 2001. This is compared to loans comprising of 85 percent of earning assets and investments of 15 percent of earning assets at December 31, 2000. The increase in public funds have a short lived impact on federal funds sold in the first quarter of 2001.

         At March 31, 2001, interest-bearing deposits increased $23.2 million compared to December 31, 2000. Non-interest-bearing deposits increased $2.9 million in the first three months of 2001 and totaled $33.8 million at March 31, 2001. Public funds as of March 31, 2001 were $38.0 million compared to $28.1 million at December 31, 2000. Federal Home Loan Bank advances remained static at $25 million comparing the first quarter of 2001 to the year ended 2000. At March 31, 2001 and December 31, 2000, deposits represented 90 percent of interest bearing liabilities while Federal Home Bank advances and other borrowings represented 10 percent of interest-bearing liabilities.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities totaled $2.2 million for the three months ended March 31, 2001. Net cash used by investing activities totaling $14.3 million consisted primarily of a $10.2 million increase in loans and a $4.0 million increase to the investment portfolio. The increase in loans and securities were funded by a $26.1 million increase in deposits. The increase in cash and cash equivalents for the year to date at March 31, 2001 was $13.2 million.

         Total stockholders' equity at March 31, 2001, was 8.53 percent of total assets compared to 8.88 percent at December 31, 2000. The decrease in the capital percentage is attributed to a $27 million increase in total assets since December 31, 2000.

         At March 31, 2001, WGNB Corp. was in compliance with various regulatory capital requirements administered by federal and state banking agencies. The following is a table representing WGNB Corp.'s consolidated Tier-1, tangible capital, and risk-based capital


                                                                   MARCH 31, 2001
                                    ----------------------------------------------------------------------------
                                    ACTUAL                       REQUIRED                    EXCESS
                                    AMOUNT          %             AMOUNT          %          AMOUNT         %
                                    -------       ------         --------       -----        -------      -----
Total capital (to risk-
      weighted assets)              $29,665       12.53%         $18,945        8.00%        $10,720      4.53%
Tier 1 capital (to risk-
      weighted assets)               26,519       11.20%           9,473        4.00%         17,046      7.20%
Tier 1 capital (to
      average assets)                 6,519        8.70%          12,187        4.00%         14,332      4.70%

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         There are no material, pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      Not applicable.

         (b)      Not applicable.

         (c) The Company issued the following securities during the quarter ended March 31, 2001 without registering the securities under the Securities Act, pursuant to the exemption provided in Section 4(2) thereof, as a transaction not involving a public offering:

                  Directors may elect to receive compensation for their services to the Company and the Bank in shares of Common Stock or cash. During the quarter ended March 31, 2001, certain directors of the Bank received 1,106 shares in payment of deferred director compensation for an aggregate consideration owed to them by the Bank of $25,438.

                  Options to purchase 14,490 shares of Common Stock were granted during the quarter to individuals pursuant to the Company's Incentive Stock Option Plan having a weighted average exercise price of $22.50. These options may be exercised anytime beginning five years from the date of grant and ending ten years from the date of grant at which point they expire. A total of 2,080 options were exercised in the first quarter of 2001, at a weighted average exercise price of $7.28.

         (d)      Not applicable.

         During the first quarter of 2001, the Company declared and paid quarterly cash dividends amounting to 13.25 cents per share. The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its 2001 annual meeting of shareholders on March 13, 2001. The shareholders were asked to elect L. Richard Plunkett, Thomas T. Richards, Oscar W. Roberts, III and Joe Whit Walker to serve as Class I directors on the Company's Board of Directors, each for a three-year term. Votes cast for and against the election of Messrs. Plunkett, Richards, Roberts and Walker were as follows:


         L. Richard Plunkett        -       2,154,114 for/ 0 against
         Thomas T. Richards         -       2,152,482 for/ 1632 against
         Oscar W. Roberts, III      -       2,152,114 for/ 0 against
         Joe Whit Walker            -       2,152,482 for/ 1632 against.

         There were no Broker non-votes or abstentions. The following persons also continue to serve as directors: W. T. Green, Jr., L.J. Joyner , R. David Perry, J. Thomas Vance, Charles M. Willis, Sr. (all Class II directors) and L. Leighton Alston, G. Woodfin Cole, Richard A. Duncan, Dr. Thomas E. Reeve, III and Frank T. Thomasson, III (all Class III directors).

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

(b)               Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   May 10, 2001


                                             WGNB CORP.


                                             By:      /s/ L. Leighton Alston
                                                -------------------------------
                                                L. Leighton Alston
                                                President and CEO


                                             By:      /s/ Steven J. Haack
                                                -------------------------------
                                                Steven J. Haack
                                                Treasurer
                                                Principal Financial Officer