Form 10QSB
period 2001-06-30
WGNB CORP
filed 2001-08-07
CIK 1115568

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended June 30, 2001

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from to

Commission file number: 000-30805

WGNB CORP.
(Exact name of small business issuer as specified in its charter)

Georgia	58-1640130
(State of Incorporation)	(I.R.S. Employer Identification No.)

201 Maple Street
P.O. Box 280
Carrollton, Georgia 30117
(Address of principal executive offices)

(770) 832-3557
(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]             No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at July 29, 2001

Common Stock, $1.25 par value	3,098,765

Transitional Small Business Disclosure Format: Yes [   ]             No [X]

Part I – Financial Information

Item 1. Financial Statements

     The unaudited financial statements of WGNB Corp. (the “Company”) are set forth on the following pages. All adjustments have been made which, in the opinion of management, are necessary in order to make the financial statements not misleading.

WGNB CORP.

Consolidated Balance Sheet

June 30, 2001
(unaudited)

Assets

Cash and due from banks, including reserve requirements of $100,000	$12,105,548

Federal funds sold	9,745,000

Cash and cash equivalents	21,850,548

Securities available for sale	43,686,817

Securities held to maturity	1,000,000

Loans, net	253,454,943

Premises and equipment, net	5,866,150

Accrued interest receivable	2,045,263

Other assets	3,467,674

$331,371,395

Liabilities and Stockholders’ Equity

Deposits:

Demand	$34,354,430

Interest bearing demand	96,557,737

Savings	7,959,228

Time	85,783,312

Time, over $100,000	39,424,345

Total deposits	264,079,052

Federal Home Loan Bank advances	35,000,000

Other borrowings	1,297,000

Accrued interest payable	1,876,497

Other liabilities	1,395,543

Total liabilities	303,648,092

Stockholders’ equity:

Common stock, $1.25 par value, 10,000,000 shares authorized; 3,098,765 shares issued and outstanding	3,873,456

Additional paid-in capital	844,820

Retained earnings	22,641,117

Accumulated comprehensive income	363,910

Total stockholders’ equity	27,723,303

$331,371,395

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Earnings

For the Three Months Ended June 30, 2001 and 2000
(unaudited)

	2001	2000

Interest income:

Interest and fees on loans	$6,027,733	4,984,970

Interest on federal funds sold	97,551	88,959

Interest on investment securities:

U.S. Government agencies	446,162	466,388

State, county and municipal	202,705	173,649

Other	57,997	38,253

Total interest income	6,832,148	5,752,219

Interest expense:

Interest on deposits:

Demand	740,234	667,936

Savings	61,587	60,072

Time	1,841,993	1,434,200

Interest on FHLB and other borrowings	468,092	274,195

Total interest expense	3,111,906	2,436,403

Net interest income	3,720,242	3,315,816

Provision for loan losses	228,000	50,000

Net interest income after provision for loan losses	3,492,242	3,265,816

Other income:

Service charges on deposit accounts	733,316	390,248

Miscellaneous	350,589	238,321

Total other income	1,083,905	628,569

Other expenses:

Salaries and employee benefits	1,576,687	1,328,713

Occupancy	367,426	347,147

Other operating	704,661	524,271

Total other expenses	2,648,774	2,200,131

Earnings before income taxes	1,927,373	1,694,254

Income taxes	673,401	591,279

Net earnings	$1,253,972	1,102,975

Basic earnings per share	$.40	.36

Diluted net earnings per share	$.40	.35

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Comprehensive Income

For the Three Months Ended June 30, 2001 and 2000
(unaudited)

	2001	2000

Net earnings	$1,253,972	1,102,975

Other comprehensive loss, net of tax:

Unrealized losses on investment securities available for sale:

Unrealized losses arising during the period	(164,756)	(40,045)

Associated benefit	57,665	14,016

Other comprehensive loss	(107,091)	(26,029)

Comprehensive income	$1,146,881	1,076,946

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Earnings

For the Six Months Ended June 30, 2001 and 2000
(unaudited)

	2001	2000

Interest income:

Interest and fees on loans	$11,786,656	9,676,209

Interest on federal funds sold	208,813	166,968

Interest on investment securities:

U.S. Government agencies	890,882	933,236

State, county and municipal	376,544	358,038

Other	114,284	80,052

Total interest income	13,377,179	11,214,503

Interest expense:

Interest on deposits:

Demand	1,525,115	1,286,460

Savings	118,831	118,405

Time	3,582,192	2,783,005

Interest on FHLB and other borrowings	882,234	511,099

Total interest expense	6,108,372	4,698,969

Net interest income	7,268,807	6,515,534

Provision for loan losses	454,500	100,000

Net interest income after provision for loan losses	6,814,307	6,415,534

Other income:

Service charges on deposit accounts	1,399,866	761,283

Miscellaneous	727,817	491,775

Total other income	2,127,683	1,253,058

Other expenses:

Salaries and employee benefits	3,051,541	2,621,734

Occupancy	745,251	710,330

Other operating	1,393,565	1,104,432

Total other expenses	5,190,357	4,436,496

Earnings before income taxes	3,751,633	3,232,096

Income taxes	1,308,204	1,132,114

Net earnings	$2,443,429	2,099,982

Net earnings per share	$.79	.68

Diluted net earnings per share	$.78	.67

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Comprehensive Income

For the Six Months Ended June 30, 2001 and 2000
(unaudited)

	2001	2000

Net earnings	$2,443,429	2,099,982

Other comprehensive income, net of tax:

Unrealized gains on investment securities available for sale:

Unrealized gains arising during the period	607,943	24,792

Associated taxes	(216,170)	(8,677)

Reclassification adjustment for gains	—	(8,936)

Associated benefit	—	3,128

Other comprehensive income	391,773	10,307

Comprehensive income	$2,835,202	2,110,289

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2001 and 2000
(unaudited)

	2001	2000

Cash flows from operating activities:

Net earnings	$2,443,429	2,099,982

Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation, amortization and accretion	380,378	371,282

Provision for loan losses	454,500	100,000

Provision for deferred income taxes	90,717	45,622

Loss on sale of securities available for sale	—	8,936

Change in:

Other assets	(438,273)	(592,466)

Other liabilities	582,915	875,318

Net cash provided by operating activities	3,513,666	2,908,674

Cash flows from investing activities:

Proceeds from sales of securities available for sale	—	560,380

Proceeds from maturities of securities available for sale	10,655,921	2,066,840

Purchases of securities available for sale	(13,784,725)	(2,286,470)

Net change in loans	(28,923,472)	(30,484,051)

Purchases of premises and equipment	(543,954)	(407,474)

Capital expenditures for other real estate	(137,881)	—

Proceeds from sales of other real estate	292,490	—

Net cash used by investing activities	(32,441,621)	(30,550,775)

Cash flows from financing activities:

Net change in deposits	30,268,189	8,454,193

Federal Home Loan Bank advances	10,000,000	5,000,000

Net change in federal funds purchased	(600,000)	6,169,055

Proceeds from other borrowings	132,000	125,000

Repayment of other borrowings	(135,000)	(50,000)

Dividends paid	(830,005)	(689,941)

Exercise of stock options	20,743	24,792

Retirement of common stock	(15,088)	(280,029)

Net cash provided by financing activities	38,840,839	18,753,070

Change in cash and cash equivalents	9,912,884	(8,889,031)

Cash and cash equivalents at beginning of period	11,937,664	20,065,644

Cash and cash equivalents at end of period	$21,850,548	11,176,613

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Cash Flows, continued

For the Six Months Ended June 30, 2001 and 2000
(unaudited)

	2001	2000

Supplemental disclosure of cash flow information:

Cash paid during the quarter for:

Interest	$6,066,936	4,426,679

Income taxes	1,438,838	1,193,939

Non-cash investing and financing activities:

Transfer of loans to other real estate	—	24,720

Change in unrealized gains on securities available for sale, net of tax	391,773	10,306

Change in dividends payable	25,481	19,240

Satisfaction of other liability with issuance of common stock	25,438	24,793

See accompanying notes to consolidated financial statements.

WGNB Corp.

Notes to Consolidated Financial Statements

June 30, 2001
(unaudited)

(1) Basis of Presentation

The consolidated financial statements include the accounts of WGNB Corp. (the “Company”) and its wholly-owned subsidiaries, West Georgia National Bank (the “Bank”) and West Georgia Credit Services, Inc. (the “Finance Company”). All significant inter-company accounts have been eliminated in consolidation. In some cases, certain prior period amounts have been reclassified to conform with current year presentation.

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company’s financial position as of June 30, 2001, and the results of its operations and its cash flows for the six-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with consolidated financial statements and the related notes and the report of independent accountants included in the Company’s filing on form 10-KSB which included the results of operations for the years ended December 31, 2000 and 1999.

(2) Net Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

Reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share for the periods ended June 30, 2001 and June 30, 2000 are as follows:

	For the six months ended June 30, 2001

			Earnings
	Net Earnings	Common Shares	per Share

Basic earnings per share	$2,443,429	3,096,889	$.79

Effect of dilutive securities – Stock Options	—	32,500	(.01)

Diluted earnings per share	$2,443,429	3,129,389	$.78

	For the six months ended June 30, 2000

			Earnings
	Net Earnings	Common Shares	per Share

Basic earnings per share	$2,099,982	3,101,942	$.68

Effect of dilutive securities – Stock Options	—	34,869	(.01)

Diluted earnings per share	$2,099,982	3,136,811	$.67

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Forward Looking Statements

     This Report may contain certain “forward-looking statements” including statements concerning plans, objectives, future events or performance and assumptions and other statements that are not statements of historical fact. The Company cautions readers that the following important factors, among others, could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Report: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company and its subsidiaries must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company’s organization, compensation and benefit plans; (iii) the effect on the Company’s competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; and (v) the effect of changes in the business cycle and downturns in local, regional or national economies. The Company cautions that the foregoing list of important factors is not exclusive.

Results of Operations

Overview

     Net earnings for the six months ended June 30, 2001 was $2.4 million, which represented an increase of $343,000 or 16 percent compared to the six months end June 30, 2001. Net earnings per diluted common share increased 16 percent from $.67 per share to $.78 per share when comparing the same two periods. Net earnings for the second quarter ended June 30, 2001 was $1.2 million compared to $1.1 million for the second quarter of 2000. The improved operating results are attributable to continued loan growth ($29.0 million since the beginning of 2001) and a continued increase in other non-interest income. The loan growth caused net interest income to increase by over $750,000 or 11.5 percent when comparing the first six months of 2001 with the same period in 2000. Other income attributable to service charges on deposit accounts increased by almost $639,000, an increase of 84 percent.

Net Interest Income

     For the first six months of 2001 compared to the same period in 2000, the increase in net interest income resulted from a $2.2 million or 19 percent increase in interest income and a $1.4 million or 30 percent increase in interest expense. Net interest income improved over $750,000 or 12 percent comparing the two six-month periods. The increase in interest income resulted from an increase in average year to date earning assets of $46 million and average year to date interest-bearing liabilities of $43 million. The Company’s net interest margin has actually decreased approximately 34 basis points from 5.43% at June 30, 2000 to 5.09% at June 30, 2001. The Bank is asset sensitive and when analyzing the net interest margin decrease one must keep in mind that the discount rate has declined 275 basis points in the last 7 months.

Non-Interest Income and Expense

     Non-interest income for the first six months of 2001 has increased $875,000 or 70 percent when compared to the first six months of 2000. Service charges on deposit accounts has increased $639,000 or 84 percent during 2001 compared to the first six months of 2000. This increase was due primarily to increased income from non-sufficient funds charges. The Bank implemented an overdraft protection program which pays a customer’s check that is presented as non-sufficient funds. Income from this service has increased 108% when measuring the two six-month periods. Miscellaneous other income includes residential mortgage loan origination fees as well as other fees, gains and losses. The decline in market interest rates has been beneficial to the Bank’s ability to generate mortgage loan origination fees. Mortgage loan origination fees for the first six months of 2001 have outpaced last year’s amount by 159 percent.

     Non-interest expense increased $754,000 or 17 percent in the first two quarters of 2001 compared to the same period in 2000. Salaries and employee benefits increased $430,000, a 16 percent increase over first six months of 2000. The increase is primarily due to additional staffing requirements for two new branches, increased commissions for mortgage originators, annual salary increases, increased group insurance costs and increased profit sharing accruals attributable to higher profits. The Bank increased its full time equivalent employee count from 115 in June of 2000 to 131 in June of 2001.

     Occupancy expenses increased $35,000 or 5 percent year to date from 2000 to 2001. This is attributable to a full six months of occupancy in the Bank’s Mirror Lake branch and the opening of its Douglasville branch. Other operating expenses increased $289,000. The increase in other operating expenses is attributable to fees associated with the bounce protection program and legal and other professional fees related to business development.

Income Taxes

     Income tax expense for the first six months was $1.3 million in 2001 compared to $1.1 in 2000. The effective tax rate for each of the periods ended June 30, 2001 and 2000 was 35 percent.

Provision and Allowance for Loan Losses

     The adequacy of the allowance for loan losses is determined through management’s informed judgment concerning the amount of risk inherent in the Company’s loan portfolio. This judgment is based on such factors as the change in levels of non-performing and past due loans, historical loan loss experience, borrowers’ financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions. The allowance for loan losses at June 30, 2001 was $3.4 million or 1.31 percent of total loans compared to $2.9 million or 1.28 percent of total loans at December 31, 2000. Management believes that the allowance for loan losses is adequate to absorb possible loss in the loan portfolio.

Non-Performing Assets and Past Due Loans

     Non-performing assets, comprised of real estate owned, non-accrual loans and loans for which payments are more than 90 days past due, totaled $1,356,000 at June 30, 2001 compared to $861,000 at June 30, 2000. Non-performing assets as a percentage of total loans and real estate owned at June 30, 2001 and June 30, 2000 were .5 percent and .4 percent, respectively.

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

Financial Condition

Overview

     Total assets were $331 million at June 30, 2001, an increase of $42.2 million or 14.6 percent from December 31, 2000, which equates to an annual growth rate of over 29 percent.

Assets and Funding

     At June 30, 2001 earning assets totaled $314 million, an increase of more than $41 million from December 31, 2000. The mix of interest earning assets has changed slightly since the beginning of 2001. Loans decreased to 81 percent and investment securities and federal funds increased to 19 percent of earning assets at June 30, 2001 compared to loans of 85 percent and investments and federal funds of 15 percent of earning assets and December 31, 2000. The primary reason for the change in the mix is an increase in federal funds resulting from proceeds of a Federal Home Loan Bank borrowing in the amount of $10 million in anticipation of future loan growth.

     At June 30, 2001, interest-bearing deposits increased $26.8 million compared to December 2000. Non-interest-bearing deposits increased $3.4 million in the first six months of 2001. Federal Home Loan Bank advances increased $10 million in the first half of 2001 and totaled $35 million at June 30, 2001. At June 30, 2001, deposits represented 86 percent of interest-bearing liabilities and other borrowings, including Federal Home Loan Bank advances, represented 14 percent.

Liquidity and Capital Resources

     Net cash provided by operating activities totaled $3.5 million for the six months ended June 30, 2001. Net cash used by investing activities totaling $32.4 million consisted primarily of a $28.9 million increase in loans outstanding. The loans were funded by a $30.3 million increase in deposits and a $10.0 million increase in Federal Home Loan Bank advances The net increase in cash and cash equivalents for the year to date at June 30, 2001 was $9.9 million.

     Total stockholders’ equity at June 30, 2001 was 8.37 percent of total assets compared to 8.88 percent at December 31, 2000. The decrease in the capital percentage is attributed to a $42 million increase in total assets since December 31, 2000. Primarily all asset growth was in loans.

     At June 30, 2001, WGNB Corp. was in compliance with various regulatory capital requirements administered by federal and state banking agencies. The following is a table representing WGNB Corp.’s consolidated Tier-1, tangible capital, and risk-based capital.

	June 30, 2001

	Actual		Required		Excess
	Amount	%	Amount	%	Amount	%

Total capital (to risk-weighted assets)	$30,723	12.01%	$20,472	8.00%	$10,251	4.01%

Tier 1 capital (to risk-weighted assets)	27,360	11.69%	10,236	4.00%	17,124	7.69%

Tier 1 capital (to average assets)	27,360	8.44%	12,967	4.00%	14,393	4.44%

Part II – Other Information

Item 1. Legal Proceedings

     There are no material, pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2. Changes in Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The Company issued the following securities during the quarter ended June 30, 2001 without registering the securities under the Securities Act, pursuant to the exemption provided in section 4(2) thereof, as a transaction not involving a public offering: a total of 780 options were exercised in the second quarter of 2001 at a weighted average exercise price of $7.25.

(d)	Not applicable.

     The declaration of dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)     The following documents are filed as part of this Report:

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-SB filed June 14, 2000 (the “Form 10-SB”)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Form 10-SB)

4.1	See exhibits 3.1 and 3.2 for provisions of Company’s Articles of Incorporation and Bylaws Defining the Rights of Shareholders

4.2	Specimen certificate representing shares of Common Stock (Incorporated by reference to Exhibit 4.2 to the Form 10-SB)

4.3	Rights Agreement dated as of February 12, 1997 between the Company and SunTrust Bank, Atlanta (Incorporated by reference to Exhibit 4.3 to the Form 10-SB)

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES

     Under the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 7, 2001

WGNB CORP

	By:	–s– L. Leighton Alston

L. Leighton Alston President and CEO (Duly authorized officer)

	By:	–s– Steven J. Haack

Steven J. Haack Treasurer (Principal financial officer)