Form 10QSB
period 2001-09-30
WGNB CORP
filed 2001-11-01
CIK 1115568

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended September 30, 2001

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from to

Commission file number: 000-30805

WGNB CORP.
(Exact name of small business issuer as specified in its charter)

Georgia (State of Incorporation)	58-1640130 (I.R.S. Employer Identification No.)

201 Maple Street
P.O. Box 280
Carrollton, Georgia 30117
(Address of principal executive offices)

(770) 832-3557
(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at October 31, 2001

Common Stock, $1.25 par value	3,098,165

Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

Part I – Financial Information

Item 1. Financial Statements

     The unaudited financial statements of WGNB Corp. (the “Company”) are set forth on the following pages. All adjustments have been made which, in the opinion of management, are necessary in order to make the financial statements not misleading.

WGNB CORP.

Consolidated Financial Statements

September 30, 2001

WGNB CORP.

Consolidated Balance Sheet

September 30, 2001
(unaudited)

Assets

Cash and cash due from banks, including reserve requirements of $100,000	$11,030,330

Federal funds sold	22,771,000

Cash and cash equivalents	33,801,330

Securities available for sale	46,576,506

Securities held to maturity	1,000,000

Loans, net	253,220,776

Premises and equipment, net	6,197,082

Accrued interest receivable	2,087,394

Other assets	3,602,576

$346,485,664

Liabilities and Stockholders’ Equity

Deposits:

Demand	$36,025,529

Interest bearing demand	100,743,446

Savings	8,164,721

Time	90,044,844

Time, over $100,000	42,349,967

Total deposits	277,328,507

Federal Home Loan Bank advances	35,000,000

Other borrowings	1,282,000

Accrued interest payable	2,102,602

Other liabilities	1,947,252

Total liabilities	317,660,361

Stockholders’ equity:

Common stock, $1.25 par value, 10,000,000 shares authorized; 3,098,165 shares issued and outstanding	3,872,706

Additional paid-in capital	832,054

Retained earnings	23,358,232

Accumulated comprehensive income	762,311

Total stockholders’ equity	28,825,303

$346,485,664

See accompanying notes to consolidated financial statements.

WGNB CORP.
Consolidated Statements of Earnings

For the Three and Nine Months Ended September 30, 2001 and 2000
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2001	2000	2001	2000

Interest income:

Interest and fees on loans	$5,867,061	5,551,588	17,653,717	15,227,797

Interest on federal funds sold	156,891	92,818	365,704	259,786

Interest on investment securities:

U.S. Government agencies	375,048	425,527	1,265,930	1,358,764

State, county and municipal	247,745	166,711	624,289	524,749

Other	60,103	49,992	174,387	130,043

Total interest income	6,706,848	6,286,636	20,084,027	17,501,139

Interest expense:

Interest on deposits:

Demand	623,506	689,124	2,148,621	1,975,586

Savings	54,031	60,376	172,862	178,781

Time	1,924,916	1,519,151	5,507,108	4,302,154

Interest on FHLB and other borrowings	541,028	487,811	1,423,262	998,910

Total interest expense	3,143,481	2,756,462	9,251,853	7,455,431

Net interest income	3,563,367	3,530,174	10,832,174	10,045,708

Provision for loan losses	228,000	150,000	682,500	250,000

Net interest income after provision for loan losses	3,335,367	3,380,174	10,149,674	9,795,708

Other income:

Service charges on deposit accounts	710,287	601,911	2,110,153	1,363,201

Miscellaneous	462,558	262,504	1,192,375	753,279

Total other income	1,172,845	864,415	3,302,528	2,116,480

Other expenses:

Salaries and employee benefits	1,635,963	1,362,687	4,687,504	3,984,421

Occupancy	412,246	373,346	1,157,497	1,083,676

Other operating	725,854	637,903	2,121,419	1,741,342

Total other expenses	2,774,063	2,373,936	7,966,420	6,809,439

Earnings before income taxes	1,734,149	1,870,653	5,485,782	5,102,749

Income taxes	583,291	699,386	1,891,495	1,831,500

Net earnings	$1,150,858	1,171,267	3,594,287	3,271,249

Basic earnings per share	$.37	.38	1.16	1.06

Diluted earnings per share	$.37	.37	1.15	1.04

See accompanying notes to consolidated financial statements.

WGNB CORP.
Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2001 and 2000
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2001	2000	2001	2000

Net earnings	$1,150,858	1,171,267	3,594,287	3,271,249

Other comprehensive income, net of tax:

Unrealized gains on investment Securities available for sale:

Unrealized gains arising during the period	634,932	720,249	1,237,660	727,343

Associated (taxes)	(222,226)	(252,087)	(433,181)	(254,570)

Reclassification adjustment for (gains) losses	(22,008)	107	(22,008)	8,870

Associated taxes (benefit)	7,703	(37)	7,703	(3,105)

Other comprehensive income	398,401	468,232	790,174	478,538

Comprehensive income	$1,519,259	1,639,499	4,384,461	3,749,787

See accompanying notes to consolidated financial statements.

WGNB CORP.
Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2001 and 2000

	2001	2000

Cash flows from operating activities:

Net earnings	$3,594,287	3,271,249

Adjustments to reconcile net earnings to net cash Provided by operating activities:

Depreciation, amortization and accretion	575,442	564,971

Provision for loan losses	682,500	250,000

Provision for deferred income taxes	90,717	55,919

Loss sale of securities available for sale	(22,008)	8,870

Gain on sale of premises and equipment	(3,140)	(15,027)

Gain on sale of other real estate	(5,287)	—

Change in:

Other assets	(1,006,861)	(1,161,272)

Other liabilities	1,360,729	1,617,083

Net cash provided by operating activities	5,266,379	4,591,793

Cash flows from investing activities:

Proceeds from sales of securities available for sale	1,080,000	560,520

Proceeds from maturities of securities available for sale	15,327,598	2,850,535

Purchases of securities available for sale	(21,809,858)	(2,286,470)

Net change in loans	(28,917,305)	(38,239,728)

Proceeds from sale of premises and equipment	11,342	31,428

Purchases of premises and equipment	(1,059,732)	(689,095)

Improvements to other real estate	(137,881)	—

Proceeds from sales of other real estate	475,088	24,744

Net cash used by investing activities	(35,030,748)	(37,748,066)

Cash flows from financing activities:

Net change in deposits	43,517,644	12,082,430

Federal Home Loan Bank advances	10,000,000	15,000,000

Federal Home Loan Bank advance repayment	(600,000)	—

Proceeds from other borrowings	777,000	420,000

Repayment of other borrowings	(795,000)	(270,000)

Dividends paid	(1,263,748)	(1,076,788)

Exercise of stock options	20,743	24,792

Retirement of common stock	(28,604)	(280,029)

Net cash provided by financing activities	51,628,035	25,900,405

Change in cash and cash equivalents	21,863,666	(7,255,868)

Cash and cash equivalents at beginning of period	11,937,664	20,065,644

Cash and cash equivalents at end of period	$33,801,330	12,809,776

See accompanying notes to consolidated financial statements.

WGNB CORP.
Consolidated Statements of Cash Flows, continued

For the Nine Months Ended September 30, 2001 and 2000

(unaudited)

	2001	2000

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$8,984,312	6,810,218

Income taxes	2,162,182	1,960,313

Non-cash investing and financing activities:

Transfer of loans to other real estate	—	88,918

Financed sales of other real estate	—	50,273

Change in unrealized gains on securities available for sale, net of tax	790,174	478,538

Change in dividends payable	30,708	54,834

Satisfaction of other liability with issuance of common stock	25,438	24,793

See accompanying notes to consolidated financial statements.

WGNB Corp.

Notes to Consolidated Financial Statements

NOTE (1) – BASIS OF PRESENTATION

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

     The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company’s financial position as of September 30, 2001, and the results of its operations and its cash flows for the nine-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with consolidated financial statements and the related notes and the report of independent accountants included in the Company’s filing on form 10-KSB which included the results of operations for the years ended December 31, 2000 and 1999.

NOTE (2) – NET EARNINGS PER SHARE

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

     Reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the periods ended September 30, 2001 and September 30, 2000 are as follows:

	For the nine months ended September 30, 2001

			Earnings
	Net Earnings	Common Shares	per Share
Basic earnings per share	$3,594,287	3,097,453	$1.16

Effect of dilutive securities – Stock Options	—	32,500	(.01)

Diluted earnings per share	$3,594,287	3,129,953	$1.15

	For the nine months ended September 30, 2000

			Earnings
	Net Earnings	Common Shares	per Share
Basic earnings per share	$3,271,249	3,099,700	$1.06

Effect of dilutive securities — Stock Options	—	34,933	(.02)

Diluted earnings per share	$3,271,249	3,134,633	$1.04

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

Results of Operations

Quarters and nine months ended September 30, 2001 and 2000

Overview

     Net earnings for the nine months ended September 30, 2001 was $3.6 million, or $1.15 per diluted share. This represents an increase of $323,038, or $.11 per diluted share, when compared to the nine months ended September 30, 2000. The percentage increase in net earnings from the period ended September 30, 2000 to September 30, 2001 was 9.9 percent and net earnings per diluted share increased 10.5 percent. The net earnings for the third quarter of 2001 were $1.15 million, or $.37 per diluted share, compared to $1.17 million, or $.37 per diluted share, for the third quarter of 2000.

     Precipitous downward interest rate movement during 2001 significantly decreased the Bank’s net interest margin in the third quarter and will likely continue to have an adverse impact on the Bank’s net interest margin and earnings for the remainder of the year. Non-interest income, however, continues to be positive, with fees attributable to refinancing of mortgages increasing over 200 percent when compared to 2000’s third quarter year-to-date amount.

Net Interest Income

     Net interest income for the first nine months of 2001 exceeded that of the first nine months of 2000 by $786,000, or 7.8 percent. However, the Company’s net interest margin percentage has decreased (on a year-to-date basis) from 5.42 percent as of September of 2000 to 4.90 percent as of September of 2001.

     Average year-to-date total earning assets have increased in excess of $48 million, or 19 percent, and average year-to-date total deposits and other borrowings have increased $45 million, or 19 percent, when comparing September 30, 2000 to the same period in 2001. At the same time, year-to-date interest income increased $2.6 million, or 15 percent, and year-to-date interest expense increased $1.8 million, or 24 percent, causing the year-to-date interest margin to decrease 52 basis points, or 9.6 percent. The discount rate has decreased 350 basis points since January 1, 2001 which directly impacts the Bank’s variable priced loans. Currently, the Bank’s earning assets are repricing disproportionately with interest-bearing liabilities due to the Bank’s limited ability to reprice liabilities in a competitive deposit market as the discount rate moves towards 2 percent.

Non-Interest Income and Expense

     Non-interest income for the first nine months of 2001 increased by $1.2 million, or 56 percent, when compared to the same period in 2000. The increase is primarily attributable to an increase of $775,000, or 66 percent, in service fees for non-sufficient funds on overdraft accounts and an increase of $340,000, or 205 percent, for brokerage fees applicable to origination of mortgages due to refinancing.

     Non-interest expense for the two, three-quarter periods ended September 30, 2000 and 2001 has increased by $1.15 million, or 17 percent. Salaries and employee benefits increased $703,000, or 18 percent. The increase of this line item is primarily attributable to costs of personnel added to open two branches in the Douglas County market. The $74,000, or 7 percent, increase in occupancy expense is also primarily related to the new Douglasville locations and some refurbishment that has taken place at the Bank’s main office, operations center, the Villa Rica branch and the First Tuesday Mall branch. Other operating expense has increased by $380,000, or 22 percent, when comparing the third quarters ended September 30, 2001 and 2000. The other operating expense increase is primarily attributable to $175,000 in program fees related to the Bank’s bounce protection program and $150,000 in legal and professional fees incurred in investigating business opportunities.

Income Taxes

     Income tax expense for the first nine months of 2001 was $1.9 million compared to $1.8 million in 2000 for the same period. The marginal tax rates for the years-to-date September 30, 2001 and 2000 were 34.5 percent and 35.9 percent, respectively.

Provision and Allowance for Possible Loan and Lease Losses

     The adequacy of the allowance for loan and lease losses is determined through management’s informed judgment concerning the amount of risk inherent in the Company’s loan and lease portfolios. This judgment is based on such factors as the change in levels of non-performing and past due loans and leases, historical loan loss experience, borrowers’ financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions. The allowance for loan and lease losses at September 30, 2001 was $3.5 million, or 1.36 percent, of total loans compared to $2.7 million, or 1.20 percent, at September 30, 2000. Management believes that the allowance for loan and lease is adequate to absorb possible loss in the loan portfolio. Management has increased the allowance as a percentage of outstanding loans due to uncertainty related to the national economy and its impact on the Company’s market area as well as a higher level of non-performing assets and classified loans.

Non-Performing Assets and Past Due Loans

     Non-performing assets, comprised of real estate owned, non-accrual loans and loans for which payments are more than 90 days past due, totaled $2.3 million at September 30, 2001 compared to $631,000 at September 30, 2000. Non-performing assets as a percentage of total loans and real estate owned at September 30, 2001 and September 30, 2000 were 0.9 percent and 0.3 percent, respectively.

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

Financial Condition

Overview

     Total assets were $346 million at September 30, 2001, an increase of $57 million, or 20 percent, from December 31, 2000. Total loans have grown $28.2 million, or 12.6 percent, cash and cash equivalents have grown $21.9 million, or 183.1 percent, and total deposits have grown $43.5 million, or 18.6 percent. The Company’s growth is attributable primarily to the changing economic climate as funds flow from the stock market back into financial institutions. The Bank’s loan production and demand, however, has slowed considerably since economic conditions were impacted by the events in early September 2001.

Assets and Funding

     At September 30, 2001 earning assets totaled $328 million, an increase of more than $57.3 million, or 19.8 percent, from December 31, 2000. In the third quarter of 2001, the balance sheet has become more liquid than it was on December 31, 2000. The earning asset mix has changed due to the liquid assets that accumulated on the balance sheet because of rapid deposit growth. At September 30, 2001, loans constituted 78 percent, federal funds constituted 7 percent and investment securities constituted 15 percent of total earning assets. At December 31, 2000, loans constituted 84 percent, federal funds constituted 0 percent and investment securities constituted 16 percent of the Company’s earning assets. The loan to deposit ratio was 92 percent and 98 percent as of September 30, 2001 and December 31, 2000, respectively.

     At September 30, 2000, interest-bearing deposits have increased $38.4 million, or 18.9 percent, compared to those at December 31, 2000. Non-interest-bearing deposits have increased $5.2 million, or 16.7 percent, through the third quarter of 2001 and totaled $36 million at September 30, 2001. Federal Home Loan Bank Advances have increased $10 million in the first nine months of 2001 and totaled $35 million at September 30, 2001. The advances are fixed rate with varying terms, calls and maturity dates. The average maturity of the advance portfolio is 3.7 years. At September 30, 2001, deposits represented 89 percent and advances constituted 11 percent of funding liabilities.

Liquidity and Capital Resources

     Net cash provided by operating activities totaled $5.3 million for the nine months ended September 30, 2001. Net cash used by investing activities totaled $35 million, consisting primarily of $28.9 million of loan funding and $6.1 million of net investment security purchases over maturities and calls. Net cash provided by financing activities was $51.6 million for the three quarters ended 2001. Most of the cash accumulated by financing activity was due to a net increase in deposits of $43.5 million and $10 million of Federal Home Loan Bank advances.

     Total stockholders’ equity at September 30, 2001 was 8.3 percent of total assets compared to 8.9 percent at December 31, 2000. The decrease in the capital percentage is attributed to a $57 million increase in total assets while total capital increased $3.1 million. At September 30, 2001, WGNB Corp. was in compliance with various regulatory capital requirements administered by federal and state banking agencies. The following is a table representing WGNB Corp.’s consolidated Tier-1, tangible capital and risked-based capital:

	September 30, 2001

	Actual		Required		Excess
	Amount	%	Amount	%	Amount	%

Total capital (to risk-weighted assets)	$31,578	12.17%	$20,759	8.00%	$10,819	4.17%

Tier I capital (to risk-weighted assets)	28,078	10.82%	10,379	4.00%	17,699	6.82%

Tier 1 capital (to average assets)	28,078	9.26%	13,641	4.00%	14,437	5.26%

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed as part of this Report:

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-SB filed June 14, 2000 (the “Form 10-SB”)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Form 10-SB)

4.1	See exhibits 3.1 and 3.2 for provisions of Company’s Articles of Incorporation and Bylaws Defining the Rights of Shareholders.

4.2	Specimen certificate representing shares of Common Stock (Incorporated by reference to Exhibit 4.2 to the Form 10-SB)

4.3	Rights Agreement dated as of February 12, 1997 between the Company and SunTrust Bank, Atlanta (Incorporated by reference to Exhibit 4.3 to the Form 10-SB)

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 1, 2001

WGNB CORP

By:

/s/ L. Leighton Alston

L. Leighton Alston President and CEO

By:	/s/ Steven J. Haack

Steven J. Haack Treasurer Principal Financial Officer