Form 10-K405
period 2001-12-31
WGNB CORP
filed 2002-03-11
CIK 1115568

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from to

Commission File No. 000-30805

WGNB CORP.
(Exact name of registrant as specified in its charter)

Georgia (State of incorporation)	58-1640130 (I.R.S. Employer Identification No.)

201 Maple Street P.O. Box 280 Carrollton, Georgia 30117 (Address of principal executive offices)	(770) 832-3557 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.25 par value
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of January 31, 2002 was approximately $ 39,926,486, based on a per share price of $25.25 (which is the average of the ask and bid price reported by the NASDAQ Stock Market) as of such date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the Registrant’s Common Stock have been excluded in that such persons may be deemed affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 4, 2002, there were 3,105,522 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

WGNB CORP.

2001 Form 10-K Annual Report

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the statements made in this Report and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as oral statements made by WGNB Corp. (the “Company”) or its officers, directors or employees, may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based on Management’s beliefs, current expectations, estimates and projections about the financial services industry, the economy and about the Company and the Bank in general. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions readers that the following important factors, among others, could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Report: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company or the Bank must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board; (iii) the effect of changes in the Company’s organization, compensation and benefit plans; (iv) the effect on the Company’s competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (v) the effect of changes in interest rates; and (vi) the effect of changes in the business cycle and downturns in local, regional or national economies. The Company cautions that the foregoing list of important factors is not exclusive.

Item 1. Business

General

     WGNB Corp. is a $350 million asset bank holding company headquartered in Carrollton, Georgia. The Company was organized as a business corporation under the laws of the State of Georgia in 1984 and is a registered bank holding company under the federal Bank Holding Company Act of 1956, as amended, and under the bank holding company laws of the State of Georgia. The Company conducts operations in western Georgia through its wholly-owned subsidiary, West Georgia National Bank (the “Bank”). The Bank was organized in 1946 as a national banking association under the federal banking laws of the United States. In 1997, the Company formed a non-bank subsidiary, West Georgia Credit Services, Inc. (the “Finance Company”), which conducts business as “Mortgage & Loan Solutions.” As of March 4, 2002, the Company had 3,105,522 issued and outstanding shares of common stock, $1.25 par value per share (the “Common Stock”), held by approximately 480 shareholders of record.

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

     The Bank’s main office is located in Carrollton, Georgia. The Bank operates a total of seven branches and six additional 24-hour ATM sites, located in Carroll and Douglas Counties in Georgia. In addition, the Bank operates two other branches in the city of Carrollton, two branches in Villa Rica and one branch in Bowdon, Georgia.

     As a convenience to its customers, the Bank offers at most of its branch locations Saturday banking hours, drive-thru teller windows and 24-hour automated teller machines. The Bank is a member of Honor, Cirrus and several other ATM networks of automated teller machines which permit Bank customers to perform monetary transactions in most cities throughout the southeast and other regions. The Bank also offers Internet banking services through its web site located at www.wgnb.com. Information included on the Bank’s web site is not a part of this Report.

     Deposit Services. The Bank offers a full range of deposit services including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from money market accounts to longer-term certificates of deposit. The accounts are all offered to the Bank’s market area at rates competitive to those offered in the area. All deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum allowed by law. In addition, the Bank has implemented service charge fee schedules competitive with other financial institutions in its market area covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

     As of December 31, 2001, the Bank had deposits of approximately $281 million, and approximately 25,700 deposit accounts. No material portion of the Bank’s deposits have been obtained from one or a few persons or entities (including federal, state and local governments and agencies), the loss of any one or more of which would have a materially adverse effect on the Bank.

     The following table sets forth the mix of depository accounts at the Bank as a percentage of total deposits at December 31, 2001.

Deposit Mix

At December 31, 2001

Non-interesting bearing demand	11.75%
NOW accounts and money market	39.02%
Savings	2.94%
Time Deposits
Under $100,000	31.50%
$100,000 and over	14.79%

100.00%

     Lending Services. The Bank’s lending business consists principally of making consumer loans to individuals and commercial loans to small and medium-sized businesses and professional concerns. In addition, the Bank makes secured real estate loans, including residential and commercial construction loans, and first and second mortgage loans for the acquisition or improvement of personal residences. As of December 31, 2001, the Bank had approximately $254 million in total loans outstanding, representing 72% of its total assets of approximately $350 million. The loan portfolio is made up of both fixed and adjustable rate loans. Approximately 66% of the Company’s total loan portfolio is fixed rate and 34% is adjustable rate as of December 31, 2001. No material portion of the Bank’s loans is concentrated within a single industry or group of related industries. The Bank is not dependent to any material degree upon any single borrower or a few principal borrowers. The loss of any individual borrower or of a few principal borrowers would not be likely to have a material adverse effect on the operations or earnings of the Bank.

     Real Estate Loans. Loans secured by real estate make up the primary component of the Bank’s loan portfolio, constituting approximately $208 million, or 82%, of the Bank’s total loans as of December 31, 2001.

     Approximately 64% of the real estate loans are fixed rate and 36% are adjustable rate. These loans consist of commercial real estate loans, construction and development loans, residential real estate loans and home equity loans. Real estate loans are collateralized by commercial and residential real estate in the Company’s primary and secondary market areas. The types of real estate that typically constitute collateral include primary and secondary residences for individuals, including multi-family projects, places of business, real estate for agricultural uses and undeveloped land.

     Commercial Loans. The Bank makes loans for commercial purposes in various industries resident to its market area. As of December 31, 2001, commercial loans constituted approximately $26 million, or 10% of the Bank’s total loans. Approximately 61% of commercial loans are fixed rate while 39% are adjustable. The typical commercial loan has a maturity of three years or less. Loans in this category exclude commercial loans secured by real estate. Commercial loans secured by real estate are included in the real estate category described above. The typical commercial loan has collateral such as equipment for business use and inventory and may include unsecured working capital lines.

     Consumer Loans. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans and lines of credit. As of December 31, 2001, the Bank held approximately $19 million of consumer loans, representing 8% of its total loans. Consumer loans are primarily fixed rate in nature with 96% of this loan category carrying fixed rates. These loans are typically collateralized by personal automobiles, recreational vehicles or household items and may include unsecured loans to individuals.

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

     Risks Associated with Lending Activities. Consumer and non-mortgage loans to individuals entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

     Commercial loans and loans secured by commercial and multi-family real estate properties are generally larger and involve greater degree of credit risk than one-to four-family residential mortgage loans. Because payments on these loans are often dependent on the successful operation of the business or management of the property, repayment of such loans may be subject to adverse conditions in the economy or real estate markets. It has been the Bank’s practice to underwrite such loans based on its analysis of the amount of cash flow generated by the business and the resulting ability of the borrower to meet its payment obligations. In addition, the Bank, in general, seeks to obtain a personal guarantee of the loan by the owner of the business and, under certain circumstances, seeks additional collateral.

     Construction loans are generally considered to involve a higher degree of credit risk than residential mortgage loans. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the security property’s value upon completion of construction as compared to the estimated costs of construction, including interest and fees. In addition, the Bank assumes certain risks associated with the borrower’s ability to complete construction in a timely and workmanlike manner. If the estimate of value proves to be inaccurate, or if construction is not performed timely or in a quality manner, the Bank may be confronted with a project which, when completed, has a value insufficient to assure full repayment or to advance funds beyond the amount originally committed to permit completion of the project.

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

     The loan policy includes a provision limiting all types of real estate loans to 75% of the total loan portfolio. Although, in aggregate, it accounts for a large portion of the loan portfolio, real estate lending has historically been the Company’s lowest loan loss category.

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

     Collateral is not considered a substitute for the borrower’s ability to repay. Collateral serves as a way to control the borrower and provide additional sources of repayment in the event of default. The quality and liquidity of the collateral are of paramount importance and must be confirmed before the loan is made. The Bank has loan to value and margin guidelines that are varied depending on the type of collateral offered. Loans secured by liquid assets and securities carry margins of 75% to 100% depending on the liquidity and price volatility of the asset. In general, loans to value on various types of real estate range from a high of 85% to a low of 60%. Installment loans, in general, require a loan to collateral value of at least 80%. In addition, there are limits on terms of repayment of loans for automobiles and related collateral which are dependent on the age of the asset. There are certain exceptions to the loan to value guidelines that are dependent on the overall creditworthiness of the borrower.

     Loan Approval. The Bank’s loan approval policies provide for various levels of officer lending authority. When the aggregate outstanding loans to a single borrower exceeds an individual officer’s lending authority, the loan request must be considered and approved by an officer with a higher lending limit or an officers’ loan committee (the “OLC”). Individual officers’ secured and unsecured lending limits range from $5,000 to $100,000, depending on seniority. The OLC, which consists of the president, executive vice president, two senior vice presidents and other lenders, has a lending limit of $300,000 for secured and $100,000 for unsecured loans. Loans between $300,000 and the Bank’s legal lending limit must be approved by an executive loan committee, which is made up of the CEO of the Company, the President of the Bank and six outside directors.

     Loan Review. The Bank has a comprehensive loan review process involving an independent loan review officer and lending officers. The loan review process is designed to promote early identification of credit quality problems. All loan officers are charged with the responsibility of rating their loans. The Bank’s independent loan review officer is charged with the responsibility of ensuring that all problem loans and all loan or line of credit relationships in excess of $350,000 are reviewed annually, with random sample checks on consumer loans and other loans less than $350,000. Additionally, the loan review officer monitors the loan rating system to ensure proper risk identification. The Bank’s risk identification process is also reviewed by its regulators and its independent auditors.

The Finance Company

     The Finance Company was established primarily for the purpose of diversifying revenue sources for the Company by offering consumer financing not traditionally offered by banks. The Finance Company makes consumer finance loans to individuals, which it holds in its own loan portfolio. The consumer finance loans consist of (a) loans to individuals in original principal amounts of less than $3,000 that are regulated under the Georgia Industrial Loan Act (“GILA”) or (b) loans to individuals in excess of $3,000 that are not regulated under GILA. As of December 31, 2001, the Finance Company contributed less than 1% of the total consolidated revenues for the Company.

Market Area

     The following statistical data is based on information contained in a report published by the State University of West Georgia Department of Economics dated October 30, 2001 and information published by the FDIC on its web site.

     The Bank’s primary market area includes all of Carroll County, Georgia and the western portion of Douglas County, Georgia. Approximately 97% of the Bank’s customers reside in Carroll County, although it attracts some loan business from neighboring Douglas and Paulding Counties. The Bank’s secondary market area includes the Georgia counties of Paulding, Douglas, Heard, and Haralson, and the Alabama counties of Clebourne and Randolph. Carroll County is located approximately 45 miles southwest of Atlanta and 90 miles east of Birmingham, Alabama. Carroll County’s major industries include manufacturing, wholesale trade, food processing, paper and lumber products, construction and health services. The State University of West Georgia, which serves more than 8,000 students, and Tanner Medical Center are located in Carrollton, which is the county seat and the location of the Bank’s main office.

     Carroll County’s population has grown steadily but relatively slowly when compared to some metro Atlanta counties, reflecting an average annual growth rate of 2.0% from 1990 to 2000. Its growth rate is also lower than that for the State of Georgia. Out of 159 Georgia counties, Carroll County ranks 29th in land area and 23rd in population. The unemployment rate for Carroll County in June 2001 was 5.9% which was above the State unemployment’s rate of 3.9%. Per capita income for 1999 in Carroll County was $20,031, which was 77% of the average for the state as a whole and 74% of the national average. Carroll County’s personal income of $1.78 billion in 1999 ranked 25th in Georgia’s counties.

     Housing activity in 2000 in Carroll County reached record levels. A total of 1,856 housing units, 1,650 single family and 206 multi-family units were permitted in 2000. Residential construction helped construction employment increase by 11.2% in 2000, adding 204 jobs. Despite slower job growth in Carroll, permit data for the first three quarters of 2001 indicated noteworthy growth in residential construction. Through August 2001, 978 single-family permits were issued, compared to 857 for the same period in 2000 with communities near I-20 reflecting the greatest share of the residential construction activity in 2001. One of the fastest growing sectors in Carroll County is wholesale trade where employment increased by 150 jobs in 2000. Additional gains in distribution employment are anticipated with the addition of new distribution centers opened by Walmart.com and King Provisions, a subsidiary of Burger King.

     Douglasville, in neighboring Douglas County, has been experiencing a surge of new retail activity primarily centered near Arbor Place Mall. Douglas County’s largest employer sector is retail trade. During the decade of the 1990’s, Douglas County’s population increased by 29.6% which compares to the state growth rate of

26.4%. Douglas County’s unemployment rate in August 2001 was 2.6%. Single-family housing activity has been extremely strong in Douglas in 2001. A total of 845 single family permits were issued in the first eight months of 2001 compared to 533 in the same period of 2000.

     Hiram, in neighboring Paulding County, has similarly experienced a significant increase in retail activity, particularly at the intersection of Georgia Highway 92 and U.S. Highway 278 where the Finance Company is located.

     Carroll County continues to be the largest deposit base county in its market area with Douglas County to its east and Paulding County to its north emerging as deposit growth areas. The compound annual growth rate for deposits at financial institutions in Carroll County for the years 1993-2001 was 6.1%. The amount of total deposits in Carroll County was approximately $1.06 billion at June 30, 2001, compared to total deposits of approximately $710 million at June 30, 1993. Douglas County had the second largest deposit base in its market area with $769 million, with Paulding County coming in third with $516 million, at June 30, 2001. The Bank held a market share of 24.4% of total deposits in Carroll County at June 30, 2001 representing the largest deposit market share for any financial institution located in Carroll County.

     Significant development has taken place in the western Georgia area along the I-20 West corridor. The development of communities west of metro Atlanta along I-20 such as Douglasville and westward toward the city of Villa Rica will have an impact on the Company’s primary and secondary market areas. Retail developments such as Arbor Place Mall and additional retail establishments in the Chapel Hill area of Douglas County along with large residential developments such as Chapel Hill Country Club, Bear Creek, New Manchester and Mirror Lake are anticipated to have a continuing economic impact on the West Georgia area including North Carroll County.

     All of the Company’s market area have been effected by the downturn in the national economy. Even before the September 11th tragedy, evidence suggested unemployment was on the rise in all counties in the Company’s market area. Retail trade and business expansion is likely to be effected by the downturn. Inventories of single-family homes are increasing with the upscale home market experiencing particularly hard times. Retail sales were down in 2001 as evidenced by a 15% reduction in sales tax collections in Georgia.

     The Bank’s percentage loan growth, a good indicator of business expansion, slowed in 2001 when compared to 2000. Total loans grew by only 11.1% or $25 million in 2001 compared to 23.6% or $44 million in 2000. The Bank has recently opened two branches in Douglas County. In September of 2000, the Bank opened a branch in an area known as Mirror Lake, which is located two miles north of I-20 between the cities of Douglasville and Villa Rica near western Douglas County and northern Carroll County. In its 16 months of existence, the Mirror Lake branch has grown $31 million in loans ($12 million by transfer from the Bank’s Villa Rica branch) and $6 million in deposits. The Bank has also expanded into Douglasville in Douglas County with a branch on Highway 5 near Douglas Boulevard, a major retail trade area. The Douglasville branch has grown $10 million in loans and $6 million in deposits since it opened in June of 2001.

     The Bank’s Main Office in Carrollton, Carroll County, grew by $19 million or 18% in loans and $13 million or 8.9% in deposits in 2000. By contrast, the Main Office decreased by $2 million in loans and grew by $23 million or 14% in deposits in 2001. What impact the local economy will have on loan and deposit production and the collectability of loans is not readily apparent. Should interest rates remain low or decline further, the Bank’s interest margin would be adversely affected.

Competition

     The Bank and the Finance Company operate in a competitive environment, competing for deposits and/or loans with commercial banks, thrifts and other financial entities. Principal competitors include other community commercial banks (such as Community First Bank, CB&T of West Georgia, Regions Bank, Peoples Bank of West Georgia and Hometown Bank of Villa Rica) and larger institutions with branches in the Bank’s market area (such as Bank of America, SunTrust Bank and SouthTrust Bank). Numerous mergers and consolidations involving banks in the Bank’s market area have occurred recently, requiring the Bank to compete with banks with greater resources. Two recent mergers that have affected the Bank’s market area are the Community First Bank merger with BB&T which closed in December, 2001 and the Peoples Bank of West Georgia merger with United Community Bank which closed in September, 2001. West Georgia National Bank is now the largest independent bank in Carroll County.

     The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. Many of the financial institutions operating in the Bank’s market area offer services such as trust, investment and international banking, which the Bank does not offer, and have greater financial resources or have substantially higher lending limits than do the Bank or Finance Company.

     To compete with other financial services providers, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customers’ needs. Management believes that the Bank has an opportunity to establish business ties with customers who have been displaced by the consolidations and desire to forge banking relationships with locally owned and managed institutions.

     The Bank offers many personalized services and attracts customers by being responsive and sensitive to the needs of the community. The Bank relies not only on the goodwill and referrals of satisfied customers, as well as traditional media advertising to attract new customers, but also on individuals who develop new relationships to build the customer base of the Bank. To enhance the Bank’s image in the community, the Bank supports and participates in many events. Employees, officers and directors represent the Bank on many boards and local civic and charitable organizations.

Employees

     As of December 31, 2001, the Bank had 133 full time equivalent employees and the Finance Company had two full time employees none of whom is a party to a collective bargaining agreement. Certain executive officers of the Bank and Finance Company also serve as the officers of the Company (which does not have compensated employees). The Company believes that both the Bank and Finance Company enjoy satisfactory relations with their respective employees.

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

Supervision and Regulation

     The Company and its subsidiaries are extensively regulated under federal and state law. These laws and regulations generally are intended to protect depositors, not shareholders. The following is a summary description of certain provisions of certain laws which affect the regulation of bank holding companies and banks. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company and its subsidiaries. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and following with the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), numerous additional regulatory requirements have been placed on the banking industry in the past ten years, and additional changes have been proposed. The banking industry has also changed significantly as a result of the passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”) and the Financial Services Modernization Act of 1999. The Company’s operations may be affected by legislative changes and the policies of various regulatory authorities and the Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future.

The Company

     The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHCA”). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company’s and the Bank’s activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     Investments, Control and Activities. With certain limited exceptions, the BHCA requires every bank holding company to obtain prior approval of the Federal Reserve:

•	to acquire the ownership or control of more than 5% of any class of voting stock of any bank not already controlled by it;

•	for it or any subsidiary (other than a bank) to acquire all or substantially all of the assets of a bank; and

•	to merge or consolidate with any other bank holding company.

     In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring “control” of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the Company has registered securities under Section 12 of the Exchange Act or no other person will own a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenge of the rebuttable control presumption.

     The BHCA further provides that the Federal Reserve may not approve any transaction that would result in a monopoly, or the effect of which may be substantially to lessen competition in any section of the country, or that in any other manner would be in restraint of trade, unless the transaction’s anticompetitive effects are clearly outweighed by the public interest. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served.

     Bank holding companies generally are also prohibited under the BHCA from engaging in non-banking activities or from acquiring direct or indirect control of any company engaged in non-banking activities. However, the Federal Reserve may permit bank holding companies to engage in certain types of non-banking activities determined by the Federal Reserve to be closely related to banking or managing or controlling banks. Activities determined by the Federal Reserve to fall under this category include:

•	making or servicing loans and certain leases;

•	providing certain data processing services;

•	acting as a fiduciary or investment or financial advisor,

•	providing discount brokerage services;

•	underwriting bank eligible securities; and

•	making investments designed to promote community welfare.

     Subsidiary banks of a bank holding company are subject to certain restrictions on extensions of credit to the bank holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company’s ability to obtain funds from the Bank for its cash needs, including funds for the payment of dividends, interest and operating expenses. Further, federal law prohibits a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or the furnishing of services. For example, the Bank may not generally require a customer to obtain other services from it or the Company, and may not require that a customer promise not to obtain other services from a competitor as a condition to an extension of credit to the customer.

     Financial Services Modernization Act. On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act of 1999, known as the Financial Services Modernization Act of 1999, which repeals many of the restrictions on the activities of banks and bank holding companies. The law establishes two new structures — “financial holding companies” and “financial subsidiaries” — that enable qualifying bank holding companies and banks to provide a wide variety of financial services that formerly could be performed only by insurance companies and securities firms. The law also permits bank affiliations with insurance and securities firms. At this time, the Company does not intend to seek qualification to enter into these additional financial services areas.

     Source of Strength; Cross-Guarantee. Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to its bank subsidiaries and to commit resources to support these subsidiaries. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. Under these provisions, a bank holding company may be required to loan money to its subsidiary banks in the form of capital notes or other instruments which qualify for capital under regulatory rules. Under the BHCA, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition. The Bank may be required to indemnify, or cross-guarantee, the FDIC against losses it incurs with respect to any other bank controlled by the Company, which in effect makes the Company’s equity investments in healthy bank subsidiaries available to the FDIC to assist any failing or failed bank subsidiary of the Company.

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

The Bank

     As a national bank, the Bank is subject to the supervision and examination by the Office of the Comptroller of the Currency (the “OCC”). Deposits in the Bank are insured by the FDIC up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules). The OCC and the FDIC regulate or monitor all areas of the Bank’s commercial banking operations, including security devices and procedures, adequacy of capitalization and loan loss reserves, loans, investments, borrowings, deposits, mergers, consolidations, reorganizations, issuance of securities, payment of dividends, interest rates, establishment of branches, and other aspects of its operations. The OCC requires the Bank to maintain certain capital ratios and imposes limitations on the Bank’s aggregate investment in real estate, bank premises and furniture and fixtures. The Bank is currently required by the OCC to prepare quarterly reports on the Bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with minimum standards and procedures prescribed by the OCC.

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

     Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC or any other appropriate federal agency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could pose additional requirements and limitations on the bank. The Bank was examined for CRA compliance in March, 1997 and received a CRA rating of “outstanding.”

     Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to Georgia usury laws and certain federal laws concerning interest rates. The Bank’s loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services. The Bank’s commercial transactions are also subject to the provisions of Georgia law governing such transactions as they appear in non-banking commercial activities. These laws include the Uniform Commercial Code and other provisions of The Georgia Code Annotated.

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

Dividends

     The Company is a legal entity separate and distinct from the Bank. The principal source of cash flow for the Company is dividends from the Bank. The amount of dividends that may be paid by the Bank to the Company depends on the Bank’s earnings and capital position and is limited by various statutory and regulatory limitations. In addition, the Federal Reserve has stated that bank holding companies should refrain from or limit dividend increases or reduce or eliminate dividends under circumstances in which the bank holding company fails to meet minimum capital requirements or in which its earnings are impaired.

     As a national bank, the Bank may not pay dividends from its paid-in-capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. Under FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. See Capital Adequacy.

     As discussed below, additional capital requirements imposed by the OCC may limit the Bank’s ability to pay dividends to the Company. The Bank paid dividends in the amount of $1,954,304 to the Company during 2001. Under the OCC guidelines, at December 31, 2001, the Bank was permitted to pay the Company dividends of up to $4,941,000.

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

Capital Adequacy

     Federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to:

•	make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies;

•	account for off-balance sheet exposure; and

•	minimize disincentives for holding liquid assets.

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

     The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based Total Capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Bank holding companies controlling financial institutions can be called upon to boost the institution’s capital and to partially guarantee the institution’s performance under their capital restoration plans. Tier 1 capital includes shareholders’ equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangible assets and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate-term preferred stock and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

     Under the guidelines, banks’ and bank holding companies’ assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

     Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business.

     The Federal Reserve also has implemented a leverage ratio, which is Tier 1 capital as a percentage of average total assets less intangible assets, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The Federal Reserve has established a minimum 3% leverage ratio of Tier 1 capital to total assets for the most highly rated bank holding companies and insured banks. All other bank holding companies and insured banks will be required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The tangible Tier 1 Leverage ratio is the ratio of a banking organization’s Tier 1 capital, less all intangibles, to total assets, less all intangibles.

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

     Under FDICIA, regulators must take prompt corrective action against depository institutions that do not meet minimum capital requirements. FDICIA and the related regulations establish five capital categories as shown in the following table:

	Total Risk-	Tier I Risk-	Tier I
Classification	Based Capital	Based Capital	Leverage

Well Capitalized (1)	10%	6%	5%
Adequately Capitalized (1)	8%	4%	4	%(2)
Undercapitalized (3)	<8%	<4%	<4%
Significantly Undercapitalized (3)	<6%	<3%	<3%
Critically Undercapitalized (3)	—	—	<2%

(1)	An institution must meet all three minimums.

(2)	3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.

(3)	An institution is classified as undercapitalized if it is below the specified capital level for any of the three capital measures.

     A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives a less than satisfactory examination rating in any one of four categories. As a depository institution moves downward through the capitalization categories, the degree of regulatory scrutiny will increase and the permitted activities of the institution will decrease. Action may be taken by a depository institution’s primary federal regulator against an institution that falls into one of the three undercapitalized categories, including the requirement of filing a capital plan with the institution’s primary federal regulator, prohibition on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring. Other restrictions may be imposed on the institution either by its primary federal regulator or by the FDIC, including requirements to raise additional capital, sell assets, or sell the institution.

     As of the date of this Report, the Company and the Bank are both considered to be well capitalized according to their regulatory capital requirements. See Footnote 9 of the Notes to Financial Statements for additional details.

Interstate Banking and Branching Restrictions

     Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), effective September 29, 1995, an adequately capitalized and adequately managed bank holding company may acquire a bank across state lines, without regard to whether such acquisition is permissible under state law. A bank holding company is considered to be “adequately capitalized” if it meets all applicable federal regulatory capital standards.

     While the Riegle-Neal Act precludes a state from entirely insulating its banks from acquisition by an out-of-state holding company, a state may still provide that a bank may not be acquired by an out-of-state company unless the bank has been in existence for a specified number of years, not to exceed five years. Additionally, the Federal Reserve may not approve an interstate acquisition which would result in the acquirer’s controlling more than 10% of the total amount of deposits of insured depository institutions in the United States with 30% or more of the deposits in the home state of the target bank. A state may waive the 30% limit based on criteria that does not discriminate against out-of-state institutions. The limitations do not apply to the initial entry into a state by a bank holding company unless the state has a deposit concentration cap that applies on a nondiscriminatory basis to in-state or out- of-state bank holding companies making an initial acquisition.

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

Privacy

     Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

Anti-Terrorism Legislation

     In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps—

•	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

•	to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•	to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

•	to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

     Under the USA PATRIOT Act, financial institutions have 180 days from enactment (or until April 25, 2002) to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

•	the development of internal policies, procedures, and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.

     Before the 180-day grace period expires, the Secretary of the Treasury will prescribe regulations that consider the extent to which these new requirements are commensurate with the size, location, and activities of financial institutions subject to the Act.

     In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above.

Proposed Legislation and Regulatory Action

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions operating in the United States. The Company cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which its business may be affected by any new regulation or statute.

Effect of Governmental Monetary Polices

     The earnings of the Company are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

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

Item 2. Properties

     The Company and the Bank’s main office is located at 201 Maple Street in Carrollton, Georgia near the city’s downtown square at the intersection of Georgia Highway 16 and U.S. Highway 27. The Bank has two other locations within the city limits of Carrollton. The First Tuesday Mall office is located at 1004 Bankhead Highway and the Motor office is located at 314 Newnan Street. In addition, the Bank has two other locations in Carroll County, one located at 725 Bankhead Highway, Villa Rica, Georgia and another located at 205 East College Street, Bowdon, Georgia. All locations are typical of branch banking facilities located throughout the United States. All except the Motor office are full service locations. The Motor office provides primarily teller and ATM transactions and does not originate loans. The Bank received approval on May 18, 2000 to open a branch in western Douglas County in an area known as Mirror Lake. The Mirror Lake office opened in September, 2000. This office is currently a modular branch which will serve as a temporary site until a permanent structure is built. The Bank owns a 1.5 acre parcel in the Mirror Lake area on which it plans to construct its permanent facility. The Bank also received approval on April 5, 2001 to open a branch in Douglas County at 9557 Highway 5 in Douglasville. The Douglasville office opened in June, 2001.

     The Bank’s main office, operations center and related parking are located on approximately 2.5 acres. The main office is a two-story building with a total of approximately 19,100 square feet housing its lobby, retail offices, administrative and executive offices. The operations center is a two-story building with a total of approximately 12,200 square feet housing a computer room, administrative offices and storage facilities. The branch offices (with the exception of the Motor office and the Mirror Lake office which are approximately 700 and 1200 square feet, respectively) are typical of other banking facilities and are approximately 5,000 square feet in size. Each branch location has an ATM machine that is either walk-up or drive-up. The Motor office, Mirror Lake, and Douglasville offices are leased facilities. All of the other office facilities are owned. The Bank also operates six additional ATM machines on leased properties located throughout the Carrollton and Villa Rica area.

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

PART II

Item 5. Market for the Common Equity and Related Shareholder Matters

Market Information

     Approximately 480 shareholders of record held the Common Stock as of February 5, 2002. Until January 17, 2002, the date the Common Stock commenced trading on the NASDAQ SmallCap Market System, the Common Stock was traded in the over-the-counter market and was quoted on the OTC Bulletin Board under trading symbol “WGNB”. Set forth below are the high and low bid prices (which reflect prices between dealers and do not include retail markup, markdown or commission and may not represent actual transactions) for each full quarterly period during 2000 and 2001, as reported by the National Quotation Bureau and with a limited volume of trading.

Price Range
Per Share

		Low	High	Dividends Paid Per Share

2000:
	First Quarter	$20.00	$26.00	$0.1100
	Second Quarter	22.50	26.00	0.1125
	Third Quarter	23.00	26.00	0.1250
	Fourth Quarter	17.63	24.50	0.1275
2001:
	First Quarter	$17.63	$23.00	$0.1325
	Second Quarter	16.00	28.00	0.1350
	Third Quarter	18.50	28.00	0.1400
	Fourth Quarter	16.00	26.00	0.1425

Recent Sales of Unregistered Securities

     The Company issued the following securities during the year ended December 31, 2001 without registering the securities under the Securities Act:

     Directors may elect to receive compensation for their services to the Company and the Bank in shares of Common Stock or cash. During 2001, certain directors of the Bank received 1,106 shares in payment of deferred director compensation for an aggregate consideration owed to them by the Bank of $25,438. The sale of the shares was exempt from registration under the Securities Act, pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

     Options to purchase 14,490 shares of Common Stock were granted in 2001 to six individuals pursuant to the Company’s Incentive Stock Option Plan having a weighted average exercise price of $22.50. These options may be exercised anytime beginning five years from the date of grant and ending ten years from the date of grant at which point they expire. A total of 6,260 options were exercised in 2001 at a weighted average exercise price of $7.59. The Company believes that the grant of options and the exercise thereof was exempt from registration under Section 4(2) of the Securities Act.

Dividends

     The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements. See “Supervision and Regulation — Dividends.”

Item 6. Selected Financial Data

     The selected consolidated financial data of the Company for and as of the end of each of the periods indicated in the five-year period ended December 31, 2001 have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company, including the notes to those consolidated financial statements contained elsewhere in this report.

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share data)
For the Year:
Total Interest Income	$26,548	$24,049	$19,883	$18,922	$16,680
Total Interest Expense	12,069	10,356	7,968	7,804	6,660
Net Interest Income	14,479	13,692	11,916	11,118	10,020
Provision for Loan Losses	910	509	303	495	477
Net Interest Income After Provision for Loan Losses	13,569	13,184	11,612	10,623	9,543
Total Other Income	4,550	2,991	1,931	1,808	1,526
Total Other Expense	10,859	9,283	7,993	7,198	6,571
Earnings Before Income Taxes	7,260	6,892	5,551	5,233	4,498
Income Taxes	2,471	2,487	1,995	1,835	1,271
Net earnings	4,789	4,404	3,556	3,398	3,227
Per Share Data:
Net earnings	1.55	1.42	1.14	1.08	1.02
Diluted net earnings	1.52	1.41	1.13	1.07	1.01
Cash dividends declared	.55	.48	.42	.37	.29
Book value	9.42	8.30	7.08	6.98	6.33
Tangible book value	9.42	8.30	7.08	6.98	6.33
At Year End:
Total loans	253,805	228,467	184,795	161,916	149,488
Earning assets	331,690	272,512	233,950	208,044	185,698
Assets	350,222	289,112	254,035	224,185	198,358
Total deposits	280,531	233,811	214,805	192,922	174,548
Stockholders’ equity	29,204	25,687	21,923	21,911	20,088
Common shares outstanding	3,100,355	3,095,455	3,105,394	3,138,030	3,170,948
Average Balances:
Loans	248,863	210,127	172,628	158,809	141,734
Earning assets	310,027	259,736	223,091	201,851	177,926
Assets	326,653	276,719	240,154	216,812	191,114
Deposits	263,668	224,220	206,497	185,805	169,312
Stockholders’ equity	27,986	23,700	21,850	21,138	18,991
Weighted average shares outstanding	3,098,067	3,098,419	3,113,014	3,154,660	3,171,402
Key Performance Ratios:
Return on average assets	1.47%	1.59%	1.48%	1.57%	1.69%
Return on average equity	17.11%	18.58%	16.27%	16.08%	16.99%
Net interest margin, taxable equivalent	4.84%	5.44%	5.49%	5.63%	5.75%
Dividend payout ratio	35.48%	33.80%	36.33%	34.34%	28.75%
Average equity to average assets	8.57%	8.56%	9.10%	9.75%	9.94%
Average loans to average deposits	94.39%	93.71%	83.60%	85.47%	83.71%
Overhead ratio	57.07%	55.64%	57.72%	55.69%	56.91%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The purpose of the following discussion is to address information relating to the financial condition and results of operations of the Company that may not be readily apparent from a review of the consolidated financial statements and notes thereto, which begin on page F-1 of this Report. This discussion should be read in conjunction with information provided in the Company’s consolidated financial statements and accompanying footnotes.

EARNINGS OVERVIEW

For the Years Ended December 31, 2001, 2000 and 1999

     The Company reported earnings of $4.8 million in 2001, $4.4 million in 2000 and $3.6 million in 1999, representing an increase of 8.7% between fiscal years 2000 and 2001 and an increase of 23.8% between fiscal years 1999 and 2000. The increases over the three fiscal years are primarily attributable to the Bank’s continued loan growth, higher non-interest income and only minimal increases in non-interest expense. Net earnings per share on a fully diluted basis was $1.52 for 2001, $1.41 for 2000 and $1.13 for 1999, representing an increase of 7.8% between fiscal years 2000 and 2001 and 24.8% between fiscal years 1999 and 2000. Return on average assets and return on average shareholders’ equity for 2001 was 1.47% and 17.11%, respectively, compared with 1.59% and 18.58%, respectively, for 2000, and 1.48% and 16.27%, respectively, for 1999.

Net Interest Income

     The Company’s operational results primarily depend on the earnings of the Bank. The Bank’s earnings depend, to a large degree, on net interest income. Net interest income is defined as the difference between the interest income received from its investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense on deposits and other borrowings. The following discussion and analysis of net interest margin assumes and is stated on a tax equivalent basis. That is, non-taxable interest is restated at its taxable equivalent rate.

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

     Net interest income increased by $787 thousand (or 5.7%) in 2001 from 2000, and by $1.8 million (or 14.9%) in 2000 from 1999. Net interest income at December 31, 2001, was $14.5 million compared to $13.7 million in 2000 and $11.9 million in 1999. The net interest margin on interest earning assets was 4.84% in 2001, 5.44% in 2000 and 5.49% in 1999. The decrease in the margin between 2000 and 2001 is primarily due to the rapid decline in the prime and discount rates during 2001 as assets repriced more quickly than funding sources. Those benchmark rates declined 475 basis points in ten months.

     The Bank’s balance sheet has traditionally been slightly liability sensitive. That is, its liabilities re-price faster than its assets, because of its high percentage of transaction accounts. Therefore, in a rising rate environment the Bank’s interest margin tends to narrow whereas in a falling rate environment the Bank’s interest margin tends to widen. However, when rates fall rapidly and drastically, the Bank’s cost of funds hit a floor. For instance, if the Bank was paying 2.5% on a NOW checking account, 3.0% on a savings account and 3.5% on a money market account and rates decrease 475 basis points, the NOW, savings and money market rate can only fall a fraction of that amount. Additionally, a large percentage of time deposits are unable to decline quickly because the greatest share mature in one year or longer.

     The net result is that the Bank’s interest margin narrows since the yield on earning assets has further to fall than the cost of funds. The Bank’s Management, through its asset liability management process, attempts to manage its interest sensitivity position. However, no balance sheet management technique can completely shield the Bank’s margin from a precipitous interest rate move.

     The cost of interest-bearing liabilities was 4.59% for 2001, 4.80% for 2000 and 4.29% for 1999, representing a decrease of 21 basis points between fiscal 2000 and 2001, and an increase of 51 basis points between fiscal 1999 and 2000. If one considers the yield on interest-bearing assets of 8.74% for 2001, 9.42% for 2000 and 9.07% for 1999, the impact of decreasing rates on asset yields has been more pronounced than costs. Yields between 2000 and 2001 have decreased 68 basis points as opposed to an increase of 35 basis points between 1999 and 2000. Comparing net interest margins of 4.84% for 2001, 5.44% for 2000 and 5.49%, one can clearly identify the impact on net interest margin as rates declined 475 basis points over the last ten months of 2001.

     The following table shows, for the past three years, the relationship between interest income and interest expense and the average daily balances of interest-earning assets and interest-bearing liabilities:

Table 1
Average Consolidated Balance Sheets and Net Interest Analysis

	For the Years Ended December 31,
	(in thousands)
	2001			2000			1999

			Yield/			Yield/			Yield/
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate

Assets:
Interest earnings assets:
Investments:
Federal funds sold	$13,349	490	3.67%	$4,669	353	7.56%	$6,087	316	5.19%
Taxable	30,326	1,923	6.34%	31,323	2,006	6.41%	33,116	1,956	5.91%
Tax exempt	17,489	1,389	7.94%	13,617	1,057	7.77%	11,261	853	7.57%

Total Investments	61,164	3,802	6.22%	49,609	3,416	6.89%	50,464	3,125	6.19%
Loans (including loan fees):
Taxable	247,155	23,096	9.34%	208,380	20,867	10.01%	171,185	16,951	9.90%
Tax Exempt	1,708	185	10.83%	1,747	190	10.89%	1,443	148	10.26%

Total Loans	248,863	23,281	9.35%	210,127	21,057	10.02%	172,628	17,099	9.91%

Total interest earning assets	310,027	27,083	8.74%	259,736	24,473	9.42%	223,092	20,224	9.07%
Other non-interest earnings assets	16,626			16,983			17,062

Total assets	$326,653			$276,719			$240,154

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Deposits:
Demand	$94,952	2,399	2.53%	$79,323	2,513	3.17%	$72,318	2,068	2.86%
Savings	11,955	228	1.90%	11,924	238	2.00%	11,913	236	1.98%
Time	123,513	7,489	6.06%	101,559	6,200	6.11%	93,068	5,230	5.62%
FHLB advances & other borrowings	32,288	1,953	6.05%	22,772	1,404	6.17%	8,323	434	5.21%

Total interest-bearing liabilities	262,708	12,069	4.59%	215,578	10,355	4.80%	185,622	7,968	4.29%
Non-interest bearing deposits	33,248			31,415			29,199
Other liabilities	2,711			6,026			3,483
Shareholders’ equity	27,986			23,700			21,850

Total liabilities and Shareholders’ equity	$326,653			$276,719			$240,154

Excess of interest-earning assets over interest-bearing liabilities	$47,319			$44,158			$37,470

Ratio of interest-earning assets to Interest-bearing liabilities	118.01%			120.48%			120.19%
Net interest income tax equivalent		15,014			14,118			12,256
Net interest spread			4.15%			4.62%			4.78%
Net interest yield on interest earning assets			4.84%			5.44%			5.49%
Taxable Adjustments:
Investments		(472)			(360)			(290)
Loans		(63)			(66)			(50)

Net interest income		$14,479			$13,692			$11,916

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

Table 2

Changes in Interest Income and Expense on a Tax Equivalent Basis

	(in thousands)
	Increase (decrease) due to changes in:

	2001 over 2000				2000 over 1999

	Volume	Rate	Total	Volume	Rate	Total

Interest income on:
Federal funds sold	$318	(181)	137	$(107)	144	37
Taxable investments	(63)	(20)	(83)	(115)	166	51
Non-taxable investments	308	24	332	183	22	205
Taxable loans	3,623	(1,394)	2,229	3,725	191	3,916
Non-taxable loans	(4)	(1)	(5)	33	9	42

Total Interest Income	4,182	(1,572)	2,610	3,719	532	4,251

Interest expense on:
Deposits:
Demand	395	(509)	(114)	222	223	445
Savings	1	(11)	(10)	0	2	2
Time	1,331	(42)	1,289	518	452	971
FHLB advances & other borrowings	575	(26)	549	892	80	971

Total Interest Expense	2,302	(588)	1,714	1,632	757	2,389

Increase (decrease) in net interest income	$1,880	(984)	896	$2,087	(225)	1,862

Other Income and Expense

     Other income in 2001 was $4.6 million, compared to $3.0 million in 2000 and $1.9 million in 1999. This represents an increase of $1.6 million or 52.2% from fiscal 2000 to fiscal 2001 and an increase of $1.1 million or 54.9% from fiscal 1999 to fiscal 2000. The continuing increases in all comparative years are primarily due to an increase in the volume of service charges on deposit accounts and more specifically attributable to insufficient funds charges on deposit accounts. Additionally, the increase from 2000 to 2001 was attributable to an increase in mortgage origination fees due resulting from low mortgage rates in 2001.

     Other expenses increased by $1.6 million or 17.0% in 2001 over 2000 principally due to employee costs increasing $1.09 million or 20.0%. This increase is attributable to the following factors: (i) increased number of employees due to additional branches; (ii) increased commissions to mortgage loan originators due to the increase of refinance activity; (iii) increased costs of health insurance; and (iv) annual raises and increased profit sharing bonuses. While the Company only had five more full time equivalent employees at the end of 2001 than it did at the end of 2000, they were employed the entire year. The Bank opened and staffed the Douglasville office, which accounted for nearly all the new hires in 2001.

     Expenses related to occupancy and other operating expenses increased $492 thousand or 12.7% from 2000 to 2001. This increase was due to increased occupancy and operating costs associated with the Mirror Lake and Douglasville offices and to increased costs associated with the insufficient funds program.

     Other expenses increased by $1.3 million or 16.1% in 2000 over 1999 principally due to the increase in employee costs of approximately $870 thousand related to an increase in both the number and pay rate of employees. The Company added personnel when it opened the Mirror Lake office, expanding its lending, finance and collection departments. Other operating expense also increased in fiscal 2000 over 1999 by $358 thousand. This increase was the result of increased professional fees and other expense attributable to becoming an Exchange Act filer during 2000 and expenses related to the Company’s insufficient funds program.

     Income taxes, expressed as a percentage of earnings before income taxes, declined to 34% in 2001, from 36% in 2000 and 36% in 1999. The decline in marginal rate is primarily attributable to tax credits purchased by the bank in 2001.

BALANCE SHEET OVERVIEW

For the Years Ended December 31, 2001 and 2000

General

     During 2001, average total assets increased $49.9 million (18.0%), average deposits increased $39.4 million (17.6%) and average loans increased $38.7 million (18.4%) from those recorded in 2000. During 2000, average total assets increased $36.6 million (15.2%), average deposits increased $17.7 million (8.8%) and average loans increased $37.5 million (21.7%) from those recorded in 1999. The growth figures discussed above are attributable to the expansion of metro Atlanta westward towards the Company’s market area over the past several years and the resulting development of the Bank’s market area including Carroll, Douglas and Paulding Counties, Georgia.

     Total assets at December 31, 2001, were $350 million, representing a $61 million (21.1%) increase from December 31, 2000. Total deposits increased $46.7 million (20.0%) from 2000 to 2001 while total loans increased $25.3 million (11.1%) during 2001. A little less than half of the increase in deposits came as a result of an increase of $21.0 million (23.8%) in interest-bearing demand accounts from 2000 to 2001 while time deposits accounts increased $22.9 million (21.4%) in 2001. As the local and regional economy softened, loan demand fell off in the last half of 2001. By June 30, 2001, the bank had grown $28.3 million in loans however the actual growth for the year was $25.3 million. Deposit growth, on the other hand, remained strong throughout 2001 as customers sought to move funds from the stock market back to the Bank as a flight to safety. Approximately fifty percent of the loan growth experienced by the Company was funded with FHLB advances. The remainder was funded principally with increases in deposit accounts.

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

Investments

     The Company’s available-for-sale investment portfolio of $54.9 million at its carrying value as of December 31, 2001 consisted primarily of debt securities, which provide the Company with a source of liquidity and a relatively stable source of income. This represented an increase of $15.0 million (37.4%) over the $40 million held at December 31, 2000. The Company believes the investment portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds and supplying securities to pledge as required collateral for certain public deposits. Investment securities available-for-sale are stated at fair value. These securities may be sold, retained until maturity, or pledged as collateral for liquidity and borrowing in response to changing interest rates, changes in prepayment risk and other factors as part of the Company’s overall asset liability management strategy.

     Investment securities held-to-maturity are stated at amortized cost and totaled $2.0 million at December 31, 2001, an increase of $1.0 million when compared to the prior year. The Company has the intent and ability to hold these securities until maturity, and they are also available to be pledged as collateral for liquidity and borrowing needs if and when such needs may occur.

     The following table shows the carrying value of the Company’s securities, by security type, as of December 31, 2001 and 2000:

Table 3

Investment Portfolio

	(in thousands)
Available for Sale	2001	2000

United States treasuries and agencies	$3,899	$12,605
State, county and municipal	23,476	13,740
Mortgage-backed securities	26,508	13,614
Corporate bonds	1,051	—

Total available for sale	$54,934	$39,959

Held to Maturity
Trust Preferred Securities	$2,000	$1,000

Total held to maturity	$2,000	$1,000

     The following table presents the expected maturity of the amortized cost of securities by maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis, assuming a 34% marginal tax rate) at December 31, 2001. The composition and maturity/re-pricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

Table 4

Expected Maturity of Securities

(in thousands)
Maturities at
December	United States	Wtd.	State	Wtd.	Mortgage-	Wtd.	Corp-	Wtd.		Wtd.
	Treasuries &	Avg.	County and	Avg.	Backed	Avg.	orate	Avg.	Trust	Avg.
31, 2001	Agencies	Yld.	Municipal	Yld.	Securities	Yld.	Bonds	Yld	Pfd	Yld.

Within 1 year	$22	7.05%	$—	—	$264	6.02%	$—	—	$—	—
After 1 thru 5 yrs	1,605	4.76%	1,360	8.17%	1,151	6.65%	542	4.81%	—	—
After 5 thru 10 yrs	2,023	3.01%	2,914	6.61%	3,578	5.26%	516	7.00%	—	—
After 10 yrs	204	5.91%	18,785	7.73%	21,367	5.95%	—	—	2,000	9.75%

Totals	$3,854	3.92%	$23,059	7.61%	$26,360	5.89%	$1,058	5.88%	$2,000	9.75%

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

Loans

     Loan concentrations are defined as aggregate credits extended to a number of borrowers engaged in similar activities or resident in the same geographic region, which would cause them to be similarly affected by economic or other conditions. The Bank, on a routine basis, evaluates these concentrations for purposes of policing its concentrations and making necessary adjustments in its lending practices to reflect current economic conditions, loan to deposit ratios, and industry trends.

     The primary types of loans in the Bank’s portfolio are residential mortgages and home equity loans, commercial real estate loans, commercial loans, and consumer installment loans. Generally, the Bank underwrites loans based upon the borrower’s debt service capacity or cash flow, a consideration of past performance on loans from other creditors as well as an evaluation of the collateral securing the loan. With some exceptions, the Bank’s general policy is to require conservative underwriting policies, primarily in the analysis of borrowers’ debt service coverage capabilities for commercial and commercial real estate loans, while emphasizing lower gross debt ratios for consumer loans and lower loan-to-value ratios for all types of real estate loans. Given the localized nature of the Bank’s lending activities, the primary risk factor affecting the portfolio as a whole is the health of the local economy in the west Georgia area and its effects on the value of local real estate and the incomes of local professionals and business firms.

     Loans to directors, executive officers and principal stockholders of the Company and to directors and officers of the Bank are subject to limitations of the Federal Reserve, the principal effect of which is to require that extensions of credit by the Bank to executive officers, directors, and ten percent shareholders satisfy certain standards. The Bank routinely makes loans in the ordinary course of business to certain directors and executive officers of the Company and the Bank, their associates, and members of their immediate families. In accordance with Federal Reserve guidelines, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with others and do not involve more than normal risk of collectibility or present other unfavorable features. As of December 31, 2001, loans and commitments outstanding to directors and executive officers of the Company and the Bank, their associates and members of their immediate families totaled $5.4 million (net of participations sold to other banks on a non-recourse basis), which represented approximately 2.1% of total loans as of that date. As of December 31, 2001, none of these loans outstanding from the Bank to related parties were on non-accrual, past due, restructured or considered by management to be a potential problem loan.

     The following table presents loans by type on the dates indicated:

Table 5

Loan Portfolio

	(in thousands)
	December 31,

	2001	2000	1999

Commercial, financial & agricultural	$26,162	$26,547	$24,144
Real estate — construction	60,785	46,052	34,769
Real estate — mortgage	147,705	135,750	108,137
Consumer loans	19,153	20,118	17,745

	253,805	228,467	184,795
Less: Unearned interest and fees	(525)	(561)	(467)
Allowance for loan losses	(3,720)	(2,920)	(2,281)

Loans, net	$249,560	$224,986	$182,047

     The following table sets forth the maturity distribution (based upon contractual dates) and interest rate sensitivity of commercial, financial and agricultural loans, real estate construction and mortgage loans and consumer loans as of December 31, 2001:

Table 6

Loan Portfolio Maturity

	(in thousands)
			Over
	One	Wtd.	One to	Wtd.	Over	Wtd.		Wtd.
	Year	Avg.	Five	Avg.	Five	Avg.		Avg.
	or Less	Yld.	Years	Yld.	Years	Yld.	Total	Yld.

Commercial, financial & agricultural	$10,109	7.56%	13,782	7.24%	2,271	4.99%	26,162	7.16%
Real estate — construction	47,495	7.01%	8,076	6.51%	5,214	7.99%	60,785	7.03%
Real estate — mortgage	45,336	7.77%	65,571	7.81%	36,798	7.55%	147,705	7.74%
Consumer	11,149	9.16%	7,948	9.54%	56	7.73%	19,153	9.31%

Total	$114,089	7.57%	95,377	7.78%	44,339	7.47%	253,805	7.63%

Variable/Fixed Rate Mix

	(in thousands)
	Variable	Wtd	Fixed	Wtd
	Interest	Avg	Interest	Avg
	Rates	Yld	Rates	Yld

Commercial, financial and agricultural	$10,259	5.25%	$15,903	8.39%
Real estate — construction	14,492	5.98%	46,293	7.36%
Real estate — mortgage	61,160	6.91%	86,545	8.33%
Consumer	797	7.85%	18,356	9.38%

Total	$86,708	6.57%	$167,097	8.18%

Provision and Allowance for Possible Loan and Lease Losses

     The provision for loan losses for the Company in 2001 was $911 thousand compared to $509 thousand in 2000 and $303 thousand in 1999. The increase in the provision for loan losses was primarily attributable to the growth in the portfolio as well as the Company’s uncertainty of the effect of a slowing economy on its borrowers’ ability to repay. The Company’s methodology for measuring the adequacy of the allowance for loan loss indicates sufficient reserve for expected losses in the portfolio. The provision for loan losses continues to reflect management’s estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented 1.47%, 1.28% and 1.23% of total loans outstanding at December 31, 2001, 2000 and 1999, respectively. Total charge-offs were $200 thousand, $77 thousand and $130 thousand compared to recoveries of $89 thousand, $207 thousand and $89 thousand during 2001, 2000 and 1999, respectively.

     The Company has an independent loan review function. All loans are placed in loan grade categories, which are consistent with those used by the Bank’s regulators. All loans are constantly monitored by the loan officer and the loan review function for consistency and accuracy. Through this grading process, the Bank assures the timely recognition of credit risks. In general, as credit risk increases, the level of the allowance for loan and lease loss will also increase.

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

     Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and review of specific problem loans. In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates loans in eight different categories. Grades five though six, which represent criticized or classified loans, are assigned allocations of loss based on management’s estimate of potential loss that is generally based on historical losses and/or collateral deficiencies. Loans graded one through four are stratified by type and allocated loss ranges based on historical loss experience for the strata. The combination of these results are compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. Management uses an internal loan reviewer who is independent of the lending function to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loan losses.

     Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulators, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such regulators may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination. Management of the Company realizes the importance of maintaining an adequate allowance for loan losses. Through a professional loan review function and effective loan officer identification program, management is recognizing weaknesses in the loan portfolio in a timely manner. Early identification of deteriorating credit attributes allows management to take a proactive role in documenting an established plan to enhance the Company’s position and minimize the potential for loss.

     Through the problem loan identification program outlined above, management is able to identify those loans that exhibit weakness and classify them on a classified and criticized loan list. The Company’s migration analysis assigns historical loss amounts to pools of loans according to classifications of risk ratings to calculate a general allowance to the overall portfolio. In cases where significant weaknesses exist in a specific loan, a specific reserve is assigned to such loans in addition to the general allowance. The Company also evaluates the risks associated with concentrations in credit. If it is necessary to assign an allowance related to concentrations of credit, the Company adds a specific reserve related to such risks.

     The following table presents a summary of changes in the allowance for loan losses for the years indicated:

Table 7

Allowance for Loan Losses

	(in thousands)
	December 31,

	2001	2000	1999

Balance at beginning of year	$2,920	$2,281	$2,019
Charge-offs:
Commercial, financial and agricultural	118	12	32
Real estate — construction	—	—	—
Real estate — mortgage	3	3	18
Consumer loans	79	62	80

Total charge-offs	200	77	130

Recoveries:
Commercial, financial and agricultural	30	56	14
Real estate — construction	—	—	—
Real estate — mortgage	13	56	6
Consumer loans	46	96	69

Total recoveries	89	208	89

Net recoveries (charge-offs)	(111)	131	(41)
Provision for loan losses	911	508	303

Balance at end of year	$3,720	$2,920	$2,281

Ratio of net charge-offs (recoveries) during the period to average loans outstanding	.04%	(.06)%	.02%
Ratio of allowance to average total loans	1.49%	1.39%	1.32%

Non-Performing Assets and Past Due Loans

     Non-performing assets at December 31, 2001, were $3.9 million or 1.55% of total loans and other real estate owned compared to $1.4 million or .62% of total loans and other real estate owned at December 31, 2000 and $418 thousand or .23% of total loans and other real estate owned at December 31, 1999. While levels of non-performing loans remain relatively low, the percentage of non-performing assets to total loans has increased. The increase of non-performing loans from 2000 to 2001 was attributable to the increase in loan portfolio size, foreclosure on construction related loans and an increase of non-accrual loans.

     The following table summarizes past due and non-accrual loans, other real estate and repossessions, and income that would have been reported on non-accrual loans as of December 31, 2001, 2000 and 1999.

Table 8

Non-Performing Assets

	(in thousands)
	December 31,

	2001	2000	1999

Other real estate and repossessions	$357	$702	$—
Non-accrual loans	1,620	504	370
Loans 90 days past due still accruing	1,885	205	48

Total	$3,862	$1,411	$418

Non-performing assets as % of total loans	1.55%	.63%	.23%

     While there may be additional loans in the portfolio that may become classified as conditions indicate, management is not aware of any potential problem loans that are not disclosed in the table above. As a result of management’s ongoing review of the loan portfolio, loans are classified as non-accrual generally when they are past due in principal or interest payments for more than 90 days or it is otherwise not reasonable to expect collection of principal and interest under the original terms. Exceptions are allowed for 90 day past due loans when such loans are well secured and in process of collection. Generally, payments received on non-accrual loans are applied directly to principal. The Company has adopted the principals of Statement of Financial Accounting Standards (SFAS) 114 and 118 relating to accounting for impaired loans.

     The Bank’s loan review function continually monitors selected accruing loans for which general economic conditions or changes within a particular industry that could cause the borrowers financial difficulties. The loan review function also identifies loans with high degrees of credit or other risks. The focus of loan review and management is to maintain a low level of non-performing assets and return current non-performing assets to earning status. Management is unaware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company’s liquidity, capital resources or operations.

Deposits

     Time deposits of $100 thousand and greater totaled $41.5 million at December 31, 2001, compared with $31.2 million at year-end 2000 and $31.2 million at year-end 1999. The following table sets forth the scheduled maturities of time deposits of $100 thousand and greater at December 31, 2001.

Table 9

Deposits

(in thousands)
Within 3 months	$10,846
After 3 through 6 months	10,745
After 6 through 12 months	11,892
After 12 months	8,011

Total	$41,494

Liquidity

     The Bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors’ accounts and to supply new borrowers with funds. To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match these to meet liquidity needs. It is the policy of the Bank to monitor its liquidity to meet regulatory requirements and their local funding requirements. Management believes that the Bank’s current level of liquidity is adequate to meet its needs.

     The Bank maintains relationships with correspondent banks including the Federal Home Loan Bank (the “FHLB”) that can provide funds to it on short notice, if needed. The Bank has arrangements with a correspondent and commercial banks for short term unsecured advances up to $11.0 million. As of December 31, 2001, the Bank had not drawn on the available facilities. In addition, the Bank has a line of credit with the FHLB in the amount of $43.1 million of which the Bank had drawn $35 million at December 31, 2001. The Company has a line of credit arrangement with a financial institution in the amount of $1.75 million, of which $1.3 million was outstanding at December 31, 2001 which was used by the Company to lend to the Finance Company to fund its loan volume. The lines of credit have varying terms and maturities that are further discussed in the notes to the financial statements.

     The Company’s cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash and cash equivalents increased $19.1 million for a total $31.0 million at December 31, 2001 compared with $11.9 million at December 31, 2000. The increase was primarily attributable to net cash provided by financing activities of $54.4 million made up of $46.7 million of increased deposits and $10.0 million of borrowing proceeds. Cash inflows from operations totaled $6.4 million in 2001, while outflows from investing activities totaled $41.8 million, most of which was net loan increases during 2001 of $25.5 million and net cash flows invested in securities of $14.4 million.

     Cash inflows from operations totaled $4.9 million in 2000, while inflows from financing activities totaled $28.9 million, most of which was net deposit increases during 2000 of $19.0 million and FHLB advances of $15 million. Included in financing activities were line of credit repayments of $5.3 million and $1.4 million of dividends paid to shareholders.

     Investing activities used $41.9 million of cash and cash equivalents, principally composed of net advances of loans to customers of $44.2 million during 2000. The Bank purchased property and equipment for operations and future expansion amounting to $788 thousand.

Capital Resources

     Total shareholders’ equity as of December 31, 2001 was $29.2 million, an increase of $3.5 million in 2001 This compared to shareholders’ equity of $25.7 million and $22.0 million as of December 31, 2000 and 1999, an increase of $3.7 million.

     The OCC has established certain minimum risk-based capital standards that apply to national banks, and the Company is subject to certain capital requirements imposed by the Federal Reserve. At December 31, 2001, the Bank exceeded all applicable regulatory capital requirements for classification as a “well capitalized” bank, and the Company satisfied all applicable regulatory requirements imposed on it by the Federal Reserve. The following tables present the Company’s regulatory capital position at December 31, 2001:

Table 10

Capital Ratios

Actual as of December 31, 2001

Tier 1 Capital (to risk weighted assets)	11%
Tier 1 Capital minimum requirement	4%

Excess	7%

Total Capital (to risk weighted assets)	12%
Total Capital minimum requirement	8%

Excess	4%

Leverage Ratio

As of December 31, 2001

Tier 1 Capital to average assets (“Leverage Ratio”)	8%
Minimum leverage requirement	4%

Excess	4%

     For a more complete discussion of the actual and required ratios of the Company and its subsidiaries, see Note 9 to the consolidated financial statements. Average equity to average assets was 8.57% in 2001 and 8.56% in 2000. The ratio of dividends declared to net earnings was 35.5 % during 2001, compared with 33.8% in 2000.

Asset/Liability Management

     It is the Company’s objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of deposits and borrowing strategies, which minimize the Company’s exposure to interest rate risk. The objective of the policy is to control interest sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings.

     The asset/liability mix is monitored on a regular basis. A report reflecting the interest sensitive assets and interest sensitive liabilities is prepared and presented to management and the asset/liability management committee on at least a quarterly basis. One method to measure a bank’s interest rate exposure is through its repricing gap. The gap is calculated by taking all assets that reprice or mature within a given timeframe and subtracting all liabilities that reprice or mature within that timeframe. The difference between these two amounts is called the “gap”, the amount of either liabilities or assets that will reprice without a corresponding asset or liability repricing. A negative gap (more liabilities repricing than assets) generally indicates that the bank’s net interest income will decrease if interest rates rise and will increase if interest rates fall. A positive gap generally indicates that the bank’s net interest income will decrease if rates fall and will increase if rates rise.

     The Company has adopted the objective of achieving and maintaining a one-year cumulative gap, as a percent of total assets, of between plus 20% and minus 20%. On a consolidated basis, the Company’s one-year cumulative gap was a negative 11.92% of total assets at December 31, 2001. This position indicated that the Company was exposed to the potential for decreased earnings if interest rates were to continue to decline in the next twelve months.

     Due to inherent limitations in traditional gap analysis, the Company also employs more sophisticated modeling techniques to monitor potential changes in net interest income, net income and the market value of portfolio equity under various interest rate scenarios. Market risk is the risk of loss from adverse changes in market prices and rates, arising primarily from interest rate risk in the Company’s loan and investment portfolios, which can significantly impact the Company’s profitability. Net interest income can be adversely impacted where assets and liabilities do not react the same to changes in interest rates. At year-end 2001, the estimated impact of an immediate increase in interest rates of 200 basis points would have resulted in a decrease in net interest income over a 12-month period of 2.2%, with a comparable decrease in interest rates resulting in an increase in net interest income of 2.1%. Management finds the above methodologies meaningful for evaluating market risk sensitivity; however, other factors can affect net interest income, such as levels of non-earning assets and changes in portfolio composition.

     The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2001 that are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities, although the cash flows received often differ from scheduled maturities. The Company’s savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the “One Year or Less” category, although historical experience has proven these deposits to be less interest rate sensitive over the course of a year.

Table 11

Interest Rate Gap Sensitivity

	At December 31, 2001
	Maturing or Repricing in

	(in thousands)
		Over 1	Over 3
	One Year	Year Thru	Years thru	Over 5
	or Less	3 Years	5 Years	Years	Total

Interest-earning assets:
Interest-bearing deposits with Other banks	244	—	—	—	244
Federal funds sold	19,684	—	—	—	19,684
Investment securities	13,218	12,143	8,915	22,055	56,331
Loans: Fixed rate	93,094	42,727	17,016	14,260	167,097
Variable rate	51,533	35,175	—	—	86,708

Total interest-earning assets	177,773	90,045	25,931	36,315	330,064
Interest-bearing liabilities:
Deposits:
Demand	109,465	—	—	—	109,465
Savings	8,236	—	—	—	8,236
Time deposits	100,552	19,610	9,696	—	129,858
FHLB advances		5,000	15,000	15,000	35,000
Line of Credit	1,282	—	—	—	1,282
Total interest-bearing liabilities per period	219,535	24,610	24,696	15,000	283,841

	(61,762)	65,435	1,235	21,315	46,223

Cumulative interest sensitivity Difference	(41,762)	23,673	24,908	46,223

Cumulative difference to total Assets	(11.92)%	6.76%	7.11%	13.20%

     At December 31, 2001, the difference between the Company’s liabilities and assets repricing or maturing within one year was $41 million. The above chart indicates an excess of liabilities repricing or maturing within one year, thus a rise in interest rates would cause the Company’s net interest income to decline. However, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees or at different points in time to changes in market interest rates. Such is the case in analyzing NOW accounts, which are disclosed in the one year or less category. Those liabilities do not necessarily reprice as quickly or to the same degree as rates in general. Additionally, certain assets, such as adjustable-rate mortgages, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset. Changes in interest rates, prepayment rates, early withdrawal levels and the ability of borrowers to service their debt, among other factors, may change significantly from the assumptions made in the table.

Impact of Inflation, Changing Prices and Monetary Policies

     The primary effect of inflation on the Company’s operations is reflected in increased operating costs. Unlike industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Interest rates are highly sensitive to many factors which are beyond the control of the Company, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United States government and federal agencies, particularly the Federal Reserve. The Federal Reserve implements a national monetary policy such as seeking to curb inflation and combat recession by its open market operations in United States government securities, control of the discount rate applicable to borrowing by banks, and establishment of reserve requirements against bank deposits. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits, and affect the interest rates charged on loans and paid on deposits. The nature, timing and impact of any future changes in federal monetary and fiscal policies on the Company and its results of operations are not predictable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     For information regarding the market risk of the Company’s financial instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Asset/Liability Management.” The Company’s principal market risk exposure is to interest rates.

Item 8. Financial Statements and Supplementary Data

     The consolidated financial statements of the Company, including notes thereto, and the report of independent auditors are included in this Report beginning at page F-1 and are incorporated herein by reference.

     Presented below is a summary of the unaudited consolidated quarterly financial data for the years ended December 31, 2001 and 2000.

Quarterly Financial Information
(Unaudited — in thousands, except per share data)

		2001	Quarters			2000	Quarters

	First	Second	Third	Fourth	First	Second	Third	Fourth

Interest income	6,545	6,832	6,707	6,464	5,462	5,752	6,286	6,549
Net interest income	3,549	3,720	3,563	3,647	2,263	3,316	3,530	4,583
Provision for loan losses	227	228	228	228	50	50	150	259
Income before income taxes	1,824	1,927	1,743	1,766	1,538	1,694	1,871	1,789
Net income	1,189	1,254	1,151	1,195	997	1,103	1,171	1,133
Earnings per share — basic	0.38	0.41	0.37	0.39	0.32	0.36	0.38	0.36
Earnings per share — diluted	0.38	0.40	0.36	0.38	0.32	0.35	0.38	0.36
Weighted average common shares outstanding — basic	3,095,729	3,098,114	3,098,563	3,099,646	3,104,726	3,099,653	3,094,775	3,095,375
Weighted average common shares outstanding -diluted	3,128,682	3,131,067	3,313,516	3,145,632	3,136,821	3,131,748	3,126,870	3,127,470

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The information appearing under the headings “Nomination and Election of Directors” and “Compliance With Section 16(a) of the Securities Exchange Act of 1934” and the subheading “Information as to Nominees, Other Directors and Executive Officers” in the Proxy Statement (the “2002 Proxy Statement”) relating to the 2002 annual meeting of shareholders of the Company, currently scheduled to be held on March 12, 2002, is incorporated herein by reference.

Item 11. Executive Compensation

     The information appearing under the heading “Compensation of Executive Officers and Non-Employee Directors” in the 2002 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2002 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information appearing under the caption “Certain Relationships and Transactions” in the 2002 Proxy Statement is incorporated herein by reference.

Item 14. Exhibits and Reports on Form 8-K

(a)(1)	Financial Statements

The following financial statements are filed with this Report:

Independent Auditors’ Report of Porter Keadle Moore, LLP

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Earnings for the Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

(2)	Financial Statement Schedules

     Financial statement schedules have been omitted because they are not applicable or the required information has been incorporated in the consolidated financial statements and related notes.

(3)		The following exhibits are filed with this Report:

3.1		Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-SB filed June 14, 2000 (the “Form 10-SB”))

3.2		Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Form 10-SB)

4.1		See exhibits 3.1 and 3.2 for provisions of Company’s Articles of Incorporation and Bylaws Defining the Rights of Shareholders.

4.2		Specimen certificate representing shares of Common Stock (Incorporated by reference to Exhibit 4.2 to the Form 10-SB)

4.3		Rights Agreement dated as of February 12, 1997 between the Company and SunTrust Bank, Atlanta (Incorporated by reference to Exhibit 4.3 to the Form 10-SB)

10.1	*	Employment Agreement dated as of September 10, 1996 between the Company and L. Leighton Alston (Incorporated by reference to Exhibit 10.1 to the Form 10-SB)

10.2	*	Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Form 10-SB)

10.3	*	Bonus and Stock Option Agreement dated as of May 11, 1993 between the Company and L. Leighton Alston (Incorporated by reference to Exhibit 10.3 to the Form 10-SB)

10.4	*	First Amendment to Bonus and Stock Option Agreement dated as of June 14, 1994 between the Company and L. Leighton Alston (Incorporated by reference to Exhibit 10.4 to the Form 10-SB)

10.5	*	Bonus and Stock Option Agreement dated as of June 14, 1994 between the Company and Richard A. Duncan (Incorporated by reference to Exhibit 10.5 to the Form 10-SB)

10.6	*	Bonus and Stock Option Agreement dated as of September 23, 1998 between the Company and H.B. Lipham, III (Incorporated by reference to Exhibit 10.6 to the Form 10-SB)

10.7	*	Bonus and Stock Option Agreement dated as of September 23, 1998 between the Company and W. Galen Hobbs, Jr. (Incorporated by reference to Exhibit 10.7 to the Form 10-SB)

10.8	*	Bonus and Stock Option Agreement dated as of September 23, 1998 between the Company and Steven J. Haack (Incorporated by reference to Exhibit 10.8 to the Form 10-SB)

10.9	*	Bonus and Stock Option Agreement dated as of November 29, 1995 between the Company and H. James Crowe (Incorporated by reference to Exhibit 10.9 to the Form 10-SB)

10.10	*	Form of Election for Payment of Director Meeting Fees (Incorporated by reference to Exhibit 10.10 to the Form 10-SB)

10.11	*	Employment Agreement dated August 30, 2000 between the Company and Richard A. Duncan (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-KSB filed February 21, 2001 (the “2000 Form 10-KSB”))

10.12	*	Employment Agreement dated August 30, 2000 between the Company and H. James Crowe (Incorporated by reference to Exhibit 10.12 to the 2000 Form 10-KSB)

10.13	*	Employment Agreement dated August 31, 2000 between the Company and Steven J. Haack (Incorporated by reference to Exhibit 10.13 to the 2000 Form 10-KSB)

10.14	*	Employment Agreement dated August 31, 2000 between the Company and H.B. Lipham, III (Incorporated by reference to Exhibit 10.14 to the 2000 Form 10-KSB)

10.15	*	Employment Agreement dated August 31, 2000 between the Company and W. Galen Hobbs, Jr. (Incorporated by reference to Exhibit 10.15 to the 2000 Form 10-KSB)

21		Subsidiaries of WGNB Corp.

*	Indicates management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2001.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WGNB CORP.

	By:	/s/ L. Leighton Alston
L. Leighton Alston, Chief Executive Officer

Date: March 6, 2002

POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints L. Leighton Alston and Steven J. Haack, or either of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ L. Leighton Alston L. Leighton Alston, President, Chief Executive Officer and Director [Principal Executive Officer]	Date: March 6, 2002

/s/ Steven J. Haack Steven J. Haack, Secretary and Treasurer [Principal Financial and Accounting Officer]	Date: March 6, 2002

/s/ Joe Whit Walker Joe Whit Walker, Chairman of the Board	Date: March 6, 2002

Grady W. Cole, Director	Date: March ___, 2002

/s/ Richard A. Duncan Richard A. Duncan, Director	Date: March 6, 2002

/s/ W.T. Green, Jr. W.T. Green, Jr., Director	Date: March 6, 2002

/s/ L.G. Joyner L.G. (Jack) Joyner, Director	Date: March 6, 2002

/s/ R. David Perry R. David Perry, Director	Date: March 6, 2002

L. Richard Plunkett, Director	Date: March ___, 2002

/s/ Thomas E. Reeve, III M.D. Thomas E. Reeve, III, M.D., Director	Date: March 6, 2002

/s/ Thomas T. Richards Thomas T. Richards, Director	Date: March 8, 2002

Oscar W. Roberts, III, Director	Date: March __, 2002

/s/ Frank T. Thomasson, III Frank T. Thomasson, III, Director	Date: March 8, 2002

/s/ J. Thomas Vance J. Thomas Vance, Director	Date: March 8, 2002

/s/ Charles M. Willis, Sr. Charles M. Willis, Sr., Director	Date: March 6, 2002

WGNB CORP.

Consolidated Financial Statements

December 31, 2001 and 2000

(with Independent Accountants’ Report thereon)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
WGNB Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of WGNB Corp. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WGNB Corp. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years ended December 31, 2001, in conformity with auditing standards generally accepted in the United States of America.

/s/ Porter Keadle Moore, LLP

Atlanta, Georgia
January 11, 2002

WGNB CORP.

Consolidated Balance Sheets

December 31, 2001 and 2000

	2001	2000

Assets
Cash and due from banks, including reserve requirements of $100,000 each year	$11,314,895	11,827,664
Federal funds sold	19,684,000	110,000

Cash and cash equivalents	$30,998,895	11,937,664
Securities available for sale	54,934,146	39,959,015
Securities held to maturity	2,000,000	1,000,000
Loans, net	249,560,369	224,985,971
Premises and equipment, net	6,306,346	5,693,348
Accrued interest receivable	1,936,980	1,987,596
Other assets	4,485,301	3,548,845

	$350,222,037	289,112,439

Liabilities and Stockholders’ Equity
Deposits:
Demand	$32,972,953	30,872,988
Interest bearing demand	109,464,714	88,422,636
Savings	8,235,588	7,577,186
Time	88,363,915	75,723,544
Time, over $100,000	41,493,958	31,214,509

Total deposits	280,531,128	233,810,863
Federal Home Loan Bank advances	35,000,000	25,000,000
Other borrowings	1,282,000	1,300,000
Federal funds purchased	—	600,000
Accrued interest payable	1,895,387	1,835,061
Other liabilities	2,309,195	879,502

Total liabilities	321,017,710	263,425,426

Commitments
Stockholders’ equity:
Common stock, $1.25 par value, 10,000,000 shares authorized; 3,100,355 and 3,095,455 shares issued and outstanding	3,875,444	3,869,319
Additional paid-in capital	829,324	817,864
Retained earnings	24,111,323	21,027,693
Accumulated comprehensive loss	388,236	(27,863)

Total stockholders’ equity	29,204,327	25,687,013

	$350,222,037	289,112,439

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Earnings

For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Interest income:
Interest and fees on loans	$23,218,171	20,991,521	17,048,668
Interest on federal funds sold	490,114	352,887	316,157
Interest on investment securities:
U.S. Government agencies	1,661,092	1,813,713	1,825,952
State, county and municipal	916,520	697,902	563,100
Other	262,426	192,829	129,458

Total interest income	26,548,323	24,048,852	19,883,335

Interest expense:
Interest on deposits:
Demand	2,398,878	2,513,082	2,068,119
Savings	227,721	237,909	235,894
Time	7,488,778	6,200,949	5,230,259
Interest on FHLB and other borrowings	1,953,643	1,404,606	433,300

Total interest expense	12,069,020	10,356,546	7,967,572

Net interest income	14,479,303	13,692,306	11,915,763
Provision for loan losses	910,500	508,700	303,462

Net interest income after provision for loan losses	13,568,803	13,183,606	11,612,301

Other income:
Service charges on deposit accounts	2,921,445	2,158,729	1,433,757
Mortgage origination fees	823,363	245,833	299,037
Miscellaneous	805,566	586,140	198,159

Total other income	4,550,374	2,990,702	1,930,953

Other expenses:
Salaries and employee benefits	6,504,486	5,419,337	4,549,682
Occupancy	1,555,737	1,407,503	1,345,174
Other operating	2,799,169	2,455,885	2,097,760

Total other expenses	10,859,392	9,282,725	7,992,616

Earnings before income taxes	7,259,785	6,891,583	5,550,638
Income taxes	2,470,664	2,487,406	1,994,966

Net earnings	$4,789,121	4,404,177	3,555,672

Net earnings per share	$1.55	1.42	1.14

Diluted net earnings per share	$1.52	1.41	1.13

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Net earnings	$4,789,121	4,404,177	3,555,672

Other comprehensive income, net of tax:
Unrealized gains (losses) on investment securities available for sale:
Unrealized gains (losses) arising during the period	692,076	1,630,351	(2,218,700)
Associated (taxes) benefit	(262,712)	(618,881)	845,482
Reclassification adjustment for (gain) loss realized	(21,381)	8,833	(13,857)
Associated taxes (benefit)	8,116	(3,353)	5,260

Other comprehensive income (loss)	416,099	1,016,950	(1,381,815)

Comprehensive income	$5,205,220	5,421,127	2,173,857

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2001, 2000 and 1999

	Common Stock		Additional		Accumulated
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance, December 31, 1998	3,138,030	$3,922,538	1,818,189	15,833,121	337,002	21,910,850
Cash dividend ($.42 per share)	—	—	—	(1,293,818)	—	(1,293,818)
Retirement of common stock	(39,076)	(48,845)	(806,992)	—	—	(855,837)
Exercise of stock options	5,164	6,455	24,910	—	—	31,365
Issuance of common stock in lieu of directors’ fees	1,276	1,595	24,563	—	—	26,158
Change in unrealized holding losses on securities available for sale, net of tax	—	—	—	—	(1,381,815)	(1,381,815)
Net earnings	—	—	—	3,555,672	—	3,555,672

Balance, December 31, 1999	3,105,394	3,881,743	1,060,670	18,094,975	(1,044,813)	21,992,575
Cash dividend ($.48 per share)	—	—	—	(1,471,459)	—	(1,471,459)
Retirement of common stock	(11,966)	(14,958)	(272,080)	—	—	(287,038)
Exercise of stock options	972	1,215	5,800	—	—	7,015
Issuance of common stock in lieu of directors’ fees	1,055	1,319	23,474	—	—	24,793
Change in unrealized holding gains on securities available for sale, net of tax	—	—	—	—	1,016,950	1,016,950
Net earnings	—	—	—	4,404,177	—	4,404,177

Balance, December 31, 2000	3,095,455	3,869,319	817,864	21,027,693	(27,863)	25,687,013
Cash dividend ($.55 per share)	—	—	—	(1,705,491)	—	(1,705,491)
Retirement of common stock	(2,466)	(3,083)	(52,282)	—	—	(55,365)
Exercise of stock options	6,260	7,825	39,687	—	—	47,512
Issuance of common stock in lieu of directors’ fees	1,106	1,383	24,055	—	—	25,438
Change in unrealized holding gain on securities available for sale, net of tax	—	—	—	—	416,099	416,099
Net earnings	—	—	—	4,789,121	—	4,789,121

Balance, December 31, 2001	3,100,355	$3,875,444	829,324	24,111,323	388,236	29,204,327

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Cash flows from operating activities:
Net earnings	$4,789,121	4,404,177	3,555,672
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	778,023	681,502	698,061
Provision for loan losses	910,500	508,700	303,462
Change in deferred income taxes	(341,386)	(221,275)	26,197
(Gain) loss on sale of securities available for sale	(21,381)	8,833	(13,857)
(Gain) loss on sale of premises and equipment	(3,481)	(11,647)	29,556
(Gain) loss on sale of other real estate	(15,286)	(22,374)	5,979
Change in:
Other assets	(1,111,019)	(724,670)	(379,817)
Other liabilities	1,461,519	292,712	164,912

Net cash provided by operating activities	6,446,610	4,915,958	4,390,165

Cash flows from investing activities:
Proceeds from sales of securities available for sale	1,080,000	560,520	2,608,723
Proceeds from maturities of securities available for sale	17,210,115	4,624,929	9,704,609
Purchases of securities available for sale	(32,675,694)	(2,286,470)	(14,391,531)
Purchase of securities held to maturity	(1,000,000)	—	(1,000,000)
Net change in loans	(25,484,898)	(44,159,879)	(23,145,057)
Proceeds from sales of premises and equipment	11,342	29,350	85,777
Purchases of premises and equipment	(1,321,684)	(788,315)	(1,447,146)
Capital expenditures for other real estate	(136,702)	—	—
Proceeds from sales of other real estate	489,283	103,273	186,927

Net cash used by investing activities	(41,828,238)	(41,916,592)	(27,397,698)

Cash flows from financing activities:
Net change in deposits	46,720,265	19,005,461	21,883,186
Federal Home Loan Bank advances	10,000,000	15,000,000	10,000,000
Repayment of Federal Home Loan Bank advances	—	(5,000,000)	(2,000,000)
Proceeds from other borrowings	372,000	1,220,000	25,000
Repayment of other borrowings	(390,000)	(270,000)	(275,000)
Change in federal funds purchased	(600,000)	600,000	—
Dividends paid	(1,651,553)	(1,402,784)	(1,297,189)
Exercise of stock options	47,512	7,015	31,365
Retirement of common stock	(55,365)	(287,038)	(855,837)

Net cash provided by financing activities	54,442,859	28,872,654	27,511,525

Change in cash and cash equivalents	19,061,231	(8,127,980)	4,503,992
Cash and cash equivalents at beginning of year	11,937,664	20,065,644	15,561,652

Cash and cash equivalents at end of year	$30,998,895	11,937,664	20,065,644

WGNB CORP.

Consolidated Statements of Cash Flows, continued

For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$11,932,926	9,619,586	8,048,453
Income taxes	$2,154,962	2,616,628	1,871,000
Non-cash investing and financing activities:
Transfer of loans to other real estate	$—	712,061	249,688
Change in unrealized gains (losses) on securities available for sale, net of tax	$416,099	1,016,950	(1,381,815)
Change in dividends payable	$(53,938)	(68,675)	(3,371)
Issuance of common stock to directors in lieu director’s fees	$25,438	24,793	26,158

See accompanying notes to consolidated financial statements.

WGNB CORP.

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies
The following is a summary of the significant policies and procedures.

Basis of Presentation
The consolidated financial statements of WGNB Corp. (the “Company”) include the financial statements of its wholly owned subsidiaries West Georgia National Bank (the “Bank”) and West Georgia Credit Services, Inc. (“WGCS”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Bank commenced business in 1946 upon receipt of its banking charter from the Office of the Comptroller of the Currency (the “OCC”). The Bank is primarily regulated by the OCC and undergoes periodic examinations by this regulatory agency. The Company is regulated by the Federal Reserve and is also subject to periodic examinations. The Bank provides a full range of commercial and consumer banking services principally in Carroll County, Georgia.

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

Trading and available for sale securities are recorded at fair value. Held to maturity securities are recorded at amortized cost, adjusted for the amortization of premiums and accretion of discounts. Unrealized holding gains and losses, net of the related tax effect, on securities available for sale are excluded from earnings and are reported as a separate component of accumulated comprehensive income in stockholders’ equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer.

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

WGNB CORP.

Notes to Consolidated Financial Statements, continued

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

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance represents an amount which, in management’s judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and review of specific problem loans.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

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

Building and improvements	15 – 39 years
Furniture and equipment	3 – 10 years

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

WGNB CORP.

Notes to Consolidated Financial Statements, continued

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

Derivative Instruments and Hedging Activities
The Company recognizes the fair value of derivatives as assets or liabilities in the financial statements. Changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. The change in fair value of instruments used as fair value hedges is accounted for in the earnings of the period simultaneous with accounting for the fair value change of the item being hedged. The change in fair value of the effective portion of cash flow hedges is accounted for in comprehensive income rather than earnings. The change in fair value of derivative instruments that are not intended as a hedge is accounted for in the earnings of the period of the change.

As of December 31, 2001, the Company held an interest rate swap, which was entered into as a means of managing its interest rate risk and accounts for the hedge instrument as fair value hedges. At December 31, 2001, the Company had an interest rate swap contract with a notional outstanding of $20,000,000. Under the interest swap contract, the Company receives a fixed rate of 3.45% and pays at a rate of 90 day LIBOR which was 1.89% at December 31, 2001. The Company did not have any derivatives instruments as of December 31, 2000.

Net Earnings Per Share
Earnings per common share are based on the weighted average number of common shares outstanding during the period. The effects of potential common shares outstanding during the period are included in diluted earnings per share. Stock options, which are described in note 10, are granted to key management personnel. During 2000, the Company completed a two for one stock split. Earnings per share and the related average shares outstanding for each reporting period have been restated to reflect the effects of the stock split.

		Common	Per Share
For the Year Ended December 31, 2001	Net Earnings	Shares	Amount

Earnings per common share	$4,789,121	3,098,067	1.55
Effect of dilutive stock options	—	45,986	(.03)

Diluted earnings per common share	$4,789,121	3,144,053	1.52

		Common	Per Share
For the Year Ended December 31, 2000	Net Earnings	Shares	Amount

Earnings per common share	$4,404,177	3,098,419	1.42
Effect of dilutive stock options	—	35,424	(.01)

Diluted earnings per common share	$4,404,177	3,133,843	1.41

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

Net Earnings Per Share, continued

		Common	Per Share
For the Year Ended December 31, 1999	Net Earnings	Shares	Amount

Earnings per common share	$3,555,672	3,121,816	1.14
Effect of dilutive stock options	—	34,380	(.01)

Diluted earnings per common share	$3,555,672	3,156,196	1.13

New Accounting Standards
Transfers and Servicing of Financial Assets and Extinguishments of Liabilities
In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, “Accounting for transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125” (“SFAS 140”). FAS 140 revises the criteria for accounting for securitizations and other transfers of financial assets and collateral. In addition, SFAS 140 requires certain additional disclosures. Except for the new disclosure provisions, which were effective for the year ended December 31, 2000, SFAS 140 was effective for the transfer of financial assets occurring after March 31, 2001. The provisions of SFAS 140 did not have a significant effect on the consolidated financial statements.

Accounting for Business Combinations
In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally will be effective in the first quarter of 2002. The provisions of these statements did not have an effect on the consolidated financial statements.

Reclassifications
Certain reclassifications have been made in the prior years consolidated financial statements to conform to the presentation used in 2001.

(2)	Investment Securities
Investment securities available for sale and held to maturity at December 31, 2001 and 2000 are summarized as follows:

Available for Sale	December 31, 2001

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Government agencies	$3,854,196	45,942	843	3,899,295
Mortgage-backed securities	26,360,027	232,317	84,840	26,507,504
State, county and municipals	23,058,952	521,350	104,439	23,475,863
Corporate bonds	1,057,820	2,517	8,853	1,051,484

	$54,330,995	802,126	198,975	54,934,146

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(2)	Investment Securities, continued

	December 31, 2000

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Government agencies	$12,717,922	2,440	115,408	12,604,954
Mortgage-backed securities	13,742,126	35,575	163,222	13,614,479
State, county and municipals	13,541,184	270,927	72,529	13,739,582

	$40,001,232	308,942	351,159	39,959,015

Held to Maturity	December 31, 2001

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Trust preferred securities	$2,000,000	75,000	40,400	2,034,600

December 31, 2000

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Trust preferred securities	$1,000,000	—	280,000	720,000

The amortized cost and estimated fair value of investment securities available for sale and held to maturity at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Available for Sale

	Amortized Cost	Estimated Fair Value

U.S. Government agencies, state, county and municipals and corporate bonds:
Within 1 year	$118,752	119,430
1 to 5 years	3,757,867	3,812,771
5 to 10 years	4,727,683	4,759,115
After 10 years	19,366,666	19,735,326
Mortgage-backed securities	26,360,027	26,507,504

	$54,330,995	54,934,146

Held to maturity

Trust preferred securities:
After 10 years	$2,000,000	2,034,600

Proceeds from sales of securities available for sale during 2001, 2000 and 1999 were $1,080,000, $560,520 and $2,608,723, respectively, with the following gains and losses recognized:

	2001	2000	1999

Gross gains	$21,831	—	13,857
Gross losses	$—	8,833	—

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(2)	Investment Securities, continued
Investment securities with a fair value of approximately $52,755,000 and $38,860,000 as of December 31, 2001 and 2000, respectively, were pledged to secure public deposits, as required by law, and for other purposes.

(3)	Loans
Major classifications of loans at December 31, 2001 and 2000 are summarized as follows:

	2001	2000

Commercial, financial and agricultural	$26,162,290	26,546,593
Real estate — mortgage	147,704,252	135,750,184
Real estate — construction	60,784,686	46,051,798
Consumer	19,153,301	20,118,006

	253,804,529	228,466,581
Less: Unearned interest	523,954	560,798
Allowance for loan losses	3,720,206	2,919,812

	$249,560,369	224,985,971

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

Changes in the allowance for loan losses for the years ended December 31, 2001, 2000 and 1999 are as follows:

	2001	2000	1999

Balance, beginning of year	$2,919,812	2,281,298	2,018,852
Provision for loan losses	910,500	508,700	303,462
Loans charged off	(199,720)	(76,737)	(129,946)
Recoveries	89,614	206,551	88,930

Balance, end of year	$3,720,206	2,919,812	2,281,298

(4)	Premises and Equipment
Major classifications of premises and equipment at December 31, 2001 and 2000 are summarized as follows:

	2001	2000

Land	$1,134,599	1,134,599
Buildings and improvements	5,869,136	5,247,696
Furniture and equipment	5,545,112	4,889,762

	12,548,847	11,272,057
Less: Accumulated depreciation	(6,242,501)	(5,578,709)

	$6,306,346	5,693,348

Depreciation expense amounted to $700,825, $655,487 and $588,456 in 2001, 2000 and 1999, respectively.

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(5)	Time Deposits
At December 31, 2001 the scheduled maturities of time deposits are as follows:

2002	$99,925,976
2003	14,498,594
2004	5,110,651
2005	4,782,885
2006 and thereafter	5,539,767

$129,857,873

(6)	Lines of Credit
The Bank has lines of credit for overnight borrowings of $11,000,000 and $10,500,000 at December 31, 2001 and 2000, respectively. The Bank also has a line of credit with the Federal Home Loan Bank of Atlanta (FHLB) totaling $43,140,000 and $42,680,000 at December 31, 2001 and 2000, respectively. Advances on the FHLB line of credit are subject to available collateral of the Bank. At December 31, 2001, the Bank had advances outstanding from the FHLB amounting to $35,000,000. The following advances require quarterly interest payments:

	Interest	Current			Early Conversion
Advance	Basis	Rate	Maturity	Call Date	Option

$10,000,000	Fixed	5.49%	May 2011	May 2006	May 2006, 3 month LIBOR
$5,000,000	Fixed	6.14%	December 2004	December 2001	December 2001, 3 month LIBOR
$5,000,000	Fixed	7.07%	May 2005	May 2002	May 2002, 3 month LIBOR
$10,000,000	Fixed	6.16%	July 2005	—	October 2000, 3 month LIBOR
$5,000,000	Fixed	5.44%	February 2008	February 2003	February 2003, 3 month LIBOR

At December 31, 2000, the Bank had advances outstanding from the FHLB amounting to $25,000,000. The following advances require quarterly interest payments:

	Interest	Current			Early Conversion
Advance	Basis	Rate	Maturity	Call Date	Option

$5,000,000	Fixed	6.14%	December 2004	December 2001	December 2001, 3 month LIBOR
$5,000,000	Fixed	7.07%	May 2005	May 2002	May 2002, 3 month LIBOR
$10,000,000	Fixed	6.16%	July 2005	—	October 2000, 3 month LIBOR
$5,000,000	Fixed	5.44%	February 2008	February 2003	February 2003, 3 month LIBOR

The early conversion option allows the FHLB to convert the advances to a variable interest rate upon notification to the Bank. The FHLB advances are secured by the Bank’s stock in the FHLB, its 1-4 family first mortgage loans and qualified commercial loans.

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(6)	Lines of Credit, continued
Additionally, during 1999 the Company entered into a $1,750,000 line of credit arrangement with a financial institution that matures March 31, 2002. At December 31, 2001 and 2000, the Company had outstanding advances of $1,282,000 and $1,300,000, respectively. The facility requires interest payments quarterly with annual interest calculated at the prime rate minus 1.25%

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

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

In most cases, the Company requires collateral to support financial instruments with credit risk.

	Approximate
	Contractual Amount

	2001	2000

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$39,167,000	38,888,000
Standby letters of credit	597,000	474,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management’s credit evaluation. Collateral held varies, but may include unimproved and improved real estate, certificates of deposit or personal property.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

(8)	Stock Repurchase Plan
In 1996, the Board of Directors approved a Stock Repurchase Plan of up to $2,000,000 of the Company’s common stock currently outstanding. During 2001, the Board of Directors approved an additional $1,000,000 to be used for the Stock Repurchase Plan. The Company redeemed 2,466 shares of common stock for $55,365 dring 2001. At December 31, 2001, the Company had $1,543,712 remaining to reacquire shares under the Stock Repurchase Plan.

(9)	Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under certain adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(9)	Regulatory Matters, continued
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2001, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

As of December 31, 2001 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category. Presented below are the Bank’s actual capital amounts and ratios. Detail disclosures related to the Company have been excluded as they do not materially deviate from the disclosure herein.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(in 000's)		(in 000's)		(in 000's)
As of December 31, 2001:
Total Capital (to Risk Weighted Assets)	$31,493	12%	>20,578	>8%	>25,723	>10%

Tier I Capital (to Risk Weighted Assets)	$28,338	11%	>10,289	>4%	>15,434	> 6%

Tier I Capital (to Average Assets)	$28,338	8%	>13,963	>4%	>17,453	> 5%

As of December 31, 2000:

Total Capital (to Risk Weighted Assets)	$28,352	13%	>17,839	>8%	>22,298	>10%

Tier I Capital (to Risk Weighted Assets)	$25,452	11%	> 8,919	>4%	>13,379	> 6%

Tier I Capital (to Average Assets)	$25,452	9%	>11,525	>4%	>14,406	> 5%

Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions are based on the level of regulatory classified assets, the prior years’ net earnings, and the ratio of equity capital to total assets. At December 31, 2001 the Bank could pay approximately $4,941,000 in dividends without obtaining prior regulatory approval.

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

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(10)	Incentive Stock Option Plan, continued
Had compensation cost for the plan been determined based upon the fair value of the options at the grant dates, the Company’s net earnings and net earnings per share would have been reduced to the proforma amounts indicated below:

		2001	2000	1999

Net earnings	As reported	$4,789,121	4,404,177	3,555,672
	Proforma	$4,733,730	4,373,964	3,485,786
Net earnings per share	As reported	$1.55	1.42	1.14
	Proforma	$1.53	1.41	1.12
Diluted earnings per share	As reported	$1.52	1.41	1.13
	Proforma	$1.51	1.40	1.10

The fair value of each option is estimated on the date of grant using the Minimum Value Model with the following weighted average assumptions used for grants in 2001, 2000 and 1999, respectively: dividend yield of 2.43%, 2.00% and 1.70% risk free interest rates of 5.08%, 5.00% and 6.00%, respectively, and an expected life of 10 years. For disclosure purposes, the Company immediately recognized the expense associated with the option grants assuming that all awards will vest.

A summary status of the Company’s stock option plan as of December 31, 2001, 2000 and 1999, and changes during the years ending on those dates, is presented below:

	2001		2000		1999

		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	88,049	$12.04	81,221	$10.90	74,916	$9.17
Awarded during the year	14,490	$22.50	7,800	$21.50	11,469	$20.00
Exercised during the year	(6,260)	$7.59	(972)	$7.22	(5,164)	$6.07

Outstanding, end of year	96,279	$13.75	88,049	$12.04	81,221	$10.90

Options exercisable at year end	23,220		13,104		6,344

Weighted average fair value of options granted during the year		$6.02		$6.10		$9.68

The following information applies to all options outstanding at December 31, 2001:

Range of exercise prices	$7.25 to $22.50
Weighted average remaining contractual life (years)	6.01

(11)	Defined Contribution Plan
The Company began a qualified retirement plan pursuant to Internal Revenue Code Section 401(k) in 1996 covering substantially all employees subject to certain minimum age and service requirements. Contribution to the plan by employees is voluntary. During 2001, 2000 and 1999, the Company matched 100% of the participants’ contributions up to 6% of the participants’ salaries. The Company also made discretionary contributions to the plan in 2001, 2000 and 1999 of 5% of participants’ salaries. Contributions to the plan charged to expense during 2001, 2000 and 1999 were $365,993, $303,996 and $261,763, respectively.

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(12)	Income Taxes
The components of the provision for income taxes in the consolidated statements of earnings for the years ended December 31, 2001, 2000 and 1999 are as follows:

	2001	2000	1999

Current:
Federal	$2,518,696	2,356,552	1,733,126
State	293,354	352,129	235,643
Deferred:
Federal	(305,772)	(208,558)	24,684
State	(35,614)	(12,717)	1,513

Total	$2,470,664	2,487,406	1,994,966

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

	2001	2000	1999

Pretax income at statutory rates	$2,468,327	2,343,138	1,887,217
Add (deduct):
Tax-exempt interest income	(268,094)	(234,594)	(199,106)
State taxes, net of federal effect	223,384	205,023	155,524
Non-deductible interest expense	39,909	33,905	25,796
Other	7,138	139,934	125,535

	$2,470,664	2,487,406	1,994,966

The following summarizes the net deferred tax asset, which is included as a component of other assets, at December 31, 2001 and 2000.

	2001	2000

Deferred income tax assets:
Allowance for loan losses	$1,198,007	856,367
Net unrealized losses on securities available for sale	—	14,354
Other	41,070	34,275

Total gross deferred income tax assets	1,239,077	904,996

Deferred income tax liabilities:
Premises and equipment	(284,757)	(277,702)
Net unrealized gain on securities available for sale	(214,915)	—
Other	(2,044)	(2,050)

Total gross deferred income tax liabilities	(501,716)	(279,752)

Net deferred income tax asset	$737,361	625,244

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(13)	Related Party Transactions
The Bank conducts transactions with directors and executive officers, including companies in which they have beneficial interests, in the normal course of business. It is the Bank’s policy to comply with federal regulations that require that loan transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time made for comparable loans to other persons. The following summary reflects activity for related party loans for 2001:

Beginning balance	$4,256,249
New loans	6,156,985
Repayments	(5,045,934)

Ending balance	$5,367,300

At December 31, 2001, deposits from directors, executive officers, and their related interests totaled approximately $6,482,000.

(14)	Other Operating Expenses
Components of other operating expenses which exceed 1% of total interest income and other income are as follows:

	2001	2000	1999

Professional fees	$355,018	313,023	223,413

(15)	Fair Value of Financial Instruments
The Company is required to disclose fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company’s financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company or its subsidiaries, but rather a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination, or issuance.

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

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(15)	Fair Value of Financial Instruments, continued

Commitments to Extend Credit, Standby Letters of Credit
Because commitments to extend credit and standby letters of credit are made using variable rates or for a short term, the contract value is a reasonable estimate of fair value.

Derivative Instruments
Fair value is estimated as the amount the Company would receive or pay to terminate the contract as of the reporting date. At December 31, 2001, the fair value of the contract outstanding was $0. There were no contracts outstanding at December 31, 2000.

Limitations
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on many judgements. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

The carrying amount and estimated fair values of the Company’s financial instruments at December 31, 2001 and 2000 are as follows:

	2001		2000

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and cash equivalents	$30,998,895	30,998,895	11,937,664	11,937,664
Securities available for sale	$54,934,146	54,934,146	39,959,015	39,959,015
Securities held to maturity	$2,000,000	2,034,600	1,000,000	720,000
Loans	$249,560,369	251,334,812	224,985,971	223,119,016
Liabilities:
Deposits	$280,531,128	283,125,277	233,810,863	233,972,561
Federal Home Loan Bank advances	$35,000,000	36,990,382	25,000,000	25,628,417
Other borrowings	$1,282,000	1,282,000	1,300,000	1,300,000
Federal funds purchased	$—	—	600,000	600,000

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(16)	WGNB Corp. (Parent Company Only) Financial Information

Balance Sheets

December 31, 2001 and 2000

	2001	2000

Assets
Cash	$708,569	463,095
Investment in Bank	28,726,314	25,424,161
Investment in WGCS	270,638	246,899
Funds due from WGCS	1,282,000	1,300,000
Other assets	19,238	7,333

	$31,006,759	27,441,488

Liabilities and Stockholders’ Equity
Dividends payable	$459,901	405,963
Line of credit	1,282,000	1,300,000
Other liabilities	60,531	48,512

Total liabilities	1,802,432	1,754,475
Stockholders’ equity	29,204,327	25,687,013

	$31,006,759	27,441,488

Statements of Earnings

For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Dividends from Bank	$1,954,115	1,721,185	2,143,871
Other income	82,338	41,617	33,747
Other expense	(157,314)	(125,655)	(34,532)

Earnings before equity in undistributed earnings of subsidiaries	1,879,139	1,637,147	2,143,086
Equity in undistributed earnings (loss) of WGCS	23,739	(89,272)	(155,568)
Equity in undistributed earnings of Bank	2,886,243	2,856,302	1,568,154

Net earnings	$4,789,121	4,404,177	3,555,672

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(16)	WGNB Corp. (Parent Company Only) Financial Information, continued

Statements of Cash Flows

For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Cash flows from operating activities:
Net earnings	$4,789,121	4,404,177	3,555,672
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in undistributed earnings of Bank	(2,886,243)	(2,856,302)	(1,568,154)
Equity in undistributed earnings of WGCS	(23,739)	89,272	155,568
Change in other assets	(11,904)	703	1,431
Change in other liabilities	37,645	73,305	25,937

Net cash provided by operating activities	1,904,880	1,711,155	2,170,454

Cash flows from investing activities:
Investment in WGCS	—	—	(100,053)
Purchase of premises and equipment	—	—	(3,000)

Net cash used by investing activities	—	—	(103,053)

Cash flows from financing activities:
Proceeds from borrowings	372,000	1,220,000	25,000
Payments on borrowings	(390,000)	(270,000)	(275,000)
Loan to WGCS	(372,000)	(1,220,000)	(25,000)
Payments received from WGCS	390,000	270,000	275,000
Dividends paid	(1,651,553)	(1,402,784)	(1,297,189)
Exercise of stock options	47,512	7,015	31,365
Retirement of common stock	(55,365)	(287,038)	(855,837)

Net cash used by financing activities	(1,659,406)	(1,682,807)	(2,121,661)

Increase (decrease) in cash	245,474	28,348	(54,260)
Cash at beginning of year	463,095	434,747	489,007

Cash at end of year	$708,569	463,095	434,747

Supplemental disclosure of non-cash financing activities:
Change in dividends payable	$(53,938)	(68,675)	(3,371)
Changes in unrealized gains (losses) on securities available for sale, net of tax, of Bank	$416,099	1,016,950	(1,381,815)
Transfer of tax benefit from WGNB to WGCS	$—	—	96,765
Issuance of common stock to directors in lieu director’s fees	$25,438	24,793	26,158

