Form 10-Q
period 2002-03-31
WGNB CORP
filed 2002-05-14
CIK 1115568

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 000-30805

WGNB CORP.

(Exact name of registrant as specified in its charter)

Georgia (State of Incorporation)	58-1640130 (I.R.S. Employer Identification No.)

201 Maple Street
P.O. Box 280
Carrollton, Georgia 30117
(Address of principal executive offices)

(770) 832-3557
(Registrants’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 10, 2002

Common Stock, $1.25 par value	3,306,733

WGNB CORP.

Part I – Financial Information

Item 1. Financial Statements

         The unaudited financial statements of WGNB Corp. (the “Company”) are set forth on the following pages. All adjustments have been made which, in the opinion of management, are necessary in order to make the financial statements not misleading.

WGNB CORP.
Consolidated Balance Sheets

March 31, 2002
(unaudited)

	For the Period Ended

Assets	March 31,	December 31,
	2002	2001

Cash and cash due from banks, including reserve requirements of $100,000	$8,778,910	$11,314,895

Federal funds sold	16,152,000	19,684,000

Cash and cash equivalents	24,930,910	30,998,895

Securities available for sale	56,306,140	54,934,146

Securities held to maturity	3,000,000	2,000,000

Loans, net	251,261,278	249,560,369

Premises and equipment, net	6,265,792	6,306,346

Accrued interest receivable	2,017,702	1,936,980

Other assets	4,725,930	4,485,301

	$348,507,752	$350,222,037

Liabilities and Stockholders’ Equity

Deposits:

Demand	$34,481,895	$32,972,953

Interest bearing demand	109,111,651	109,464,714

Savings	8,915,967	8,235,588

Time	84,532,079	88,363,915

Time, over $100,000	41,212,745	41,493,958

Total deposits	278,254,337	280,531,128

Federal Home Loan Bank advances	35,000,000	35,000,000

Other borrowings	1,142,000	1,282,000

Accrued interest payable	1,502,283	1,895,387

Other liabilities	2,699,948	2,309,195

Total liabilities	318,598,568	321,017,710

Stockholders’ equity:

Common stock, $1.25 par value, 10,000,000 shares authorized; 3,106,733 and 3,100,355 shares issued and outstanding	3,883,416	3,875,444

Additional paid-in capital	850,719	829,324

Retained earnings	24,881,689	24,111,323

Accumulated comprehensive income	293,360	388,236

Total stockholders’ equity	29,909,184	29,204,327

	$348,507,752	$350,222,037

See accompanying notes to consolidated financial statements.

WGNB CORP.
Consolidated Statements of Earnings

For the Three Months Ended March 31, 2002 and 2001
(unaudited)

	For the Three Months
	Ended March 31,
	2002	2001

Interest income:

Interest and fees on loans	$5,174,801	$5,758,923

Interest on federal funds sold	89,294	111,262

Interest on investment securities:

U.S. Government agencies	429,152	444,720

State, county and municipal	300,887	173,839

Other	101,796	56,287

Total interest income	6,095,930	6,545,031

Interest expense:

Interest on deposits:

Demand	390,712	784,881

Savings	23,383	57,244

Time	1,506,736	1,740,199

Interest on FHLB and other borrowings	458,749	414,142

Total interest expense	2,379,580	2,996,466

Net interest income	3,716,350	3,548,565

Provision for loan losses	75,000	226,500

Net interest income after provision for loan losses	3,641,350	3,322,065

Other income:

Service charges on deposit accounts	724,720	666,550

Gain on sale of investments available for sale	3,335	—

Miscellaneous	423,042	377,228

Total other income	1,151,097	1,043,778

Other expenses:

Salaries and employee benefits	1,776,927	1,474,854

Occupancy	420,518	377,825

Other operating	756,427	688,904

Total other expenses	2,953,872	2,541,583

Earnings before income taxes	1,838,575	1,824,260

Income taxes	617,731	634,803

Net earnings	$1,220,844	$1,189,457

Basic earnings per share	$.39	$.38

Diluted earnings per share	$.39	$.38

See accompanying notes to consolidated financial statements.

WGNB CORP.
Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2002 and 2001
(unaudited)

	For the Three Months
	Ended March 31,
	2002	2001

Net earnings	$1,220,844	$1,189,457

Other comprehensive income, net of tax:

Unrealized gains on investment securities available for sale:

Unrealized gains (losses) arising during the period	(142,628)	767,483

Associated benefit (taxes)	49,920	(268,619)

Reclassification adjustment for gains	(3,335)	—

Associated taxes	1,167	—

Other comprehensive income	(94,876)	498,864

Comprehensive income	$1,125,968	$1,688,321

See accompanying notes to consolidated financial statements.

WGNB CORP.
Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2002 and 2001

	For the Three Months
	Ended March 31,
	2002	2001

Cash flows from operating activities:

Net earnings	$1,220,844	$1,189,457

Adjustments to reconcile net earnings to net cash Provided by operating activities:

Depreciation, amortization and accretion	253,139	192,606

Provision for loan losses	75,000	226,500

Provision for deferred income taxes	55,907	27,344

Gain on sale of securities available for sale	(3,335)	—

Gain on sale of premises and equipment	—	(95)

Loss on sale of other real estate	—	2,494

Change in:

Other assets	(312,047)	541,820

Other liabilities	(3,692)	77,406

Net cash provided by operating activities	1,285,816	2,257,532

Cash flows from investing activities:

Proceeds from sales of securities available for sale	4,521,376	—

Proceeds from maturities of securities available for sale	2,787,165	5,397,616

Purchases of securities available for sale	(8,882,256)	(9,380,213)

Purchases of securities held to maturity	(1,000,000)

Net change in loans	(1,775,909)	(10,222,669)

Proceeds from sale of premises and equipment	—	1,827

Purchases of premises and equipment	(155,773)	(164,614)

Build-out of other real estate owned	(11,843)	(130,288)

Proceeds from sales of other real estate	—	193,115

Net cash used by investing activities	(4,517,240)	(14,305,226)

Cash flows from financing activities:

Net change in deposits	(2,276,791)	26,136,851

Proceeds from other borrowings	—	132,000

Repayment of other borrowings	(140,000)	—

Net change in federal funds purchased	—	(600,000)

Dividends paid	(419,770)	(410,483)

Exercise of stock options	—	15,088

Retirement of common stock		(15,088)

Net cash provided (used) by financing activities	(2,836,561)	25,258,368

Change in cash and cash equivalents	(6,067,985)	13,210,674

Cash and cash equivalents at beginning of period	30,998,895	11,937,664

Cash and cash equivalents at end of period	$24,930,910	$25,148,338

See accompanying notes to consolidated financial statements.

WGNB CORP.
Consolidated Statements of Cash Flows, continued

For the Three Months Ended March 31, 2002 and 2001
(unaudited)

	For the Three Months
	Ended March 31,
	2002	2001

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$2,772,684	3,045,448

Income taxes	1,269,800	84,162

Non-cash investing and financing activities:

Change in unrealized gains on securities available for sale, net of tax	(94,876)	498,864

Change in dividends payable	30,708	8,690

Satisfaction of other liability with issuance of common stock	29,367	25,438

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

         The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company’s financial position as of March 31, 2002, and the results of its operations and its cash flows for the three-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with consolidated financial statements and the related notes and the report of independent accountants included in the Company’s filing on form 10-K which included the results of operations for the years ended December 31, 2001, 2000 and 1999.

NOTE (2) – NET EARNINGS PER SHARE

         Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

         Reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the periods ended March 31, 2002 and March 31, 2001 are as follows:

	For the three months ended March 31, 2002

	Net Earnings	Common Shares	Earnings
	(Numerator)	(Denominator)	per Share

Basic earnings per share	$1,220,844	3,103,096	$.39

Effect of dilutive securities – Stock Options		27,280	.00

Diluted earnings per share	$1,220,844	3,130,376	$.39

	For the three months ended March 31, 2001

	Net Earnings	Common Shares	Earnings
	(Numerator)	(Denominator)	per Share

Basic earnings per share	$1,189,457	3,095,729	$.38

Effect of dilutive securities – Stock Options		32,953	.00

Diluted earnings per share	$1,189,457	3,128,682	$.38

NOTE (3) – SUBSEQUENT EVENTS

         On April 10, 2002, the Company commenced a public offering of 200,000 shares of its common stock at a purchase price of $24.00 per share. The offering terminated on April 23, 2002 and proceeds in the amount of $4,800,000 were escrowed. Expenses of the offering totaled $32,221. The net proceeds of the offering were $4,767,779. The net proceeds of the offering will be used to fund the future growth and expansion of the Company and the Bank.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

         The following analysis and compares WGNB Corp.’s results of operations for the three month periods ended March 31, 2002 and 2001 and reviews important factors affecting WGNB Corp.’s financial condition at March 31, 2002, compared to December 31, 2001. These comments should be read in conjunction with the Company’s consolidated financial statements and accompanying notes appearing in this report.

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

Results of Operations

Overview

         Net earnings for the three months ended March 31, 2002 was $1,220,844, which represented an increase of $31,000, or 2.6 percent, compared to the three months ended March 31, 2001. The first quarter of 2002 earnings established another record first quarter net income for the Company. When comparing the first quarter of 2002 to the first quarter of 2001, the improved operating results are primarily attributable to increased mortgage origination revenue, an increase in net interest margin and a lower provision for loan loss. Comparing the same two quarters, operating expenses have increased from 2001 to 2002. Salaries and employee benefits have increased $302,000 or 20.5 percent and all other operating expense increased by $110,000 or 10.3 percent. Loan growth resulted in an increase of net interest income of over $168,000, or 4.7 percent, when comparing the first three months of 2002 with the same period in 2001.

Net Interest Income

         The net interest margin for the Company is beginning to stabilize after two consecutive quarters of decline. The net interest margin for the first quarter of 2002 was 4.65 percent, compared to 5.16 percent for the first quarter of 2001. The decrease of 51 basis points could have been more detrimental given the precipitous decline in rates during the last half of 2001. However, management recognized the potential impact of low rates and actively managed the balance sheet to minimize interest rate risk including the use of interest rate swaps. The actual dollar amount of net interest income actually increased by $168,000 from the first quarter ended March 31, 2001 to 2002. This is primarily attributable to an increase in average outstanding loans for the two periods of over $22 million. During that same time period, the average yield on loans decreased 169 basis points, from 9.36 percent in the first quarter of 2001 to 7.67 percent in the first quarter of 2002. The overall yield on earning assets has decreased by 185 basis points during the same time period. This decrease in the yield on earning assets was offset by a decrease in the cost of interest-bearing liabilities of 142 basis points.

Non-Interest Income and Expense

         Non-interest income increased by $107,000, or 10 percent, when comparing the first quarter of 2002 to 2001. The increase in mortgage origination fees constituted $100,000 of the difference in the two first quarter periods. All other non-interest income remained relatively flat between the two periods.

         When comparing non-interest expense for the periods ended March 31, 2002 and 2001, there was a $412,000, or 16 percent increase. That increase was made up of a $302,000 increase in salaries and benefits which was attributable to increases in the amount of $199,000 for salaries and wages, $57,000 in 401k Company matching contributions, profit sharing and bonuses and $46,000 for medical insurance and payroll taxes. The $199,000 increase in salaries and wages is attributable to increased commissions for mortgage originators, annual increases for salaried and hourly personnel and, to a lesser extent, added personnel. The $57,000 increase in 401k and profit sharing was attributable to a higher wage base and increased participation in 401k and slightly higher accruals for bonuses and profit sharing. The $46,000 increase in other benefits was primarily attributable to increases in medical insurance premiums and higher participation in the medical plan.

Income Taxes

         Income tax expense for the first three months of each year was $618,000, in 2002, and $635,000, in 2001. The effective tax rates for each of the periods ended March 31, 2002 and 2001 were 33.6 percent and 34.8 percent, respectively. The decreasing marginal rate is primarily attributable to the purchase of tax credits.

Provision and Allowance for Loan Losses

         The adequacy of the allowance for loan losses is determined through management’s informed judgment concerning the amount of risk inherent in the Company’s loan and lease portfolios. This judgment is based on such factors as the change in levels of non-performing and past due loans and leases, historical loan loss experience, borrowers’ financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions. The allowance for loan losses at March 31, 2002 was $3.7 million, or 1.46 percent, of total loans compared to $3.7 million, or 1.47 percent, of total loans at December 31, 2001. Management believes that the allowance for loan losses is adequate to absorb possible loss in the loan portfolio.

Non-Performing Assets and Past Due Loans

         Non-performing assets, comprised of real estate owned, non-accrual loans and loans for which payments are more than 90 days past due, totaled $3.3 million at March 31, 2002, compared to $2.7 million at December 31, 2001. Non-performing assets as a percentage of total loans and real estate owned at March 31, 2002 and December 31, 2001 were 1.31 percent and 1.05 percent, respectively.

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

Financial Condition

Overview

         Total assets were $348.5 million at March 31, 2002, a decrease of $1.7 million from December 31, 2001.

Assets and Funding

         At March 31, 2002, earning assets totaled $332 million, an increase of $1 million from December 31, 2001. The mix of interest earning assets has changed slightly since the end of 2001. Loans comprised 77 percent of earning assets, investment securities increased to 18 percent, and federal funds decreased to 5 percent of earning assets at March 31, 2002. The loan percentage was 77 percent, investments constituted 17 percent and federal funds were 6 percent of earning assets at December 31, 2001.

         At March 31, 2002, interest-bearing deposits decreased $3.9 million, compared to December 31, 2001. Non-interest-bearing deposits increased $1.5 million while public funds decreased $9.5 million and money markets increased $4.1 million in the first three months of 2002. Federal Home Loan Bank advances remained static at $35 million comparing the first quarter of 2002 to the year ended 2001. At March 31, 2002 and December 31, 2001, deposits represented 88 percent of interest bearing liabilities while Federal Home Bank advances and other borrowings represented 12 percent of interest-bearing liabilities.

Liquidity and Capital Resources

         Net cash provided by operating activities totaled $1.3 million for the three months ended March 31, 2002. Net cash used by investing activities totaling $4.5 million consisted primarily of a $1.8 million increase in loans and a $1.4 million increase to securities available for sale. The increase in loans and securities were funded by the liquidation of federal funds. The decrease in cash and cash equivalents for the year to date at March 31, 2002 was $6.1 million.

         Total stockholders’ equity at March 31, 2002, was 8.58 percent of total assets compared to 8.34 percent at December 31, 2001. The increase in the capital percentage is attributed to a $1 million decrease in total assets and a $700,000 increase in equity since December 31, 2001.

         Total stockholders’ equity increased by $4.7 million due to the net proceeds of an offering of shares subsequent to March 31, 2002.

         At March 31, 2002, WGNB Corp. was in compliance with various regulatory capital requirements administered by federal and state banking agencies. The following is a table representing WGNB Corp.’s consolidated Tier-1, tangible capital, and risk-based capital

	March 31, 2002

	Actual		Required		Excess
	Amount	%	Amount	%	Amount	%

Total capital (to risk-weighted assets)	$33,232	12.68%	$20,960	8.00%	$12,272	4.68%

Tier 1 capital (to risk-weighted assets)	30,036	11.46%	10,478	4.00%	19,558	7.46%

Tier 1 capital (to average assets)	30,036	8.51%	14,103	4.00%	15,933	4.51%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The Company has little or no risk related to trading accounts, commodities or foreign exchanges.

         Interest rate risk, which encompasses price risk, is the exposure of a banking organization’s financial condition and earnings ability to adverse movements in interest rates. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2001, which reflect changes in market prices and rates, can be found in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2001 under section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Asset/Liability Management.”

         Management actively monitors and manages the Company’s interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital, while adjusting the Company’s asset-liability structure to obtain the maximum yield versus cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. Management believes that there have been no significant changes in the Company’s market risk exposure since December 31, 2001.

Part II – Other Information

Item 1. Legal Proceedings

         There are no material, pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2. Changes in Securities and Use of Proceeds

         (a)  Not applicable.

         (b)  Not applicable.

         (c)  The Company issued the following securities during the quarter ended March 31, 2002 without registering the securities under the Securities Act, pursuant to the exemption provided in Section 4(2) thereof, as a transaction not involving a public offering:

         Directors may elect to receive compensation for their services to the Company and West Georgia National Bank, a wholly-owned subsidiary of the Company (the “Bank”), in shares of the Company’s Common Stock or cash. During the quarter ended March 31, 2002, certain directors of the Bank received 1,211 shares in payment of deferred director compensation for an aggregate consideration owed to them by the Bank of $29,367.

         Options to purchase 17,272 shares of Common Stock were granted during the quarter to individuals pursuant to the Company’s Incentive Stock Option Plan having a weighted average exercise price of $24.00. These options may be exercised anytime beginning five years from the date of grant and ending ten years from the date of grant at which point they expire. A total of 7,512 options were exercised in the first quarter of 2002, at a weighted average exercise price of $8.69.

         (d)  On March 28, 2002, the Company’s Registration Statement on Form S-1, pursuant to which the Company registered 200,000 shares of its Common Stock for sale to the public, was declared effective by the Securities and Exchange Commission under Registration No. 333-84140. On April 10, 2002, the Company commenced the public offering of these 200,000 shares, at a purchase price of $24.00 per share, or an aggregate amount of $4,800,000. The offering was conducted through the Company’s officers and directors on a best-efforts basis without compensation. The entire 200,000 shares subject to the registration statement was sold, and the offering was terminated, on April 23, 2002. The Company expected to receive net proceeds of $4,729,000, after deducting legal, accounting and printing expenses of approximately $71,000. As of the date of this Report, proceeds of the offering in the amount of $4,800,000 less offering expenses paid to date in the amount of $32,221 are in escrow at the Bank and are invested in federal funds.

         (e)  During the first quarter of 2002, the Company declared and paid quarterly cash dividends amounting to 14.50 cents per share. The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements

Item 3. Defaults Upon Senior Securities

         Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

         The Company held its 2002 annual meeting of shareholders on March 13, 2002. The shareholders were asked to elect W. T. Green, Jr., L.J. Joyner , R. David Perry, J. Thomas Vance, Charles M. Willis, Sr. to serve as Class II directors on the Company’s Board of Directors, each for a three-year term. Votes cast for the election of Class II directors were 2,203,474, with none opposed, for all candidates.

         There were no Broker non-votes or abstentions. The following persons also continue to serve as directors: L. Richard Plunkett, Thomas T. Richards, Oscar W. Roberts, III and Joe Whit Walker (all Class I directors) and L. Leighton Alston, G. Woodfin Cole, Richard A. Duncan, Dr. Thomas E. Reeve, III and Frank T. Thomasson, III (all Class III directors).

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of this Report:

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-SB filed June 14, 2000 (the “Form 10-SB”).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Form 10-SB).

4.1	See exhibits 3.1 and 3.2 for provisions of Company’s Articles of Incorporation and Bylaws Defining the Rights of Shareholders.

4.2	Specimen certificate representing shares of Common Stock (Incorporated by reference to Exhibit 4.2 to the Form 10-SB).

4.3	Rights Agreement dated as of February 12, 1997 between the Company and SunTrust Bank, Atlanta (Incorporated by reference to Exhibit 4.3 to the Form 10-SB).

(b)	Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2002

WGNB CORP

	By:	/s/ L. Leighton Alston

L. Leighton Alston

President and CEO

	By:	/s/ Steven J. Haack

Steven J. Haack

Treasurer

Principal Financial Officer