Form 10-Q
period 2002-06-30
WGNB CORP
filed 2002-08-13
CIK 1115568

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 000-30805

WGNB CORP.

(Exact name of registrant as specified in its charter)

Georgia (State of Incorporation)	58-1640130 (I.R.S. Employer Identification No.)

201 Maple Street
P.O. Box 280
Carrollton, Georgia 30112

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 29, 2002

Common Stock, $1.25 par value	3,306,733

Part I – Financial Information
Item 1. Financial Statements
Consolidated Balance Sheet
Consolidated Statements of Earnings
Consolidated Statements of Comprehensive Income
Consolidated Statements of Earnings
Consolidated Statements of Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Part II – Other Information
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Amendment to Employment Agreement
Amendment to Bonus and Stock Option Agreement
Incentive Stock Option Agreement
Amendment to Employment Agreement
Incentive Stock Option Agreement
Amendment to Employment Agreement
Second Amendment to Bonus and Stock Option
Incentive Stock Option Agreement
Amendment to Employment Agreement
Amendment to Bonus and Stock Option Agreement
Incentive Stock Option Agreement
Amendment to Employment Agreement
Amendment to Bonus and Stock Option Agreement
Incentive Stock Option Agreement
Section 906 Certification of the CEO
Section 906 Certification of the CFO

WGNB CORP.

Part I – Financial Information

Item 1. Financial Statements

     The unaudited financial statements of WGNB Corp. (the “Company”) are set forth on the following pages. All adjustments have been made which, in the opinion of management, are necessary in order to make the financial statements not misleading.

WGNB CORP.

Consolidated Balance Sheet

June 30, 2002
(unaudited)

	For the Period Ended

	June 30, 2002	December 31, 2001

Assets
Cash and due from banks, including reserve requirements of $100,000	$14,593,755	11,314,895
Federal funds sold	9,570,000	19,684,000

Cash and cash equivalents	24,163,755	30,998,895
Securities available for sale	55,725,674	54,934,146
Securities held to maturity	3,000,000	2,000,000
Loans, net	252,191,715	249,560,369
Premises and equipment, net	6,203,210	6,306,346
Accrued interest receivable	2,048,384	1,936,980
Other assets	4,144,827	4,485,301

	$347,477,565	350,222,037

Liabilities and Stockholders’ Equity
Deposits:
Demand	$35,426,476	32,972,953
Interest bearing demand	111,303,422	109,464,714
Savings	9,091,467	8,235,588
Time	80,026,353	88,363,915
Time, over $100,000	35,570,595	41,493,958

Total deposits	271,418,313	280,531,128
Federal Home Loan Bank advances	35,000,000	35,000,000
Other borrowings	932,000	1,282,000
Accrued interest payable	1,387,967	1,895,387
Other liabilities	2,519,075	2,309,195

Total liabilities	311,257,355	321,017,710

Stockholders’ equity:
Common stock, $1.25 par value, 10,000,000 shares authorized; 3,306,733 and 3,105,355 shares issued and outstanding	4,133,416	3,875,444
Additional paid-in capital	5,366,373	829,324
Retained earnings	25,709,334	24,111,323
Accumulated comprehensive income	1,011,087	388,236

Total stockholders’ equity	36,220,210	29,204,327

	$347,477,565	350,222,037

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Earnings

For the Three Months Ended June 30, 2002 and 2001
(unaudited)

	For the Three Months Ended

	June 30, 2002	June 30, 2001

Interest income:
Interest and fees on loans	$5,136,541	6,027,733
Interest on federal funds sold	55,646	97,551
Interest on investment securities:
U.S. Government agencies	426,915	446,162
State, county and municipal	298,824	202,705
Other	106,581	57,997

Total interest income	6,024,507	6,832,148

Interest expense:
Interest on deposits:
Demand	380,601	740,234
Savings	24,238	61,587
Time	1,273,004	1,841,993
Interest on FHLB and other borrowings	454,978	468,092

Total interest expense	2,132,821	3,111,906

Net interest income	3,891,686	3,720,242
Provision for loan losses	75,000	228,000

Net interest income after provision for loan losses	3,816,686	3,492,242

Other income:
Service charges on deposit accounts	780,746	733,316
Miscellaneous	416,866	350,589

Total other income	1,197,612	1,083,905

Other expenses:
Salaries and employee benefits	1,767,389	1,576,687
Occupancy	415,521	367,426
Other operating	839,419	704,661

Total other expenses	3,022,329	2,648,774

Earnings before income taxes	1,991,969	1,927,373
Income taxes	676,581	673,401

Net earnings	$1,315,388	1,253,972

Basic earnings per share	$.40	$.40

Diluted net earnings per share	$.40	$.40

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Comprehensive Income

For the Three Months Ended June 30, 2002 and 2001
(unaudited)

	For the Three Months Ended

	June 30, 2002	June 30, 2001

Net earnings	$1,315,388	1,253,972
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale:
Unrealized gains (losses) arising during the period	1,106,604	(164,756)
Associated benefit (taxes)	(365,179)	57,665
Reclassification adjustment for gains	(35,370)	—
Associated taxes	11,672	—

Other comprehensive income (loss)	717,727	(107,091)

Comprehensive income	$2,033,115	1,146,881

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Earnings

For the Six Months Ended June 30, 2002 and 2001
(unaudited)

	For the Six Months Ended

	June 30, 2002	June 30, 2001

Interest income:
Interest and fees on loans	$10,311,342	11,786,656
Interest on federal funds sold	144,940	208,813
Interest on investment securities:
U.S. Government agencies	856,067	890,882
State, county and municipal	599,711	376,544
Other	208,377	114,284

Total interest income	12,120,437	13,377,179

Interest expense:
Interest on deposits:
Demand	771,313	1,525,115
Savings	47,621	118,831
Time	2,779,740	3,582,192
Interest on FHLB and other borrowings	913,727	882,234

Total interest expense	4,512,401	6,108,372

Net interest income	7,608,036	7,268,807
Provision for loan losses	150,000	454,500

Net interest income after provision for loan losses	7,458,036	6,814,307

Other income:
Service charges on deposit accounts	1,505,737	1,399,866
Miscellaneous	847,743	727,817

Total other income	2,353,480	2,127,683

Other expenses:
Salaries and employee benefits	3,544,316	3,051,541
Occupancy	836,039	745,251
Other operating	1,600,617	1,393,565

Total other expenses	5,980,972	5,190,357

Earnings before income taxes	3,830,544	3,751,633
Income taxes	1,294,312	1,308,204

Net earnings	$2,536,232	2,443,429

Net earnings per share	$.80	.79

Diluted net earnings per share	$.79	.78

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Comprehensive Income

For the Six Months Ended June 30, 2002 and 2001
(unaudited)

	For the Six Months Ended

	June 30, 2002	June 30, 2001

Net earnings	$2,536,232	2,443,429
Other comprehensive income, net of tax:
Unrealized gains on investment securities available for sale:
Unrealized gains arising during the period	968,333	607,943
Associated taxes	(319,550)	(216,170)
Reclassification adjustment for gains	(38,705)	—
Associated benefit	12,773	—

Other comprehensive income	622,851	391,773

Comprehensive income	$3,159,083	2,835,202

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2002 and 2001
(unaudited)

	For the Six Months Ended

	June 30, 2002	June 30, 2001

Cash flows from operating activities:
Net earnings	$2,536,232	2,443,429
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	543,494	380,378
Provision for loan losses	150,000	454,500
Provision for deferred income taxes	(298,159)	90,717
Gain on sale of securities available for sale	(38,705)	—
Loss on sale of other real estate	7,244	—
Change in:
Other assets	93,704	(438,273)
Other liabilities	(352,758)	582,915

Net cash provided by operating activities	2,641,052	3,513,666

Cash flows from investing activities:
Proceeds from sales of securities available for sale	6,368,385	—
Proceeds from maturities of securities available for sale	6,305,875	10,655,921
Purchases of securities available for sale	(12,649,813)	(13,784,725)
Purchase of securities held to maturity	(1,000,000)	—
Net change in loans	(2,781,346)	(28,923,472)
Purchases of premises and equipment	(275,172)	(543,954)
Capital expenditures for other real estate	(11,843)	(137,881)
Proceeds from sales of other real estate	118,519	292,490

Net cash used by investing activities	(3,925,395)	(32,441,621)

Cash flows from financing activities:
Net change in deposits	(9,112,815)	30,268,189
Federal Home Loan Bank advances	—	10,000,000
Net change in federal funds purchased	—	(600,000)
Proceeds from other borrowings	—	132,000
Repayment of other borrowings	(350,000)	(135,000)
Dividends paid	(853,636)	(830,005)
Issuance of common stock, net	4,765,654
Exercise of stock options	—	20,743
Retirement of common stock	—	(15,088)

Net cash (used) provided by financing activities	(5,550,797)	38,840,839

Change in cash and cash equivalents	(6,835,140)	9,912,884
Cash and cash equivalents at beginning of period	30,998,895	11,937,664

Cash and cash equivalents at end of period	$24,163,755	21,850,548

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Cash Flows, continued

For the Six Months Ended June 30, 2002 and 2001
(unaudited)

	For the Six Months Ended

	June 30, 2002		June 30, 2001

Supplemental disclosure of cash flow information:
Cash paid during the quarter for:
Interest	$5,019,821		6,066,936
Income taxes	1,818,950		1,438,838
Non-cash investing and financing activities:
Change in unrealized gains on securities available for sale, net of tax	622,851		391,773
Change in dividends payable	84,585		25,481
Satisfaction of other liability with issuance of common stock		29,367		25,438

See accompanying notes to consolidated financial statements.

WGNB Corp.
Notes to Consolidated Financial Statements

June 30, 2002
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

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company’s financial position as of June 30, 2002, and the results of its operations and its cash flows for the six-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with consolidated financial statements and the related notes and the report of independent accountants included in the Company’s filing on Form 10-K which included the results of operations for the years ended December 31, 2001, 2000 and 1999.

(2)	Net Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

Reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the periods ended June 30, 2002 and June 30, 2001 are as follows:

	For the six months ended June 30, 2002

			Earnings
	Net Earnings	Common Shares	per Share

Basic earnings per share	$2,536,232	3,181,168	$.80
Effect of dilutive securities – Stock Options	—	28,712	(.01)

Diluted earnings per share	$2,536,232	3,209,880	$.79

	For the six months ended June 30, 2001

			Earnings
	Net Earnings	Common Shares	per Share

Basic earnings per share	$2,443,429	3,096,889	$.79
Effect of dilutive securities – Stock Options	—	32,500	(.01)

Diluted earnings per share	$2,443,429	3,129,389	$.78

WGNB Corp.

Notes to Consolidated Financial Statements

June 30, 2002
(unaudited)

(2)	Net Earnings Per Share, continued

	For the quarter ended June 30, 2002

			Earnings
	Net Earnings	Common Shares	per Share

Basic earnings per share	$1,315,388	3,258,381	$.40
Effect of dilutive securities – Stock Options	—	25,970	—

Diluted earnings per share	$1,315,388	3,284,351	$.40

	For the quarter ended June 30, 2001

			Earnings
	Net Earnings	Common Shares	per Share

Basic earnings per share	$1,253,972	3,099,653	$.40
Effect of dilutive securities – Stock Options	—	35,924	—

Diluted earnings per share	$1,253,972	3,135,577	$.40

(3)	Issuance of Common Stock

On April 10, 2002, the Company commenced a public offering of 200,000 shares of its common stock at a purchase price of $24.00 per share, or an aggregate amount of $4,800,000. The offering was conducted through the Company’s officers and directors on a best-efforts basis without compensation. The entire 200,000 shares subject to the registration statement were sold and the offering was terminated on April 23, 2002. As of June 30, 2002, the Company received net proceeds from the offering of $4,765,654, representing total offering proceeds of $4,800,000, less offering expenses of $34,346.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

     The following analysis compares WGNB Corp’s results of operations for the quarterly and six month periods ended June 30, 2002 and 2001 and reviews the important factors affecting WGNB Corp.’s financial condition at June 30, 2002 compared to December 31, 2001. These comments should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes appearing elsewhere in this report.

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

Results of Operations

Overview

     Net earnings for the six months ended June 30, 2002 were $2.5 million, which represented an increase of $92,800 or 3.8 percent compared to the six months ended June 30, 2001. Net earnings per diluted common share increased only slightly from $.78 per share to $.79 per share when comparing the same two periods. Net earnings for the second quarter ended June 30, 2002 were $1.3 million compared to $1.2 million for the second quarter of 2001. The company’s operating results have remained consistent despite continued low interest rates and a stalling economy. The interest margin has rebounded from 4.37 percent as of December 31, 2001 to 4.93 percent as of June 30, 2002. The increase in the interest margin is primarily due to a decrease of 55 basis points in cost of funds during the same time period. However, management’s analysis continues to show that the Company’s loan loss reserve has adequately provided for any inherent risk in the loan portfolio. Mortgage origination fees attributable to continued refinancing activity has had a positive impact on earnings. Mortgage origination fee income increased by $139,000 or 48.5 percent when comparing the first six months of 2002 to 2001, and increased by $38,000 or 23.6 percent when comparing the second quarters ended June 30, 2002 and 2001.

Net Interest Income

     The Company’s year-to-date second quarter 2002 net interest margin exceeded that of the same period in 2001 by $339,000 or 4.7 percent. This is primarily attributable to growth in interest-bearing assets in excess of interest-bearing liabilities and the cost of funds for the period declining approximately 150 basis points. Based on average balances, interest-bearing assets increased by approximately $38 million while interest bearing liabilities increased approximately $31 million. The decrease in the cost of funds is attributable to the sharp decline in market interest rates over the last year and a change in the deposit mix. Average non-interest-bearing deposits have increased by $2.6 million while lower yielding transaction and savings accounts have increased by $15.5 million. Additionally, while average time deposits increased by $8 million, these new accounts were priced at the current lower yields offered by the Bank. Similar trends hold true when comparing quarterly net interest income for the second quarters ended 2002 and 2001.

     Because of the large increase in transaction accounts, the Bank has not chosen to lead the market in certificate of deposit rates. This is important because loan volume has slowed in the first six months of 2002 when compared to the same period in 2001. As rates on loans decline, they can be matched with lower costing transaction accounts rather than certificates of deposit. This has the effect of stabilizing the Company’s interest margin despite the lower interest rates earned on loans.

Non-Interest Income and Expense

     Non-interest income for the first six months of 2002 has increased $226,000 or 11 percent when compared to the first six months of 2001. Service charges on deposit accounts has increased $106,000 or 8 percent during the first six months of 2002 compared to the first six months of 2001. This increase was due primarily to increased income from non-sufficient funds charges. Miscellaneous other income includes residential mortgage loan origination fees as well as other fees, gains and losses. The decline in market interest rates has been beneficial to the Bank’s ability to generate mortgage loan origination fees. Mortgage loan origination fees for the first six months of 2002 have outpaced the same period in 2001 by $139,000 or 49 percent.

     Non-interest income for the second quarter ended June 30, 2002 increased $114,000 or 10 percent when compared to the second quarter ended 2001. The increase was primarily attributable to a service charges on deposit accounts increase of $47,000 or 6 percent and a mortgage origination fee income increase of $38,000 or 24 percent.

     Non-interest expense increased $791,000 or 15 percent in the first two quarters of 2002 compared to the same period in 2001. Salaries and employee benefits increased $493,000, a 16 percent increase over the first six months of 2001. This increase is primarily due to increased commissions for mortgage originators, additional staff at the Douglasville branch, annual salary increases, increased group insurance costs and increased profit sharing accruals. The Bank increased its full time equivalent employee count from 131 in June of 2001 to 141 in June of 2002.

     Occupancy expenses increased $91,000 or 12 percent year-to-date from 2001 to 2002. This is attributable to a full six months of occupancy in the Bank’s Douglasville branch in the first half of 2002 (which was not the case in the first half of 2001 since the Douglasville branch did not open until July 2001). Other operating expenses increased $207,000 or 15 percent. The increase in other operating expenses is attributable to fees associated with the bounce protection program and legal and other professional fees related to business development.

     Comparing non-interest expense quarter to quarter, similar increases hold true. Total non-interest expense increased $374,000 or 14 percent comparing the second quarters ended 2002 and 2001. Salaries and benefits accounted for $191,000 of the increase and other operating expenses, including legal and professional expenses, accounted for $135,000 of the increase.

Income Taxes

     Income tax expense for the first six months of 2002 was $1.3 million compared to $1.3 million for the same period in 2001. The effective tax rate for each of the periods ended June 30, 2002 was 34 percent and 2001 was 35 percent. The reduced marginal rate is due to the purchase of state tax credits.

Provision and Allowance for Loan Losses

     The adequacy of the allowance for loan losses is determined through management’s informed judgment concerning the amount of risk inherent in the Company’s loan portfolio. This judgment is based on such factors as the change in levels of non-performing and past due loans, historical loan loss experience, borrowers’ financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions. The allowance for loan losses at June 30, 2002 was $3.7 million or 1.46 percent of total loans compared to $3.7 million or 1.47 percent of total loans at December 31, 2001. The Bank has begun to see some impact of the slowing economy on some borrowers’ ability to repay, however, management believes that the allowance for loan losses is adequate to absorb possible loss in the loan portfolio.

Non-Performing Assets and Past Due Loans

     Non-performing assets, comprised of real estate owned, non-accrual loans and loans for which payments are more than 90 days past due, totaled $2,854,000 at June 30, 2002 compared to $1,356,000 at June 30, 2001. Non-performing assets as a percentage of total loans and real estate owned at June 30, 2002 and June 30, 2001 were 1.1 percent and .5 percent, respectively.

     The Company has a loan review function that continually monitors selected loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. The loan review function also identifies loans with high degrees of credit or other risks. The focus of loan review, as well as management, is to maintain a low level of non-performing assets and return current non-performing assets to earning status. Management is unaware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on liquidity, capital resources or operations.

Financial Condition

Overview

     Total assets were $347 million at June 30, 2002, a decrease of $2.7 million or .8 percent from December 31, 2001.

Assets and Funding

     At June 30, 2002 earning assets totaled $325 million, a decrease of $6.6 million from December 31, 2001. The mix of interest earning assets has changed slightly since the beginning of 2002. As a percentage of interest earning assets, loans increased to 78 percent and investment securities and federal funds increased to 22 percent at June 30, 2002, as compared to loans of 76 percent and investments and federal funds of 24 percent at December 31, 2001. The primary reason for the change in the mix is a decrease in federal funds of $10 million resulting from a decrease in total deposits of more than $9 million.

     At June 30, 2002, interest-bearing deposits decreased $11.6 million compared to December 2001. Non-interest-bearing deposits increased $2.5 million in the first six months of 2002 while certificates of deposit decreased by $14.3 million. As previously discussed, the transition in the deposit mix is the result of the sharp decline in deposit rates. On December 31, 2001, transaction and savings accounts constituted 54 percent and certificates of deposits accounted for 46 percent of total deposits. By the end of June, 2002, transaction and savings accounts made up 57 percent and certificates of deposit amounted to 43 percent of total deposits. At June 30, 2002, deposits represented 87 percent of interest-bearing liabilities and other borrowings, including Federal Home Loan Bank advances, which represented 13 percent of the total.

Liquidity and Capital Resources

     Net cash provided by operating activities totaled $2.6 million for the six months ended June 30, 2002. Net cash used by investing activities totaling $3.9 million and consisted primarily of purchases of securities net of sales and maturities of $976,000 and a $2.8 million increase in loans outstanding. The increases in loans and purchase of securities were funded by existing cash on the balance sheet. Net cash used by financing activities was $5.6 million which was due to a decrease in total deposits of $9.1 million offset by net offering proceeds of $4.8 million. The net decrease in cash and cash equivalents for the year-to-date at June 30, 2002 was $6.8 million.

     Total stockholders’ equity at June 30, 2002 was 10.42 percent of total assets compared to 8.34 percent at December 31, 2001. The sharp increase in the capital percentage is attributed to the Company’s $4.8 million common stock offering which closed in April 2002.

     At June 30, 2002, WGNB Corp. was in compliance with various regulatory capital requirements administered by federal and state banking agencies. The following is a table representing WGNB Corp.’s consolidated Tier-1, tangible capital, and risk-based capital.

			June 30, 2002

	Actual		Required		Excess
	Amount	%	Amount	%	Amount	%

Total capital (to risk-weighted assets)	$38,393	14.77%	$20,797	8.00%	$17,596	6.77%
Tier 1 capital (to risk-weighted assets)	35,209	13.54%	10,398	4.00%	24,811	9.54%
Tier 1 capital (to average assets)	35,209	10.13%	13,893	4.00%	21,316	7.05%

Off Balance Sheet Risks

     Through the operations of the Bank, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time. At June 30, 2002, the Bank had issued commitments to extend credit of $43,390,000 through various types of commercial lending arrangements and additional commitments through standby letters of credit of $885,874. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The Company manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The Company has little or no risk related to trading accounts, commodities and foreign exchanges.

     Interest rate risk, which encompasses price risk, is the exposure of a banking organization’s financial condition and earnings ability to adverse movements in interest rates. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2001, which reflected changes in market prices and rates, can be found in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2001 under section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Asset/Liability Management.”

     Management actively monitors and manages the Company’s interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital, while adjusting the Company’s asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates may not have proportional impact on interest sensitive assets and liabilities. Management believes that there have been no significant changes in the Company’s market risk exposure since December 31, 2001.

Part II – Other Information

Item 1. Legal Proceedings

     There are no material, pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2. Changes in Securities and Use of Proceeds

     (a)  Not applicable.

     (b)  Not applicable.

     (c)  Not applicable.

     (d)  On March 28, 2002, the Company’s Registration Statement on Form S-1, pursuant to which the Company registered 200,000 shares of its Common Stock for sale to the public, was declared effective by the Securities and Exchange Commission under Registration No. 333-84140. On April 10, 2002, the Company commenced the public offering of these 200,000 shares, at a purchase price of $24.00 per share, or an aggregate amount of $4,800,000. The offering was conducted through the Company’s officers and directors on a best-efforts basis without compensation. The entire 200,000 shares subject to the registration statement was sold, and the offering was terminated on April 23, 2002. As of June 30, 2002, gross proceeds received from the offering totaled $4,800,000. The Company received net proceeds from the offering of $4,765,654 after deducting offering expenses of $34,346. The proceeds were invested in a corporate bond with a book value of $646,586 as of June 30, 2002 and the remainder is invested in federal funds.

     During the second quarter of 2002, the Company declared and paid quarterly cash dividends amounting to 14.75 cents per share. The declaration of dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-SB filed June 14, 2000 (the “Form 10-SB”).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Form 10-SB)

4.1	See exhibits 3.1 and 3.2 for provisions of Company’s Articles of Incorporation and Bylaws Defining the Rights of Shareholders

4.2	Specimen certificate representing shares of Common Stock (Incorporated by reference to Exhibit 4.2 to the Form 10-SB)

4.3	Rights Agreement dated as of February 12, 1997 between the Company and SunTrust Bank, Atlanta (Incorporated by reference to Exhibit 4.3 to the Form 10-SB)

10.1*	Amendment to Employment Agreement dated May 30, 2002 between the Company and L. Leighton Alston

10.2*	Amendment to Bonus and Stock Option Agreement dated June 17, 2002 between the Company and L. Leighton Alston

10.3*	Incentive Stock Option Agreement dated March 12, 2002 between the Company and L. Leighton Alston

10.4*	Amendment to Employment Agreement dated April 11, 2002 between the Company and Richard A. Duncan

10.5*	Incentive Stock Option Agreement dated March 12, 2002 between the Company and Richard A. Duncan

10.6*	Amendment to Employment Agreement dated April 11, 2002 between the Company and H.B. Lipham, III

10.7*	Second Amendment to Bonus and Stock Option Agreement dated June 17, 2002 between the Company and H.B. Lipham, III

10.8*	Incentive Stock Option Agreement dated March 12, 2002 between the Company and H.B. Lipham, III

10.9*	Amendment to Employment Agreement dated April 11, 2002 between the Company and W. Galen Hobbs, Jr.

10.10*	Amendment to Bonus and Stock Option Agreement dated May 30, 2002 between the Company and W. Galen Hobbs, Jr.

10.11*	Incentive Stock Option Agreement dated March 12, 2002 between the Company and W. Galen Hobbs, Jr.

10.12*	Amendment to Employment Agreement dated April 11, 2002 between the Company and Steven J. Haack

10.13*	Amendment to Bonus and Stock Option Agreement dated April 26, 2002 between the Company and Steven J. Haack

10.14*	Incentive Stock Option Agreement dated March 12, 2002 between the Company and Steven J. Haack

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 8, 2002
WGNB CORP.

	By:	/s/ L. Leighton Alston

L. Leighton Alston President and CEO

	By:	/s/ Steven J. Haack

Steven J. Haack Treasurer Principal Financial Officer