Form 10-Q
period 2002-09-30
WGNB CORP
filed 2002-11-12
CIK 1115568

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 000-30805

WGNB CORP

(Exact name of registrant as specified in its charter)

Georgia	58-1640130

(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 5, 2002
Common Stock, $1.25 par value	3,306,733

WGNB CORP.

Part I – Financial Information

Item 1.     Financial Statements

     The unaudited financial statements of WGNB Corp. (the “Company”) are set forth on the following pages. All adjustments have been made which, in the opinion of management, are necessary in order to make the financial statements not misleading.

WGNB CORP.

Consolidated Balance Sheet

	For the Period Ended

	September 30, 2002	December 31, 2001
	(Unaudited)	(Audited)

Assets
Cash and cash due from banks, including reserve requirements of $100,000	$11,039,247	11,314,895
Federal funds sold	11,837,000	19,684,000

Cash and cash equivalents	22,876,247	30,998,895
Securities available for sale	53,548,546	54,934,146
Securities held to maturity	3,000,000	2,000,000
Loans, net	269,357,174	249,560,369
Premises and equipment, net	6,081,357	6,306,346
Accrued interest receivable	1,946,670	1,936,980
Other assets	4,562,896	4,485,301

	$361,372,890	350,222,037

Liabilities and Stockholders’ Equity
Deposits:
Demand	$37,051,647	32,972,953
Interest bearing demand	111,235,449	109,464,714
Savings	8,631,570	8,235,588
Time	80,423,606	88,363,915
Time, over $100,000	36,111,989	41,493,958

Total deposits	273,454,261	280,531,128
Federal Home Loan Bank advances	45,000,000	35,000,000
Other borrowings	767,000	1,282,000
Accrued interest payable	1,203,120	1,895,387
Other liabilities	3,115,199	2,309,195

Total liabilities	323,539,580	321,017,710

Stockholders’ equity:
Common stock, $1.25 par value, 10,000,000 shares authorized; 3,306,733 and 3,100,355 shares issued and outstanding	4,133,416	3,875,444
Additional paid-in capital	5,367,173	829,324
Retained earnings	26,879,464	24,111,323
Accumulated comprehensive income	1,453,257	388,236

Total stockholders’ equity	37,833,310	29,204,327

	$361,372,890	350,222,037

See accompanying notes to consolidated financial statements.

WGNB CORP.
Consolidated Statements of Earnings
For the Three and Nine Months Ended September 30, 2002 and 2001
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30

	2002	2001	2002	2001

Interest income:
Interest and fees on loans	$5,318,718	5,867,061	15,633,769	17,653,717
Interest on federal funds sold	24,461	156,891	169,401	365,704
Interest on investment securities:
U.S. Government agencies	375,700	375,048	1,231,767	1,265,930
State, county and municipal	277,606	247,745	877,317	624,289
Other	115,366	60,103	323,743	174,387

Total interest income	6,111,851	6,706,848	18,235,997	20,084,027

Interest expense:
Interest on deposits:
Demand	381,217	623,506	1,152,626	2,148,621
Savings	25,506	54,031	73,127	172,862
Time	1,129,081	1,924,916	3,908,725	5,507,108
Interest on FHLB and other borrowings	519,284	541,028	1,436,720	1,423,262

Total interest expense	2,055,088	3,143,481	6,571,198	9,251,853

Net interest income	4,056,763	3,563,367	11,664,799	10,832,174
Provision for loan losses	75,000	228,000	225,000	682,500

Net interest income after provision for loan losses	3,981,763	3,335,367	11,439,799	10,149,674

Other income:
Service charges on deposit accounts	815,335	710,287	2,321,072	2,110,153
Gain on sale of investment securities	—	22,008	8,566	22,008
Gain on settlement of interest rate swap	252,950	—	252,950	—
Miscellaneous	491,221	440,550	1,330,398	1,170,367

Total other income	1,559,506	1,172,845	3,912,986	3,302,528

Other expenses:
Salaries and employee benefits	1,831,836	1,635,963	5,376,152	4,687,504
Occupancy	415,003	412,246	1,251,042	1,157,497
Other operating	755,308	725,854	2,355,925	2,121,419

Total other expenses	3,002,147	2,774,063	8,983,119	7,966,420

Earnings before income taxes	2,539,122	1,734,149	6,369,666	5,485,782
Income taxes	872,981	583,291	2,167,293	1,891,495

Net earnings	$1,666,141	1,150,858	4,202,373	3,594,287

Basic earnings per share	$.50	.37	1.30	1.16

Diluted earnings per share	$.50	.37	1.29	1.15

See accompanying notes to consolidated financial statements.

WGNB CORP.
Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2002 and 2001
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Net earnings	$1,666,141	1,150,858	4,202,373	3,594,287
Other comprehensive income, net of tax:
Unrealized gains on investment Securities available for sale:
Unrealized gains arising during the period	669,955	634,932	1,622,364	1,237,660
Associated taxes	(227,785)	(222,226)	(551,604)	(433,181)
Reclassification adjustment for gains	—	(22,008)	(8,566)	(22,008)
Associated taxes	—	7,703	2,827	7,703

Other comprehensive income	442,170	398,401	1,065,021	790,174

Comprehensive income	$2,108,311	1,549,259	5,267,394	4,384,461

See accompanying notes to consolidated financial statements.

WGNB CORP.
Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2002 and 2001

	2002	2001

Cash flows from operating activities:
Net earnings	$4,202,373	3,594,287
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	777,247	575,442
Provision for loan losses	225,000	682,500
Provision for deferred income taxes	(313,901)	90,717
Gain on sale of securities available for sale	(8,566)	(22,008)
Gain on sale of premises and equipment	7,971	(3,140)
Loss/(gain) on sale of other real estate	6,028	(5,287)
Change in:
Other assets	96,108	(1,006,861)
Other liabilities	(225,641)	1,360,729

Net cash provided by operating activities	4,766,619	5,266,379

Cash flows from investing activities:
Proceeds from sales of securities available for sale	6,498,385	1,080,000
Proceeds from maturities of securities available for sale	9,876,210	15,327,598
Purchases of securities available for sale	(13,586,756)	(21,809,858)
Purchases of securities held to maturity	(1,000,000)	—
Net change in loans	(20,263,762)	(28,917,305)
Proceeds from sale of premises and equipment	17,048	11,342
Purchases of premises and equipment	(363,630)	(1,059,732)
Improvements to other real estate	(11,843)	(137,881)
Proceeds from sales of other real estate	157,730	475,088

Net cash used by investing activities	(18,676,618)	(35,030,748)

Cash flows from financing activities:
Net change in deposits	(7,076,867)	43,517,644
Federal Home Loan Bank advances	10,000,000	10,000,000
Federal Home Loan Bank advance repayment	—	(600,000)
Proceeds from other borrowings	—	777,000
Repayment of other borrowings	(515,000)	(795,000)
Dividends paid	(1,387,236)	(1,263,748)
Proceeds from stock issued	4,766,454	—
Exercise of stock options	—	20,743
Retirement of common stock	—	(28,604)

Net cash provided by financing activities	5,787,351	51,628,035

Change in cash and cash equivalents	(8,122,648)	21,863,666
Cash and cash equivalents at beginning of period	30,998,895	11,937,664

Cash and cash equivalents at end of period	$22,876,247	33,801,330

See accompanying notes to consolidated financial statements.

WGNB CORP.
Consolidated Statements of Cash Flows, continued

For the Nine Months Ended September 30, 2002 and 2001

(unaudited)

	2002	2001

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,263,465	8,984,312
Income taxes	2,477,950	2,162,182
Non-cash investing and financing activities:
Transfer of loans to other real estate	241,957	—
Change in unrealized gains on securities available for sale, net of tax	1,065,021	790,174
Change in dividends payable	46,996	30,708
Satisfaction of other liability with issuance of common stock	29,367	25,438

See accompanying notes to consolidated financial statements.

WGNB Corp.
Notes to Consolidated Financial Statements

September 30, 2002
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

     The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company’s financial position as of September 30, 2002, and the results of its operations and its cash flows for the nine-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with consolidated financial statements and the related notes and the report of independent accountants included in the Company’s filing on Form 10-K which included the results of operations for the years ended December 31, 2001, 2000 and 1999.

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

     Reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the periods ended September 30, 2002 and September 30, 2001 are as follows:

	For the nine months ended September 30, 2002:

	Net Earnings	Common Shares	Earnings Per Share

Basic earnings per share	$4,202,373	3,223,483	$1.30
Effect of dilutive securities – Stock Options	—	28,172	(.01)

Diluted earnings per share	$4,202,373	3,251,655	$1.29

	For the nine months ended September 30, 2001:

	Net Earnings	Common Shares	Earnings Per Share

Basic earnings per share	$3,594,287	3,097,453	$1.16
Effect of dilutive securities – Stock Options	—	32,500	(.01)

Diluted earnings per share	$3,594,287	3,129,953	$1.15

WGNB Corp.
Notes to Consolidated Financial Statements, continued

(2) Net Earnings Per Share, continued

	For the three months ended September 30, 2002:

	Net Earnings	Common Shares	Earnings Per Share

Basic earnings per share	$1,666,141	3,306,733	$.50
Effect of dilutive securities – Stock Options	—	25,970	(.00)

Diluted earnings per share	$1,666,141	3,332,703	$.50

	For the three months ended September 30, 2001:

	Net Earnings	Common Shares	Earnings Per Share

Basic earnings per share	$1,150,858	3,098,563	$.37
Effect of dilutive securities – Stock Options	—	34,419	(.00)

Diluted earnings per share	$1,150,848	3,132,982	$.37

(3) Issuance of Common Stock

     On April 10, 2002, the Company commenced a public offering of 200,000 shares of its common stock at a purchase price of $24.00 per share, or an aggregate amount of $4,800,000. The offering was conducted through the Company’s officers and directors on a best-efforts basis without compensation. The entire 200,000 shares subject to the registration statement were sold and the offering was terminated on April 23, 2002. As of September 30, 2002, the Company received net proceeds from the offering of $4,765,654, representing total offering proceeds of $4,800,000, less offering expenses of $34,346.

WGNB Corp.

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition

     The following analysis compares WGNB Corp.’s results of operations for the quarter and nine month periods ended September 30, 2002 compared to September 30, 2001 and the financial position of the Company for the periods ended September 30, 2002 and December 31, 2001. These comments should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes appearing elsewhere in this report.

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

Results of Operations

Overview

     Net earnings for the nine months ended September 30, 2002 were $4.2 million, or $1.29 per diluted share. This represents an increase of $608,086, or $.14 per diluted share, when compared to the nine months ended September 30, 2001. The percentage increase in net earnings from the period ended September 30, 2001 to September 30, 2002 was 16.9 percent and net earnings per diluted share increased 12.2 percent. The net earnings for the third quarter of 2002 were $1.67 million, or $.50 per diluted share, compared to $1.15 million, or $.37 per diluted share, for the third quarter of 2001. The 2002 quarterly net earnings represented a 44.7 percent increase when compared to the three months ended September 30, 2001. The increase was 35.1 percent when measuring the increase in the diluted earnings per share amounts for the same period.

     The Company recorded a gain on the sale of an interest swap of $252,950 in the third quarter of 2002. Net of tax, the gain on the derivative security had an impact on earnings of approximately $167,000. The Company has no other derivative security arrangements in place. Consequently, this quarter’s gain is considered non-recurring in nature.

     The continued low interest rate environment has encouraged customers to continue to refinance their home mortgages in 2002. Year to date, mortgage fees are 37.2 percent higher in 2002 than 2001. Total mortgage fees for this year to date are $693,000 compared to $505,000 in 2001. The mortgage refinancing activity has slowed recently and is expected to level off over the remainder of 2002.

     The Bank’s net interest margin has stabilized and has actually begun to increase. The net interest margin at September 30, 2002 was 4.97 percent as compared to 4.27 percent at September 30, 2001 which was in the middle of the rapid decline in rates during 2001. The details of this trend are described below, but this has had a positive impact on earnings in 2002 and has contributed to the Company’s earnings improvement.

Net Interest Income

     Net interest income for the first nine months of 2002 exceeded that of the first nine months of 2001 by $833,000, or 7.7 percent. The Company’s net interest margin percentage has decreased (on a year-to-date basis) from 4.89 percent as of September of 2001 to 4.83 percent as of September of 2002. Despite relatively even year-to-date interest margins for the two periods, one important trend has taken place in 2002. The net interest margin was rapidly declining in 2001, while 2002 has stabilized and has begun to increase. On September 30, 2001 the Bank’s net interest margin for the month was 4.31 percent. As mentioned above, the current net interest margin is 4.89 percent, a 58 basis point increase.

     The reason for the increase in net interest margin can be best illustrated by analyzing the Bank’s cost of funds. On September 30, 2001 the Bank’s cost of funds was 4.27 percent compared to 2.64 percent as of September 30, 2002, a reduction of 163 basis points. The two periods can be compared because both periods did not have the effects of the interest rate swap included in the calculation of cost of funds. On September 30, 2001 average transaction accounts amounted to 46 percent of all deposits and borrowings. That figure on September 30, 2002 is 51 percent. The weighted average cost of the transaction accounts on September 30, 2001 was 1.73 percent compared to 1.01 percent on September 30, 2002 a 72 basis point reduction. The interest rate reduction alone would have a dramatic impact on the reduction of the overall cost of funds, but when coupled with the change in the mix, the impact was even greater.

     On September 30, 2001, the weighted average cost of time accounts and other borrowed funds was 5.84 percent. The weighted average cost of time accounts and other borrowings has been reduced to 4.36 percent on September 30, 2002. Time accounts and other borrowings typically have a longer term before repricing. Because of the extended time period of low interest rates, the Bank’s term liabilities have had time to respond. During the quarter the Bank borrowed $10 million from the Federal Home Loan Bank for a 10 year term and a 5 year one time call at 3.37 percent. This had the effect of lowering the overall cost of borrowings going forward.

Other Income and Expense

     Other income for the first nine months of 2002 increased by $610,000, or 18.5 percent, when compared to the same period in 2001. The increase is primarily attributable to a gain on the settlement of an interest rate swap of $254,000. Additionally, service fees for non-sufficient funds on overdraft accounts increased $228,000, or 12.6 percent, and mortgage related fees increased $134,000, or 37 percent.

     Non-interest income for the third quarter ended September 30, 2002 was $1.56 million, an increase of $387,000 or 33 percent when compared to the same period in 2001. As discussed above, the primary contributor of this increase is attributable to the gain on the settlement of an interest rate swap. The remaining increase is attributable to mortgage origination fees.

     The gain on the sale of the settlement of the interest rate swap will not be recurring in nature. The Bank settled its position in a “receive fixed, pay floating” interest rate swap contract. The original notional amount of the contract was $20 million and its term was 24 months. The swap contract was entered into as a fair value hedge on the fixed rate borrowings from the Federal Home Loan Bank.

     Mortgage origination has experienced record volume for the Company in the first nine months of 2002. While the mortgage origination business continued to be better than average for the third quarter, management expects this activity to level off for the remainder of 2002.

     Non-interest expense for the three-quarter period ended September 30, 2002 has increased by $1.02 million, or 12.8 percent, when compared to the same period in 2001. Salaries and employee benefits increased $689,000, or 14.7 percent. The increase of this line item is primarily attributable to increased commissions for mortgage loan originators and a full nine months of salaries in the Douglasville branch in 2002. The Douglasville branch opened in July, 2001. The $94,000, or 8.1 percent, increase in occupancy expense is also primarily related to the new Douglasville location and some refurbishment that has taken place at the Bank’s main office, operations center, the Villa Rica branch and the First Tuesday Mall branch. Other operating expenses have increased by $235,000, or 11.1 percent, when comparing the three quarters ended September 30, 2002 and 2001. The other operating expense increase is primarily attributable to

$104,000 in legal and professional fees and $39,000 in program fees related to the Bank’s bounce protection program. The remainder of the increase in operating expenses is spread among many expense line items. These increases are attributable to normal increases associated with operating a growing company.

Income Taxes

     Income tax expense for the first nine months of 2002 was $2.2 million compared to $1.9 million in 2001 for the same period. The marginal tax rates for the years-to-date September 30, 2002 and 2001 were 34.0 percent and 34.5 percent, respectively.

Provision and Allowance for Possible Loan and Lease Losses

     The adequacy of the allowance for loan and lease losses is determined through management’s informed judgment concerning the amount of risk inherent in the Company’s loan and lease portfolios. This judgment is based on such factors as the change in levels of non-performing and past due loans and leases, historical loan loss experience, borrowers’ financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions. The allowance for loan and lease losses at September 30, 2002 was $3.8 million, or 1.38 percent, of total loans compared to $3.5 million, or 1.36 percent, at September 30, 2001. Management believes that the allowance for loan and lease is adequate to absorb possible loss in the loan portfolio. Management has increased the allowance as a percentage of outstanding loans due to uncertainty related to the national economy and its impact on the Company’s market area.

Non-Performing Assets and Past Due Loans

     Non-performing assets, comprised of real estate owned, non-accrual loans and loans for which payments are more than 90 days past due, totaled $1.75 million at September 30, 2002 compared to $2.31 million at September 30, 2001. Non-performing assets as a percentage of total loans and real estate owned at September 30, 2002 and September 30, 2001 were 0.6 percent and 0.9 percent, respectively.

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

Financial Condition

Overview

     Total assets were $361 million at September 30, 2002, an increase of $11 million, or 3.2 percent, from December 31, 2001. Total loans have grown $19.9 million, or 7.8 percent, cash and cash equivalents have decreased $8.1 million, or 26.2 percent, and total deposits have decreased $7.1 million, or 2.5 percent. The Bank borrowed $10 million from the Federal Home Loan Bank in the third quarter of 2002.

     The Company has experienced a shift in its liability mix. Total liabilities are relatively unchanged since December 31, 2001. Time deposit accounts have declined by $13.3 million and transaction accounts, including savings accounts, have increased $6.2 million. The Company’s market has experienced significant change in 2002. All of the remaining community banks have sold to larger regional banks including the Bank’s largest competitor. The Company has benefited from these mergers as many customers of these banks have moved their checking accounts to the Bank.

     Additionally, the super-regional bank that purchased our largest competitor has raised certificate of deposit rates in this market in an effort to avoid losing deposit market share. The Bank has chosen not to match the higher rates on CD’s, because it has been successful in attracting the lesser costing transaction accounts in the market. Thus, the shift has taken place from certificates of deposits to transaction accounts in the Bank’s liability mix.

     The Company’s loan growth has decreased when compared to historical figures. Total loans have grown by $20 million, or 7.9 percent, since December 31, 2001 and most of that growth has taken place in the third quarter. The Bank has seen an increase in loan requests, but the sustainability of that remains uncertain.

Assets and Funding

     At September 30, 2002 earning assets totaled $342 million, an increase of $10 million, or 3.0 percent, from December 31, 2001. At September 30, 2002, loans constituted 80 percent and investment securities constituted 16.6 percent of total earning assets. At December 31, 2001, loans constituted 77 percent and investment securities constituted 16.5 percent of the Company’s earning assets. The loan to deposit ratio was 100 percent and 90 percent as of September 30, 2002 and December 31, 2001, respectively.

     At September 30, 2002, interest-bearing deposits have decreased $11.1 million, or 4.5 percent, compared to that amount at December 31, 2001. Non-interest-bearing deposits have increased $4.1 million, or 12.4 percent, through the third quarter of 2002 and totaled $37 million at September 30, 2002. Federal Home Loan Bank advances have increased $10 million in the first nine months of 2002 and totaled $45 million at September 30, 2002. The advances are fixed rate with varying terms, calls and maturity dates. At September 30, 2002, deposits represented 86 percent and advances constituted 14 percent of funding liabilities.

Liquidity and Capital Resources

     Net cash provided by operating activities totaled $4.8 million for the nine months ended September 30, 2002. Net cash used by investing activities totaled $19 million, consisting primarily of $20 million of loan funding. Net cash provided by financing activities was $5.8 million for the three quarters ended 2002. Most of the cash accumulated by financing activities was from the net proceeds of the common stock offering of $4.8 million and $10 million of Federal Home Loan Bank advances. These cash generating activities were offset by a $7.1 million decrease in deposits.

     Total stockholders’ equity at September 30, 2002 was 10.5 percent of total assets compared to 8.3 percent at December 31, 2001. The increase in the capital percentage is due to an increase in capital attributed to the stock offering, increased retained earnings and increased accumulated comprehensive income. Total equity increased $8.6 million since December 31, 2001 while total assets increased $11.1 million. At September 30, 2002, WGNB Corp. was in compliance with various regulatory capital requirements administered by federal and state banking agencies. The following is a table representing WGNB Corp.’s consolidated Tier-1, tangible capital and risk-based capital:

	September 30, 2002

	Actual		Required		Excess
	Amount	%	Amount	%	Amount	%

Total capital (to risk-weighted assets)	$39,775	14.33%	$22,201	8.00%	$17,574	6.33%
Tier I capital (to risk-weighted assets)	36,380	13.11%	11,100	4.00%	25,280	9.11%
Tier 1 capital (to average assets)	36,380	10.36%	14,038	4.00%	22,342	6.36%

Off Balance Sheet Risk

     Through the operations of the Bank, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time. At September 30, 2002, the Bank had issued commitments to extend credit of $50,525,873 through various types of commercial lending arrangements and additional commitments through standby letters of credit of $1,674,874. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The Company manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s market risk arises primarily from interest rate risk inherent in it lending and deposit taking activities. The Company has little or no risk related to trading accounts, commodities and foreign exchanges.

     Interest rate risk, which encompasses price risk, is the exposure of a banking organization’s financial condition and earnings ability to adverse movements in interest rates. The measurement of market risk associated with financial instruments is meaningful only if and when all related and offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about fair value of financial instruments as of December 31, 2001, which reflected changes in market prices and rates, can be found in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2001 under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Asset/Liability Management.”

     Management actively monitors and manages the Company’s interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital, while adjusting the Company’s asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates may not have a proportional impact on interest sensitive assets and liabilities.

     Management believes that the migration of time deposits out of the Bank, the increase in transaction accounts and the borrowing from the Federal Home Loan Bank have stabilized the Bank’s cost of funds in a low rate environment. The asset side remains more sensitive to rate movements, but not outside of established guidelines. The resulting effect is a balance sheet which slightly benefits from an increase in interest rates.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

     The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive and chief financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

Changes in internal controls.

     The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive and chief financial officers.

Part II – Other Information

Item 1. Legal Proceedings

     There are no material, pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2. Changes in Securities and Use of Proceeds

     (a)    Not applicable.

     (b)    Not applicable.

     (c)    Not Applicable.

     (d)    On March 28, 2002, the Company’s Registration Statement on Form S-1, pursuant to which the Company registered 200,000 shares of its Common Stock for sale to the public, was declared effective by the Securities and Exchange Commission under Registration No. 333-84140. On April 10, 2002, the Company commenced the public offering of these 200,000 shares, at a purchase price of $24.00 per share, or an aggregate amount of $4,800,000. The offering was conducted through the Company’s officers and directors on a best-efforts basis without compensation. The entire 200,000 shares subject to the registration statement was sold, and the offering was terminated on April 23, 2002. As of September 30, 2002, gross proceeds received from the offering totaled $4,800,000. The Company received net proceeds from the offering of $4,765,654 after deducting offering expenses of $34,346. The proceeds were invested in a corporate bond with a book value of $646,586 as of June 30, 2002 and the remainder is invested in federal funds.

     The declaration of dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of this Report:

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10-SB filed June 14, 2000 (the "Form 10-SB").

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Form 10-SB).

4.1	See exhibits 3.1 and 3.2 for provisions of Company's Articles of Incorporation and Bylaws Defining the Rights of Shareholders.

4.2	Specimen certificate representing shares of Common Stock (Incorporated by reference to Exhibit 4.2 to the Form 10-SB).

4.3	Rights Agreement dated as of February 12, 1997 between the Company and SunTrust Bank, Atlanta (Incorporated by reference to Exhibit 4.3 to the Form 10-SB).

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2002

WGNB CORP.

	By:	/s/ L. Leighton Alston L. Leighton Alston President and CEO

	By:	/s/ Steven J. Haack Steven J. Haack Treasurer Principal Financial Officer

CERTIFICATIONS
PURSUANT TO 17 CFR 240.13a-14
PROMULGATED UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, L. Leighton Alston, Chief Executive Officer of WGNB Corp., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of WGNB Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ L. Leighton Alston L. Leighton Alston Chief Executive Officer

I, Steven J. Haack, Principal Financial Officer of WGNB Corp., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of WGNB Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Steven J. Haack Steven J. Haack Treasurer (Principal Financial Officer)