Form 10-K
period 2002-12-31
WGNB CORP
filed 2003-03-28
CIK 1115568

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[x]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from _______________ to _______________

Commission File No. 000-30805

WGNB CORP.

(Exact name of registrant as specified in its charter)

Georgia (State of incorporation)	58-1640130 (I.R.S. Employer Identification No.)

201 Maple Street P.O. Box 280 Carrollton, Georgia 30117 (Address of principal executive offices)	(770) 832-3557 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.25 par value
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ] No [x]

     The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 28, 2002 which is the last business day of its most recently completed second fiscal quarter, was approximately $40,433,160 based on a per share price of $24.00 (which is the average of the ask and bid price reported by the NASDAQ Stock Market) as of such date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the Registrant’s Common Stock have been excluded in that such persons may be deemed affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 7, 2003, there were 3,307,767 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

WGNB CORP.

2002 Form 10-K Annual Report

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the statements made in this Report and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as oral statements made by WGNB Corp. (the “Company”) or its officers, directors or employees, may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based on Management’s beliefs, current expectations, estimates and projections about the financial services industry, the economy and about the Company and the Bank in general. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions readers that the following important factors, among others, could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Report: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company or the Bank must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board; (iii) the effect of changes in the Company’s organization, compensation and benefit plans; (iv) the effect on the Company’s competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (v) the effect of changes in interest rates; and (vi) the effect of changes in the business cycle and downturns in local, regional or national economies. The Company cautions that the foregoing list of important factors is not exclusive.

Item 1. Business

General

     WGNB Corp. is a $385 million asset bank holding company headquartered in Carrollton, Georgia. The Company was organized as a business corporation under the laws of the State of Georgia in 1984 and is a registered bank holding company under the federal Bank Holding Company Act of 1956, as amended, and under the bank holding company laws of the State of Georgia. The Company conducts operations in western Georgia through its wholly-owned subsidiary, West Georgia National Bank (the “Bank”). The Bank was organized in 1946 as a national banking association under the federal banking laws of the United States. In 1997, the Company formed a non-bank subsidiary, West Georgia Credit Services, Inc. (the “Finance Company”), which conducts business as “Mortgage & Loan Solutions.” The Finance Company’s operations were discontinued and the assets were transferred to the Bank and the Company as of December 31, 2002. As of March 7, 2003, the Company had 3,307,767 issued and outstanding shares of common stock, $1.25 par value per share (the “Common Stock”), held by approximately 800 shareholders of record.

     The Company conducts all of its business through the Bank. The executive offices of the Company and the main office of the Bank are located at 201 Maple Street, Carrollton, Georgia 30117.

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

     The Bank’s main office is located in Carrollton, Georgia. The Bank operates a total of seven branches and six additional 24-hour ATM sites, located in Carroll and Douglas Counties in Georgia. The Bank operates two additional branches in the city of Carrollton, two branches in Villa Rica, one branch in Bowdon and one branch in Douglasville, Georgia.

     As a convenience to its customers, the Bank offers at most of its branch locations Saturday banking hours, drive-thru teller windows and 24-hour automated teller machines. The Bank is a member of Honor, Cirrus and several other ATM networks of automated teller machines that permit Bank customers to perform monetary transactions in most cities throughout the southeast and other regions. The Bank also offers Internet banking services through its web site located at www.wgnb.com. Information included on the Bank’s web site is not a part of this Report.

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

     As of December 31, 2002, the Bank had deposits of approximately $299 million, and approximately 26,100 deposit accounts. No material portion of the Bank’s deposits relates to one or a few persons or entities (including federal, state and local governments and agencies). The loss of any one or a few principal deposit customers would not be likely to have a material adverse effect on the operations or earnings of the Bank.

     The following table sets forth the mix of depository accounts at the Bank as a percentage of total deposits as of December 31, 2002.

Deposit Mix

At December 31, 2002

Non-interesting bearing demand	12.73%
NOW accounts and money market	41.45%
Savings	3.03%
Time Deposits
Under $100,000	29.02%
$100,000 and over	13.77%

100.00%

     Lending Services. The Bank’s lending business consists principally of making consumer loans to individuals and commercial loans to small and medium-sized businesses and professional concerns. In addition, the Bank makes secured real estate loans, including residential and commercial construction loans, and first and second mortgage loans for the acquisition or improvement of personal residences. As of December 31, 2002, the Bank had approximately $273 million in total loans outstanding, representing 71% of its total assets of approximately $385 million. The loan portfolio is made up of both fixed and adjustable rate loans. Approximately 60% of the Company’s total loan portfolio is fixed rate and 40% is adjustable rate as of December 31, 2002. No material portion of the Bank’s loans is concentrated within a single industry or group of related industries. The Bank is not dependent to any material degree upon any single borrower or a few principal borrowers. The loss of any individual borrower or of a few principal borrowers would not be likely to have a material adverse effect on the operations or earnings of the Bank.

     Real Estate Loans. Loans secured by real estate make up the primary component of the Bank’s loan portfolio, constituting approximately $222 million, or 81%, of the Bank’s total loans as of December 31, 2002. Approximately 61% of the real estate loans are fixed rate and 39% are adjustable rate. These loans consist of commercial real estate loans, construction and development loans, residential real estate loans and home equity loans. Real estate loans are collateralized by commercial and residential real estate in the Company’s primary and secondary market areas. The types of real estate that typically constitute collateral include primary and secondary residences for individuals, including multi-family projects, places of business, real estate for agricultural uses and undeveloped land.

     Commercial Loans, Other Than Commercial Loans Secured by Real Estate. The Bank makes loans for commercial purposes in various industries resident to its market area. As of December 31, 2002, commercial loans constituted approximately $35 million, or 13% of the Bank’s total loans. Approximately 59% of commercial loans are fixed rate while 41% are adjustable. The typical commercial loan has a maturity of three years or less and has collateral such as equipment for business use and inventory and may include unsecured working capital lines.

     Consumer Loans. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans and lines of credit. As of December 31, 2002, the Bank held approximately $16 million of consumer loans, representing 6% of its total loans. Consumer loans are primarily fixed rate in nature with 97% of this loan category carrying fixed rates. These loans are typically collateralized by personal automobiles, recreational vehicles or household items and may include unsecured loans to individuals.

     Other Lending Activities. The Bank also engages in secondary-market mortgage activities whereby the Bank originates mortgage loans on behalf of investor correspondent banks who fund the loans. The investor correspondent banks underwrite and price the loans and the Bank receives a fee for originating and packaging the loans. Periodically, the Bank receives discount points depending on the pricing of the loan. No mortgage loans are held by the Bank for resale nor does the Bank service third party loans.

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

     While the loan policy includes a provision generally limiting all types of real estate loans to 75% of the total loan portfolio, the executive loan committee can approve loans that exceed the policy limits on a case by case basis where warranted. Although, in aggregate, it accounts for a large portion of the loan portfolio, real estate lending has historically been the Company’s lowest loan loss category.

     Legal Lending Limit. The Bank is subject to loans to one borrower limitations prescribed for national banks by the Office of the Comptroller of the Currency (see Supervision and Regulation). The legal lending limit to a single borrower by regulation is 15% of a bank’s total capital plus reserves, plus an additional 10% of a bank’s capital and reserves if the amount exceeding the 15% general limit is secured by readily marketable securities. The Bank, however, has adopted an internal policy requiring all exposure above 15% of capital and reserves to be approved by the entire Board of Directors unless certain conditions are met including one or more of the following:

•	the amounts exceeding the limit are sold on a non-recourse basis;

•	the amounts exceeding the limit are secured by readily marketable securities, up to a limit of 25% of capital and reserves;

•	the amounts exceeding the limit are secured by a perfected first lien security interest in one-to-four family real estate in an amount that does not exceed 80% of the appraised value of the property and the outstanding indebtedness to the borrower does not exceed the lesser of 20% (or 25% with the approval of a majority of the Board of Directors subject to certain additional restrictions) of capital and reserves, or $10 million; or

•	the amounts exceeding the limit are for small business purposes and secured by non-farm nonresidential properties or are commercial or industrial loans but in no event can the outstanding indebtedness exceed the lesser of 20% (or 25% with the approval of a majority of the Board of Directors subject to certain additional restrictions) of capital and reserves, or $10 million.

     Loan Underwriting Standards. Management recognizes the importance of character and past performance as consideration in the lending decision process. In analyzing a credit relationship, primary emphasis is placed on adequacy of cash flow and the ability of the borrower to service the debt. Secondary emphasis is placed on the past performance of the borrower, the type or value of the collateral, the amount of net worth present or any performance of endorsers or guarantor that has not been proven.

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

     Loan Approval. The Bank’s loan approval policies provide for various levels of officer lending authority. When the aggregate outstanding loans to a single borrower exceeds an individual officer’s lending authority, the loan request must be considered and approved by an officer with a higher lending limit or an officers’ loan committee (the “OLC”). Individual officer’s secured and unsecured lending limits range from $5,000 to $100,000, depending on seniority. The OLC, which consists of the president, executive vice president, two senior vice presidents and other lenders, has a lending limit of $300,000 for secured and $100,000 for unsecured loans. Loans between $300,000 and the Bank’s legal lending limit must be approved by an executive loan committee, which is made up of the CEO of the Company, the President of the Bank and six outside directors.

     Loan Review. The Bank has a comprehensive loan review process involving an independent loan review officer and lending officers. The loan review process is designed to promote early identification of credit quality problems. All loan officers are charged with the responsibility of rating their loans. The Bank’s independent loan review officer is charged with the responsibility of ensuring that all problem loans and all loan or line of credit relationships in excess of $350,000 are reviewed annually, with random sample checks on consumer loans and other loans less than $350,000. Additionally, the loan review officer monitors the loan rating system to ensure proper risk identification. The Bank’s risk identification process is also reviewed by its regulators and its independent auditors. Upgrades and credit risk grades require the approval of the loan review officer. In the event of disagreement, the executive loan committee makes the final decision.

Market Area

     The following statistical data is based on information contained in a report published by the State University of West Georgia Department of Economics dated October 29, 2002 and information published by the FDIC on its web site.

     The Bank’s primary market area includes all of Carroll County, Georgia and the western portion of Douglas County, Georgia. Approximately 98% of the Bank’s deposit customers reside in Carroll County, although it attracts some loan business from neighboring Douglas and Paulding Counties. The Bank’s secondary market area includes the Georgia counties of Paulding, Douglas, Heard, Haralson and Coweta, and the Alabama counties of Clebourne and Randolph. Carroll County is located approximately 45 miles southwest of Atlanta and 90 miles east of Birmingham, Alabama. Carroll County’s major industries include manufacturing, wholesale trade, food processing, paper and lumber products, construction and health services. The State University of West Georgia, which serves more than 9,000 students, and Tanner Medical Center are located in Carrollton, which is the county seat and the location of the Bank’s main office.

     Carroll County’s population has grown steadily but relatively slowly when compared to some metro Atlanta counties, reflecting an average annual growth rate of 2.0% from 1990 to 2000. Its growth rate is also lower than that for the State of Georgia. Out of 159 Georgia counties, Carroll County ranks 29th in land area and 23rd in population. According to 2000 census data, median household income for Carroll County was $38,799, which ranked 40th among Georgia counties. The unemployment rate for Carroll County in August 2002 was 7.2%, which was above the state’s unemployment rate of 4.7%. Per capita income for 2000 in Carroll County was $21,678, which was 78% of the average for the state as a whole and 74% of the national average. Carroll County’s personal income of $1.91 billion in 2000 ranked 25th for all of Georgia’s counties.

     Based on the most recent statistical data available for 2001, housing activity in Carroll County remained at record levels. A total of 2,343 housing units, comprised of 1,709 single family and 634 multi-family units, were permitted in 2001. Because of the zero job growth in Carroll County, permit data for the first three quarters of 2002 indicated a decline in residential construction. As of August 2002, 648 single-family permits were issued, compared to 978 for the same period in 2001, with communities near I-20 reflecting the greatest share of the residential construction activity in 2002.

     Carroll County’s industrial base remains heavily manufacturing with that sector accounting for 27.9% of total earnings in 2000. Non-durable goods manufacturing is concentrated in food processing, apparel and paper products. Durable goods manufacturing is heavily concentrated in primary metals. The share of earnings related to services rose to 20.2% in 2000. During the 1990’s, employment grew at an average annual rate of 1.4%, down substantially from the 2.9% annual rate in the 1980’s and the 4.1% rate in the 1970’s. Industries with the fastest employment growth were wholesale trade, which grew at an average annual rate of 4.2%, followed by local government at 3.3% and services at 3.0%. Manufacturing employment fell at an average annual rate of 1.6% in the last ten years.

     Carroll County’s manufacturing base is likely to be positively impacted by a number of significant expansions. Janus International Corporation, an overhead rolling door manufacturer, opened a plant near I-20. Janus currently employs about 100 workers and company officials anticipate increasing its work force to 400 by 2006. A Villa Rica manufacturer, PrintPack, Inc., anticipates adding 150 to 200 workers to the 200 it currently employs by 2005. Additionally, Carrollton has attracted an auto parts manufacturing plant owned by Decoma International, Incorporated. Decoma’s new plant is expected to employ 300 workers.

     Carroll County continues to be the largest deposit base county in the Bank’s market area with Douglas County, to its east, and Paulding County, to its north, emerging as deposit growth areas. The compound annual growth rate for deposits at financial institutions in Carroll County for the years 1993-2002 was 5.1%. The amount of total deposits in Carroll County was approximately $1.10 billion as of June 30, 2002, compared to total deposits of approximately $710 million as of June 30, 1993. Douglas County had the second largest deposit base in our market area with $809 million in total deposits, and Paulding County coming in third with $547 million in total deposits, as of June 30, 2002. The Bank held a market share of 23.7% of total deposits in Carroll County as of June 30, 2002, representing the largest deposit market share for any financial institution located in Carroll County.

     The Bank established two branches in the Douglas County market over the past three years. Douglas County ranks 139th out of 159 counties in land area, but 16th in population in Georgia. Over the last decade, Douglas County’s population increased by almost 30% with migration accounting for 65% of that growth. Douglas County’s median household income was $50,108 in 1999, ranking 12th among all Georgia counties and 30% higher than Carroll County’s median income for that year. Douglas County’s personal income was $2.34 billion, which ranked 19th in the state. The service sector is the largest sector of Douglas County’s economy comprising 30.5% of its total employment, with retail trade in second at 24.7%.

     Douglas County’s population grew 3.6% in 2001, making it the 21st fastest growing county in the state. Along with its population, new housing activity accelerated in 2000 and has increased each year through 2002. Both single family and multi family permits rose sharply. As of the end of August 2002, a total of 2,502 housing permits were issued in Douglas County, more than any county in the west Georgia region. However, Douglas County’s 4.4% unemployment rate in August 2002 was well above its 2.7% unemployment rate in August 2001. Employment growth continues to be led by retail trade, which provided 593 new jobs in 2001, although the services industry, Douglas County’s second largest employment sector, lost 456 jobs in 2001 with that trend expected to continue in 2002.

     Upscale residential development continues in Douglas County in subdivisions like Chapel Hills and Mirror Lake. A new subdivision in Chapel Hills, the Links, will contain 34 new homes priced from $300,000 to $500,000. Mirror Lake, located north of I-20, sold approximately $30 million in new homes during the first half of 2002, with an average of 24 homes selling per month. Other key developments include Bear Creek, which is expected to contain 500 homes priced from $200,000 to $500,000, Anneewakee Trails Conservation Communities, which will include 1,500 homes priced from $120,000 to $250,000, and St. Andrews Golf and Country Club, which includes approximately 400 homes. There have been numerous retail, commercial and redevelopment plans which have taken place or are in the planning stages as well. The continued development of communities west of metro Atlanta along the I-20 corridor, such as Douglasville, and westward toward the city of Villa Rica, will have an impact on the Company’s primary and secondary market areas.

     All of the Company’s market area has been affected by the downturn in the national economy. Even before terrorism became a continued threat and foreign affairs impacted the national economy, evidence suggested a rise in unemployment in all counties in the Company’s market area. Retail trade and business expansion is likely to be effected by the downturn. Inventories of single-family homes are increasing with the upscale home market experiencing particularly hard times. Retail sales were down in 2001 as evidenced by a 15% reduction in sales tax collections in Georgia.

     The Bank’s percentage loan growth, a good indicator of business expansion, slowed in 2002 when compared to its loan growth in 2001 and 2000. Total loans grew by only 7.7%, or $20 million, in 2002 compared to 11.1%, or $25 million, in 2001 and 23.6%, or $43.7 million, in 2000. The Bank has recently opened two branches in Douglas County. In September of 2000, the Bank opened a branch in an area known as Mirror Lake, which is located two miles north of I-20 between the cities of Douglasville and Villa Rica near western Douglas County and northern Carroll County. In its 28 months of existence, the Mirror Lake branch has grown to $39 million in loans, including loans transferred from the Villa Rica branch, and $5 million in deposits. The Bank has also expanded into Douglasville in Douglas County with a branch on Georgia Highway 5 near Douglas Boulevard, a major retail trade area. The Douglasville branch has grown to $20 million in loans and $10 million in deposits in the 18 months since it opened in June of 2001.

     The Bank’s main office in Carrollton, Carroll County, decreased by $2 million in loans and increased by $23 million, or 14%, in deposits in 2001. By contrast, the main office increased by $18 million, or 14%, in loans and grew by $17 million, or 9%, in deposits in 2002. What impact the local economy will have on loan and deposit production and the collectability of loans is not readily apparent. Should interest rates remain low or decline further, the Bank’s interest margin would be adversely affected.

Competition

     The Bank operates in a competitive environment, competing for deposits and/or loans with commercial banks, thrifts and other financial entities. Principal competitors include other community commercial banks (such as McIntosh Commercial Bank and Gainesville Bank & Trust, successor to Hometown Bank of Villa Rica) and larger institutions with branches in the Bank’s market area such as CB&T of West Georgia (a division of Synovus Bank), BB&T, Regions Bank, United Community Bank, Bank of America, SunTrust Bank and SouthTrust Bank. Numerous mergers and consolidations involving banks in the Bank’s market area have occurred, requiring the Bank to compete with banks with greater resources. Three mergers that have affected the Bank’s market area are the Community First Bank merger with BB&T, which closed in December 2001, the Peoples Bank of West Georgia merger with United Community Bank, which closed in September 2001, and the Hometown Bank of Villa Rica merger with Gainesville Bank & Trust, which closed in November 2002. West Georgia National Bank is now the largest independent bank in Carroll County. McIntosh Commercial Bank commenced operations in the fourth quarter of 2002 and a second de novo bank is in formation in Villa Rica, Georgia.

     The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. Many of the financial institutions operating in the Bank’s market area offer services such as trust, investment and international banking, which the Bank does not offer, and have greater financial resources or have substantially higher lending limits than do the Bank.

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

Employees

     As of December 31, 2002, the Bank had 143 full time equivalent employees none of whom is a party to a collective bargaining agreement. Certain executive officers of the Bank also serve as the officers of the Company (which does not have compensated employees). The Company believes that the Bank enjoys satisfactory relations with its employees.

Supervision and Regulation

     The Company and the Bank are extensively regulated under federal and state law. These laws and regulations generally are intended to protect depositors, not shareholders. The following is a summary description of certain provisions of certain laws which affect the regulation of bank holding companies and banks. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company and its bank subsidiary. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and following with the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), numerous additional regulatory requirements have been placed on the banking industry in the past fifteen years, and additional changes have been proposed. The banking industry has also changed significantly as a result of the passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”) and the Financial Services Modernization Act of 1999. The Company’s operations may be affected by legislative changes and the policies of various regulatory authorities and the Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future.

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

     Bank holding companies generally are also prohibited under the BHCA from engaging in non-banking activities or from acquiring direct or indirect control of any company engaged in non-banking activities. However, the Federal Reserve may permit bank holding companies to engage in certain types of non-banking activities determined by the Federal Reserve to be closely related to banking or managing or controlling banks. Activities determined by the Federal Reserve to fall under this category include:

•	making or servicing loans and certain leases;

•	providing certain data processing services;

•	acting as a fiduciary or investment or financial advisor;

•	providing discount brokerage services;

•	underwriting bank eligible securities; and

•	making investments designed to promote community welfare.

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

     Financial Services Modernization Act. On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act of 1999, known as the Financial Services Modernization Act of 1999, which repeals many of the restrictions on the activities of banks and bank holding companies. The law establishes two new structures — “financial holding companies” and “financial subsidiaries” - that enable qualifying bank holding companies and banks to provide a wide variety of financial services that formerly could be performed only by insurance companies and securities firms. The law also permits bank affiliations with insurance and securities firms. At this time, the Company does not intend to seek qualification to enter into these additional financial services areas.

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

The Bank

     As a national bank, the Bank is subject to the supervision and examination by the Office of the Comptroller of the Currency (the “OCC”). Deposits in the Bank are insured by the FDIC up to a maximum amount of $100,000 per depositor, subject to aggregation rules. The OCC and the FDIC regulate or monitor all areas of the Bank’s commercial banking operations, including security devices and procedures, adequacy of capitalization and loan loss reserves, loans, investments, borrowings, deposits, mergers, consolidations, reorganizations, issuance of securities, payment of dividends, interest rates, establishment of branches, and other aspects of its operations. The OCC requires the Bank to maintain certain capital ratios and imposes limitations on the Bank’s aggregate investment in real estate, bank premises and furniture and fixtures. The Bank is currently required by the OCC to prepare quarterly reports on the Bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with minimum standards and procedures prescribed by the OCC.

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

     Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC or any other appropriate federal agency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could pose additional requirements and limitations on the bank. The Bank was examined for CRA compliance in March 1997 and received a CRA rating of “outstanding.”

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

Deposit Insurance

     The deposits of the Bank are currently insured to a maximum of $100,000 per depositor, subject to aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Since 1993, insured depository institutions like the Bank have paid for deposit insurance under a risk-based premium system. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. Due to its severe consequences, the FDIC historically uses insurance termination as an enforcement action of last resort and the termination process itself involves substantial notice, a formal adjudicative hearing and federal appellate review. In instances where insurance deposit is terminated, the financial institution is required to notify its depositors and insured funds on the date of termination continue to be insured for at least six months and up to two years, at the discretion of the FDIC. After the date of termination, no new deposits accepted by the financial institution will be federally insured.

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

     As a national bank, the Bank may not pay dividends from its paid-in-capital. All dividends must be paid out of retained earnings, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. Under FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. See Capital Adequacy.

     As discussed below, additional capital requirements imposed by the OCC may limit the Bank’s ability to pay dividends to the Company. The Bank declared dividends in the amount of $1,946,775 to the Company during 2002. Under the OCC guidelines, as of December 31, 2002, the Bank was permitted to pay the Company dividends of up to $6,682,000 in addition to current earnings without obtaining prior regulatory approval.

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

Anti-Terrorism Legislation

     In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps-

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

     Under the USA PATRIOT Act, financial institutions are required to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

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

Item 2. Properties

     The Company and the Bank’s main office is located at 201 Maple Street in Carrollton, Georgia near the city’s downtown square at the intersection of Georgia Highway 16 and U.S. Highway 27. The Bank has two other locations within the city limits of Carrollton. The First Tuesday Mall office is located at 1004 Bankhead Highway and the Motor office is located at 314 Newnan Street. In addition, the Bank has two other locations in Carroll County, one located at 725 Bankhead Highway, Villa Rica, Georgia and another located at 205 East College Street, Bowdon, Georgia. All locations are typical of branch banking facilities located throughout the United States and all locations, except the Motor office, are full service locations. The Motor office provides primarily teller and ATM transactions and does not originate loans. As to its Douglas County locations, the Bank opened its Mirror Lake office in September 2000. This office is currently a modular branch which will serve as a temporary site until a permanent structure is built. The Bank owns a 1.5 acre parcel in the Mirror Lake area on which it plans to construct its permanent facility. A second branch in Douglas County at 9557 Georgia Highway 5 in Douglasville opened in June 2001.

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

PART II

Item 5. Market for the Common Equity and Related Shareholder Matters

Market Information

     The Company’s Common Stock is traded on the NASDAQ SmallCap Market System under trading symbol “WGNB”. Approximately 800 shareholders of record held the Common Stock as of March 7, 2003. Set forth below are the high and low bid prices for each full quarterly period during 2001 and 2002 and the dividends declared and paid per share of Common Stock for those periods.

Price Range Per Share

			Dividends
	Low	High	Paid Per Share

2001:
First Quarter	$17.63	$23.00	$0.132
Second Quarter	16.00	28.00	0.135
Third Quarter	18.50	28.00	0.140
Fourth Quarter	16.00	26.00	0.142
2002:
First Quarter	$23.51	$28.75	$0.145
Second Quarter	23.90	28.00	0.147
Third Quarter	23.25	26.00	0.150
Fourth Quarter	20.00	25.61	0.155

Dividends

     The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements. See “Supervision and Regulation — Dividends.”

Recent Sales of Unregistered Securities

     The Company issued the following securities during the year ended December 31, 2002 without registering the securities under the Securities Act:

     Directors may elect to receive compensation for their services to the Company and the Bank in shares of Common Stock or cash. During 2002, certain directors of the Bank received 1,211 shares in payment of deferred director compensation for an aggregate consideration owed to them by the Bank of $29,366. The sale of the shares was exempt from registration under the Securities Act, pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

     Options to purchase 17,272 shares of Common Stock were granted in 2002 to seven individuals pursuant to the Company’s Incentive Stock Option Plan having a weighted average exercise price of $24.00. These options may be exercised anytime beginning five years from the date of grant and ending ten years from the date of grant at which point they expire. A total of 7,512 options were exercised in 2002 at a weighted average exercise price of $8.69. In addition, an individual took early retirement and forfeited 5,681 shares back into the plan. The Company believes that the grant of options and the exercise thereof was exempt from registration under Section 4(2) of the Securities Act.

Uses of Proceeds from Registered Securities

     The Company has previously reported the completion of a registered public offering pursuant to which it sold 200,000 shares of its Common Stock at a purchase price of $24.00 per share. The net proceeds from the offering (which was completed in April 2002) of $4,766,454 have not yet been used by the Company but continue to remain invested in a corporate bond and federal funds.

Item 6. Selected Financial Data

     The selected consolidated financial data of the Company for and as of the end of each of the periods indicated in the five-year period ended December 31, 2002 have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company, including the notes to those consolidated financial statements contained elsewhere in this report.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
For the Year:
Total Interest Income	$24,296	$26,548	$24,049	$19,883	$18,922
Total Interest Expense	8,724	12,069	10,356	7,968	7,804
Net Interest Income	15,572	14,479	13,692	11,916	11,118
Provision for Loan Losses	483	910	509	303	495
Net Interest Income After Provision for Loan Losses	15,089	13,569	13,184	11,612	10,623
Total Other Income	5,251	4,550	2,991	1,931	1,808
Total Other Expense	12,127	10,859	9,283	7,993	7,198
Earnings Before Income Taxes	8,213	7,260	6,892	5,551	5,233
Income Taxes	2,668	2,471	2,487	1,995	1,835
Net earnings	5,545	4,789	4,404	3,556	3,398
Per Share Data:
Net earnings	1.71	1.55	1.42	1.14	1.08
Diluted net earnings	1.69	1.52	1.41	1.13	1.07
Cash dividends declared	.60	.55	.48	.42	.37
Book value	11.65	9.42	8.30	7.08	6.98
Tangible book value	11.65	9.42	8.30	7.08	6.98
At Year End:
Total loans	273,471	253,805	228,467	184,795	161,916
Earning assets	360,226	331,690	272,512	233,950	208,044
Assets	385,121	350,222	289,112	254,035	224,185
Total deposits	298,726	280,531	233,811	214,805	192,922
Stockholders’ equity	38,520	29,204	25,687	21,923	21,911
Common shares outstanding	3,306,733	3,100,355	3,095,455	3,105,394	3,138,030
Average Balances:
Total loans	262,781	248,863	210,127	172,628	158,809
Earning assets	337,583	310,027	259,736	223,091	201,851
Assets	357,418	326,653	276,719	240,154	216,812
Deposits	279,483	263,668	224,220	206,497	185,805
Stockholders’ equity	35,640	27,986	23,700	21,850	21,138
Weighted average shares outstanding	3,243,849	3,098,067	3,098,419	3,113,014	3,154,660
Key Performance Ratios:
Return on average assets	1.55%	1.47%	1.59%	1.48%	1.57%
Return on average equity	15.56%	17.11%	18.58%	16.27%	16.08%
Net interest margin, taxable equivalent	4.76%	4.84%	5.44%	5.49%	5.63%
Dividend payout ratio	34.94%	35.48%	33.80%	36.33%	34.34%
Average equity to average assets	9.97%	8.57%	8.56%	9.10%	9.75%
Average loans to average deposits	94.02%	94.39%	93.71%	83.60%	85.47%
Overhead ratio	58.24%	57.07%	55.64%	57.72%	55.69%

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

EARNINGS OVERVIEW

For the Years Ended December 31, 2002, 2001 and 2000

     The Company reported net earnings of $5.5 million in 2002, $4.8 million in 2001 and $4.4 million in 2000, representing an increase of 15.8% between fiscal years 2001 and 2002 and an increase of 8.7% between fiscal years 2000 and 2001. The increases over the three fiscal years are primarily attributable to the Bank’s continued loan growth, higher non-interest income and lower increases in non-interest expense. Net earnings per share on a fully diluted basis was $1.69 for 2002, $1.52 for 2001 and $1.41 for 2000, representing an increase of 11.2% between fiscal years 2001 and 2002 and 7.8% between fiscal years 2000 and 2001. The net earnings per share for 2002 was affected by the previously described Common Stock offering completed in April 2002 which increased the number of shares outstanding. Return on average assets and return on average shareholders’ equity for 2002 was 1.55% and 15.56%, respectively, compared with 1.47% and 17.11%, respectively, for 2001, and 1.59% and 18.58%, respectively, for 2000. The reduction of return on average equity was primarily due to a large increase in equity in 2002. The increase was comprised of the Common Stock offering ($4.8 million), an increase in retained earnings ($3.5 million) and an increase in other comprehensive income ($922 thousand). These items had the effect of increasing the average balance of shareholders’ equity by $7.7 million over 2001.

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

     Net interest income increased by $1.1 million (7.6%) in 2002 from 2001, and by $787 thousand (or 5.7%) in 2001 from 2000. Net interest income at December 31, 2002, was $15.6 million compared to $14.5 million in 2001 and $13.7 million in 2000. The net interest margin on interest earning assets was 4.76% in 2002, 4.84% in 2001 and 5.44% in 2000. Beginning in early 2001 through the end of 2002, short term interest rates have dropped 525 basis points. Comparing the interest margin in 2002 to that in 2001, the Bank’s interest margin has declined by 8 basis points. Measuring from its three year high in 2000, the Bank’s interest margin has decreased 68 basis points. The Bank entered into an interest rate swap in December 2001 that benefited its interest margin for 2002. During 2002, the Bank recorded a net benefit which reduced interest expense by $168 thousand. In addition, management’s interest rate risk strategies helped to mitigate the effects of rapidly declining interest rates. During 2002, the Bank’s cost of funds was reduced by 147 basis points while the yield on earning assets declined 139 basis points resulting in the net interest spread widening in 2002 by 8 basis points. The asset repricing point has “caught up” with the immediate repricing of the interest-bearing transaction account liabilities.

     The decrease in the net interest margin between 2000 and 2001 is primarily due to the rapid decline in the prime and discount rates during 2001 as assets repriced more quickly than funding sources. Those benchmark rates declined 475 basis points in ten months. The Bank’s balance sheet has traditionally been slightly liability sensitive.

That is, its liabilities re-price faster than its assets because of its high percentage of transaction accounts. Therefore, in a rising rate environment the Bank’s interest margin tends to narrow whereas in a falling rate environment the Bank’s interest margin tends to widen. However, when rates fall rapidly and drastically, the Bank’s cost of funds hit an economic floor. For instance, if the Bank was paying 2.5% on a NOW checking account, 3.0% on a savings account and 3.5% on a money market account and market rates decrease 475 basis points, the NOW, savings and money market rate can only fall a fraction of that amount due to competitive issues. Additionally, time deposits which have a fixed maturity are unable to decline as quickly as transaction accounts.

     The net result is that the Bank’s interest margin narrows since the yield on earning assets has further to fall than the cost of funds. The Bank’s management, through its asset liability management process, attempts to manage its interest sensitivity position. However, no balance sheet management technique can completely shield the Bank’s margin from the precipitous interest rate movement experienced in 2001 and 2002.

     The cost of interest-bearing liabilities was 3.12% for 2002, 4.59% for 2001 and 4.80% for 2000, representing a decrease of 147 basis points between fiscal 2001 and 2002 and an decrease of 21 basis points between fiscal 2000 and 2001. If one considers the yield on interest-bearing assets of 7.35% for 2002, 8.74% for 2001 and 9.42% for 2000, the impact of decreasing rates on asset yields was more pronounced in 2002 than in 2001, but the cost of funds decline in the same period was greater. Yields between 2001 and 2002 decreased 139 basis points as opposed to an increase of 68 basis points between 1999 and 2000. Comparing net interest margins of 4.76% for 2002, 4.84% for 2001 and 5.44%, one can clearly identify the impact on net interest margin as rates declined 475 basis points over the last ten months of 2001 and another 50 basis points in 2002. Prolonged low rates will have the impact of lowering the Company’s net interest margin.

     The following table shows, for the past three years, the relationship between interest income and interest expense and the average daily balances of interest-earning assets and interest-bearing liabilities on a tax equivalent basis assuming a rate of 34%:

Table 1

Average Consolidated Balance Sheets and Net Interest Analysis

(in thousands)

	For the Years Ended December 31,

	2002			2001			2000

			Yield/			Yield/			Yield/
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate

Assets:
Interest earnings assets:
Investments:
Federal funds sold	$15,761	249	1.58%	$13,349	490	3.67%	$4,669	353	7.56%
Taxable	40,416	2,333	5.77%	30,326	1,923	6.34%	31,323	2,006	6.41%
Tax exempt	18,625	1,290	6.93%	17,489	1,389	7.94%	13,617	1,057	7.77%

Total Investments	74,802	3,872	5.18%	61,164	3,802	6.22%	49,609	3,416	6.89%
Loans (including loan fees):
Taxable	260,982	20,739	7.95%	247,155	23,096	9.34%	208,380	20,867	10.01%
Tax Exempt	1,799	188	10.45%	1,708	185	10.83%	1,747	190	10.89%

Total Loans	262,781	20,927	7.96%	248,863	23,281	9.35%	210,127	21,057	10.02%

Total interest earning assets	337,583	24,799	7.35%	310,027	27,083	8.74%	259,736	24,473	9.42%
Other non-interest earnings assets	19,835			16,626			16,983

Total assets	$357,418			$326,653			$276,719

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Deposits:
Demand	$106,570	1,487	1.40%	$94,952	2,399	2.53%	$79,323	2,513	3.17%
Savings	13,314	95	.71%	11,955	228	1.90%	11,924	238	2.00%
Time	121,558	5,094	4.19%	123,513	7,489	6.06%	101,559	6,200	6.11%
FHLB advances & other borrowings	38,574	2,048	5.31%	32,288	1,953	6.05%	22,772	1,404	6.17%

Total interest-bearing liabilities	280,016	8,724	3.12%	262,708	12,069	4.59%	215,578	10,355	4.80%
Non-interest bearing deposits	38,041			33,248			31,415
Other liabilities	3,721			2,711			6.026
Shareholders’ equity	35,640			27,986			23,700

Total liabilities and Shareholders’ equity	$357,418			$326,653			$276,719

Excess of interest-earning assets over interest-bearing liabilities	$57,567			$47,319			$44,158

Ratio of interest-earning assets to Interest-bearing liabilities	120.55%			118.01%			120.48%
Net interest income tax equivalent		16,075			15,014			14,118
Net interest spread			4.23%			4.15%			4.62%
Net interest margin on interest earning assets			4.76%			4.84%			5.44%
Taxable Adjustments:
Investments		(439)			(472)			(360)
Loans		(63)			(63)			(66)

Net interest income		$15,573			$14,479			$13,692

     Non-accrual loans and the interest income that was recorded on these loans are included in the yield calculation for loans in all periods reported. Tax-exempt interest income is calculated on a tax equivalent basis.

     The following table shows the relative impact on net interest income of changes in the annual average daily outstanding balances (volume) of interest-earning assets and interest-bearing liabilities and the rates earned (rate) by the Bank on such assets and liabilities. Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amounts of the change in each category.

Table 2
Changes in Interest Income and Expense on a Tax Equivalent Basis
(in thousands)

	Increase (decrease) due to changes in:

	2002 over 2001			2001 over 2000

	Volume	Rate	Total	Volume	Rate	Total

Interest income on:
Federal funds sold	$38	(279)	(241)	$318	(181)	137
Taxable investments	582	(173)	409	(63)	(20)	(83)
Non-taxable investments	79	(177)	(98)	308	24	332
Taxable loans	1,099	(3,456)	(2,357)	3,623	(1,394)	2,229
Non-taxable loans	10	(6)	4	(4)	(1)	(5)

Total Interest Income	1,808	(4,091)	2,283	4,182	(1,572)	2,610

Interest expense on:
Deposits:
Demand	162	(1,074)	(912)	395	(509)	(114)
Savings	10	(143)	(133)	1	(11)	(10)
Time	(82)	(2,313)	(2,395)	1,331	(42)	1,289
FHLB advances & other borrowings	334	(238)	96	575	(26)	549

Total Interest Expense	424	(3,768)	(3,344)	2,302	(588)	1,714

Increase (decrease) in net interest income	$1,384	(323)	1,061	$1,880	(984)	896

Other Income and Expense

     Other income in 2002 was $5.3 million, compared to $4.6 million in 2001 and $3.0 million in 2000. This represents an increase of $701 thousand, or 15.4%, from fiscal 2001 to fiscal 2002 and an increase of $1.6 million, or 52.2%, from fiscal 2000 to fiscal 2001. The continuing increases in all comparative years are primarily due to an increase in the volume of service charges on deposit accounts and more specifically attributable to insufficient funds charges on deposit accounts. Service charges on deposit accounts have increased an average of 24% over the last two years and most of that increase is due to insufficient funds charges and service charges on increased new account activity. Mortgage origination fees have increased 14% from 2001 to 2002 and 235% from 2000 to 2001. This is primarily due to continued low mortgage rates in 2001 and 2002 and customers desiring to either refinance their existing homes or purchase new homes. The Bank settled its interest rate swap position accounted for as a fair value hedge in August 2002, recognizing a gain of $252,950 which is included in miscellaneous income for 2002. This income is non-recurring in nature as the Bank has no other hedge positions currently in place.

     Other expenses increased by $1.3 million, or 11.7%, in 2002 over 2001. The increase was due to an increase in salaries and employee benefits of $682 thousand, or 10.5%, an increase in occupancy expense of $91 thousand, or 5.8%, and an increase in other operating expense of $494 thousand, or 17.7%. The increase in salary and employee benefits is attributable to the following factors: (i) increased number of full time equivalent employees; (ii) a full year of wages for the staff at the Douglasville branch opened in mid 2001; (iii) increased commissions to mortgage loan originators due to the increase of mortgage origination activity; (iv) increased costs of health insurance; and (v) annual raises and increased profit sharing bonuses due to higher profitability. The Company had 10 more full time equivalent employees at the end of 2002 than it did at the end of 2001.

     The increase in occupancy expense in 2002 as compared to 2001 was primarily attributable to a full year of operations in our Douglasville branch in addition to increased depreciation expense due to additional office space and investment in bank technology. The increase in other operating expense is due to increases in legal, accounting, and annual fees associated with compliance with SEC regulations and listing requirements for NASDAQ. Additionally, the Bank paid increased software fees associated with its bounce protection program which is commensurate with the increased fee income.

     Other notable increases in expenses from 2000 to 2001 are related to occupancy and other operating expenses increasing $492 thousand, or 12.7%. This increase was due to increased occupancy and operating costs associated with the Mirror Lake and Douglasville offices and to increased costs associated with the bounce protection program.

     Income taxes, expressed as a percentage of earnings before income taxes, declined to 33% in 2002, from 34% in 2001 and 36% in 2000. The decline in marginal tax rate over the past three years is primarily attributable to tax credits purchased by the Bank in 2001 having a full effect in 2002. In addition, in October 2002 the Bank formed WGNB Investments, Inc., a Nevada corporation, to manage, hold and trade cash, securities and loans of the Bank which had the effect of reducing its state income tax liability slightly in 2002.

BALANCE SHEET OVERVIEW

For the Years Ended December 31, 2002 and 2001

General

     During 2002, average total assets increased $30.8 million (9.4%), average deposits increased $15.8 million (6.0%) and average loans increased $13.9 million (5.6%) from those recorded in 2001. During 2001, average total assets increased $49.9 million (18.0%), average deposits increased $39.4 million (17.6%) and average loans increased $38.7 million (18.4%) from those recorded in 2000. The Bank’s growth rate in 2002 slowed significantly when compared to 2001 and 2000. This was attributable to the slowdown of the economy and business expansion in the Bank’s market area. Management endeavors to let loan growth drive balance sheet growth and, thus, a slowdown in loan growth is reflected on the balance sheet.

     Total assets at December 31, 2002, were $385 million, representing a $35 million (10.0%) increase from December 31, 2001. Total deposits increased $18.2 million (6.5%) from 2001 to 2002 while total loans increased $19.7 million (7.7%) during 2002. The increase in deposits in 2002 is attributable to an increase in non-interest bearing demand accounts of $5.1 million (15.4%), an increase in interest-bearing demand accounts of $14.4 million (13.1%) and a decrease in time deposit accounts of $2.0 million (1.6%). Demand accounts accounted for the vast majority of deposit increases in 2002. We attribute the demand deposit growth to three events that occurred in 2002. First, the only three independent competing community banks that remained in Carroll County merged with regional banks. This displacement has led to new checking account customers for the Bank. Second, because the time deposit rates are so low, some customers have moved their funds to money market accounts and NOW accounts in hopes that longer term CD rates will increase in the immediate future. Third, the Bank has deposit relationships with numerous county and municipal authorities. These deposit relationships in the banking industry are known as public funds. At the end of 2002, certain public entities had collected tax revenue in the amount of $6 million, subsequently deposited with the Bank, causing the Bank’s liquidity to increase. This amount was on deposit with the Bank at year end 2002, but typically is disbursed in the first quarter of the following year.

     As the local and regional economy softened, loan demand fell off in the last half of 2001 and that trend continued throughout 2002. The Bank had grown its loan portfolio by $43.7 million (23.6%) in 2000, by $25.3 million (11.1%) in 2001 and by $19.7 million (7.7%) in 2002. The loans were funded principally with increased demand deposit accounts, a lower cost funding source and FHLB borrowings, typically lower than comparable certificates of deposit rates and terms. The Bank experienced approximately $7 million in loan payoffs in the fourth quarter of 2002 which had a detrimental effect on loan growth for 2002 and is also a factor underlying the spike in the Bank’s liquidity at year end.

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

Investments

     The Company’s available-for-sale investment portfolio of $52.1 million as of December 31, 2002 consisted primarily of debt securities, which provide the Company with a source of liquidity and a stable source of income. This represented a decrease of $2.8 million (5.1%) over the $54.9 million held at December 31, 2001. The Company believes the investment portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds and supplying securities to pledge as required collateral for certain public deposits. Investment securities available-for-sale are stated at fair value. These securities may be sold, retained until maturity, or pledged as collateral for liquidity and borrowing in response to changing interest rates, changes in prepayment risk and other factors as part of the Company’s overall asset liability management strategy.

     Investment securities held-to-maturity are stated at amortized cost and totaled $3.5 million at December 31, 2002, an increase of $1.5 million (75%) when compared to the prior year. The increase is attributable to the purchase of banking industry issued trust preferred securities from various issuers across the United States and the Southeast. The Company has the intent and ability to hold these securities until maturity.

     The following table shows the carrying value of the Company’s securities, by security type, as of December 31, 2002, 2001 and 2000:

Table 3
Investment Portfolio
(in thousands)

Available for Sale	2002	2001	2000

United States agencies	$3,608	$3,899	$12,605
State, county and municipal	25,214	23,476	13,740
Mortgage-backed securities	21,583	26,508	13,614
Corporate bonds	1,727	1,051	—

Total available for sale	$52,132	$54,934	$39,959

Held to Maturity
Trust Preferred Securities	$3,500	$2,000	$1,000

Total held to maturity	$3,500	$2,000	$1,000

     The following table presents the expected maturity of the amortized cost of securities by maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis, assuming a 34% marginal tax rate) at December 31, 2002. The composition and maturity/re-pricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

Table 4
Expected Maturity of Securities
(in thousands)

		Wtd.	State,	Wtd.	Mortgage-	Wtd.	Corp-	Wtd.		Wtd.
Maturities at	United States	Avg.	County and	Avg.	Backed	Avg.	orate	Avg.	Trust	Avg.
December 31, 2002	Agencies	Yld.	Municipal	Yld.	Securities	Yld.	Bonds	Yld	Pfd	Yld.

Within 1 year	$2,021	3.67%	$919	6.35%	$6,495	5.45%	$—	—	$—	—
After 1 thru 5 yrs	502	3.20%	2,301	6.10%	11,338	5.85%	1,168	5.02%	—	—
After 5 thru 10 yrs	1,000	5.00%	2,319	6.64%	2,281	6.47%	518	7.00%	—	—
After 10 yrs	—	—	18,622	7.31%	697	6.53%	—	—	3,500	9.79%

Totals	$3,523	3.98%	$24,161	7.09%	$20,811	5.82%	$1,686	5.63%	$3,500	9.79%

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

     Loans to directors, executive officers and principal shareholders of the Company and to directors and officers of the Bank are subject to limitations of the Federal Reserve, the principal effect of which is to require that extensions of credit by the Bank to executive officers, directors, and ten percent shareholders satisfy certain standards. The Bank routinely makes loans in the ordinary course of business to certain directors and executive officers of the Company and the Bank, their associates, and members of their immediate families. In accordance with Federal Reserve guidelines, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with others and do not involve more than normal risk of collectibility or present other unfavorable features. As of December 31, 2002, loans and commitments outstanding to directors and executive officers of the Company and the Bank, their associates and members of their immediate families totaled $5.4 million (net of participations sold to other banks on a non-recourse basis), which represented approximately 2.0% of total loans as of that date. As of December 31, 2002, none of these loans outstanding from the Bank to related parties were on non-accrual, past due, restructured or considered by management to be a potential problem loan.

     The following table presents loans by type on the dates indicated:

Table 5
Loan Portfolio
(in thousands)

	December 31,

	2002	2001	2000	1999	1998

Commercial, financial & agricultural	$34,821	$26,162	$26,547	$24,144	$19,527
Real estate — construction	68,818	60,785	46,052	34,769	22,718
Real estate — mortgage	153,572	147,705	135,750	108,137	102,702
Consumer loans	16,260	19,153	20,118	17,745	16,970

	273,471	253,805	228,467	184,795	161,917
Less: Unearned interest and fees	(487)	(525)	(561)	(467)	(442)
Allowance for loan losses	(3,771)	(3,720)	(2,920)	(2,281)	(2,019)

Loans, net	$269,213	$249,560	$224,986	$182,047	$159,456

     The following table sets forth the maturity distribution (based upon contractual dates) and interest rate sensitivity of commercial, financial and agricultural loans, real estate construction and mortgage loans and consumer loans as of December 31, 2002:

Table 6
Loan Portfolio Maturity
(in thousands)

			Over
	One	Wtd.	One to	Wtd.	Over	Wtd.		Wtd.
	Year	Avg.	Five	Avg.	Five	Avg.		Avg.
	or Less	Yld.	Years	Yld.	Years	Yld.	Total	Yld.

Commercial, financial & agricultural	$26,160	6.30%	$5,768	7.66%	$2,893	6.81%	$34,821	6.57%
Real estate — construction	56,934	6.36%	7,430	6.62%	4,454	7.24%	68,818	6.44%
Real estate — mortgage	45,368	6.67%	70,611	7.09%	37,593	6.42%	153,572	6.80%
Consumer	8,984	8.76%	7,235	9.56%	41	5.73%	16,260	9.11%

Total	$137,446	6.61%	$91,044	7.28%	$44,981	6.53%	$273,471	6.82%

Variable/Fixed Rate Mix

	Variable	Wtd	Fixed	Wtd
	Interest	Avg	Interest	Avg
	Rates	Yld	Rates	Yld

Commercial, financial and agricultural	$9,043	5.28%	$25,778	7.02%
Real estate — construction	23,088	5.93%	45,730	6.70%
Real estate — mortgage	75,971	5.82%	77,601	7.76%
Consumer	714	7.48%	15,546	9.18%

Total	$108,816	5.81%	$164,655	7.49%

Provision and Allowance for Possible Loan and Lease Losses

     The provision for loan losses for the Company in 2002 was $483 thousand compared to $911 thousand in 2001 and $509 thousand in 2000. The decrease in the provision for loan losses reflects the slower loan growth and lower level of nonperforming loans in 2002 as compared to 2001. The Company’s methodology described below for measuring the adequacy of the allowance for loan loss continues to indicate sufficient reserve for expected losses in the portfolio.

     The allowance for loan losses represented 1.38%, 1.47% and 1.28% of total loans outstanding at December 31, 2002, 2001 and 2000, respectively. Total charge-offs were $695 thousand, $200 thousand and $77 thousand compared to recoveries of $264 thousand, $89 thousand and $208 thousand during 2002, 2001 and 2000, respectively.

     The Company has an independent loan review function. All loans are placed in loan grade categories, which are consistent with those used by the Bank’s regulators. All loans are constantly monitored by the loan officer and the loan review function for credit quality, consistency and accuracy. Through this grading process, the Bank assures the timely recognition of credit risks. In general, as credit risk increases, the level of the allowance for loan loss will also increase.

     A formal allowance for loan loss adequacy test is performed at each month end. Specific amounts of loss are estimated on problem loans and historical loss percentages are applied to the balance of the portfolio using certain portfolio stratifications. Additionally, the evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions, regulatory examination results, and the existence of loan concentrations.

     Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and review of specific problem loans. In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates loans in eight different categories. Grades five though eight, which represent criticized or classified loans, are assigned allocations of loss based on management’s estimate of potential loss that is generally based on historical losses and/or collateral deficiencies. Loans graded one through four are stratified by type and allocated loss ranges based on historical loss experience for the strata. The combination of these results are compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. Loans deemed to be impaired are evaluated individually to measure the probable loss, if any, in the credit. Management uses an internal loan reviewer who is independent of the lending function to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loan losses.

     Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and a change in the borrowers’ ability to repay. In addition, regulators, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such regulators may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination. Management of the Company realizes the importance of maintaining an adequate allowance for loan losses. Through a professional loan review function and effective loan officer identification program, management is recognizing weaknesses in the loan portfolio in a timely manner. Early identification of deteriorating credit attributes allows management to take a proactive role in documenting an established plan to enhance the Company’s position and minimize the potential for loss.

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

     The following table presents a summary of changes in the allowance for loan losses for the years indicated:

Table 7
Allowance for Loan Losses
(in thousands)

	December 31,

	2002	2001	2000	1999	1998

Balance at beginning of year	$3,720	$2,920	$2,281	$2,019	$1,526
Charge-offs:
Commercial, financial and agricultural	288	118	12	32	38
Real estate — construction	—	—	—	—	—
Real estate — mortgage	165	3	3	18	5
Consumer loans	242	79	62	80	87

Total charge-offs	695	200	77	130	130

Recoveries:
Commercial, financial and agricultural	59	30	56	14	30
Real estate — construction	—	—	—	—	—
Real estate — mortgage	158	13	56	6	25
Consumer loans	47	46	96	69	72

Total recoveries	264	89	208	89	127

Net (charge-offs) recoveries	(431)	(111)	131	(41)	(3)
Provision for loan losses	483	911	508	303	495

Balance at end of year	$3,772	$3,720	$2,920	$2,281	$2,019

Ratio of net charge-offs (recoveries) during the period to average loans outstanding	.16%	.04%	(.06)%	.02%	.00%
Ratio of allowance to average total loans	1.44%	1.49%	1.39%	1.32%	1.27%

Non-Performing Assets and Past Due Loans

     Non-performing assets at December 31, 2002, were $2.8 million, or 1.03%, of total loans and other real estate owned compared to $3.9 million, or 1.55%, of total loans and other real estate owned at December 31, 2001 and $1.4 million, or .63%, of total loans and other real estate owned at December 31, 2000. The levels of non-performing loans remain relatively low. The percentage of non-performing assets to total loans has decreased from its peak in 2001. The decrease of non-performing loans from 2001 to 2002 was attributable to loans on non-accrual paying off or coming off non-accrual status in the amount of $677 thousand and a reduction of loans ninety days past due in the amount of $550 thousand.

     The following table summarizes loans 90 days or greater past due, non-accrual loans and real estate taken in settlement of foreclosure for the years indicated.

Table 8
Non-Performing Assets
(in thousands)

	December 31,

	2002	2001	2000	1999	1998

Other real estate and repossessions	$488	$4357	$702	$—	$6
Non-accrual loans	943	1,620	504	370	481
Loans 90 days past due still accruing	1,335	1,885	205	48	157

Total	$2,766	$3,862	$1,411	$418	$734

Non-performing assets as % of total loans	1.03%	1.55%	.63%	.23%	.46%

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

Deposits

     Time deposits of $100 thousand and greater totaled $41.1 million at December 31, 2002, compared with $41.5 million at year-end 2001 and $31.2 million at year-end 2000. The following table sets forth the scheduled maturities of time deposits of $100 thousand and greater at December 31, 2002.

Table 9
Deposits
(in thousands)

Within 3 months	$8,160
After 3 through 6 months	5,812
After 6 through 12 months	16,761
After 12 months	10,410

Total	$41,143

Liquidity

     The Bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors’ accounts and to supply potential borrowers with funds. To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match these to meet liquidity needs. It is the policy of the Bank to monitor its liquidity to meet regulatory requirements and their local funding requirements. Management believes that the Bank’s current level of liquidity is adequate to meet its needs.

     The Bank maintains relationships with correspondent banks including the Federal Home Loan Bank (the “FHLB”) that can provide funds to it on short notice, if needed. The Bank has arrangements with correspondent and commercial banks for short term unsecured advances up to $11.0 million. As of December 31, 2002, the Bank had not drawn on the available facilities. In addition, the Bank has a line of credit with the FHLB in the amount of $53.9 million of which the Bank had drawn $45 million at December 31, 2002. The lines of credit have varying terms and maturities that are disclosed in detail in the notes to the financial statements.

     The Company’s cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash and cash equivalents increased $16.7 million for a total $47.7 million at December 31, 2002, compared with $31.0 million at December 31, 2001. The increase was primarily attributable to net cash provided by financing activities of $30.0 million made up of $18.2 million of increased deposits, $10.0 million of borrowing proceeds and $4.8 million in offering proceeds offset by other items totaling approximately $2.9 million. Cash inflows from operations totaled $5.1 million in 2002, while outflows from investing activities totaled $18.4 million, most of which was net loan increases during 2002 of $20.5 million.

     Cash inflows from operations totaled $6.4 million in 2001, while inflows from financing activities totaled $54.4 million, most of which was net deposit increases during 2001 of $46.7 million and FHLB advances of $10 million. Investing activities used $41.8 million of cash and cash equivalents, principally composed of net advances of loans to customers of $25.5 million and net cash flows invested in securities of $14.4 million during 2001. The Bank purchased property and equipment for operations and future expansion amounting to $1.3 million.

Capital Resources

     Total shareholders’ equity as of December 31, 2002 was $38.5 million, an increase of $9.3 million over 2001. The increase in equity was due to a public offering the Company completed in April 2002 through the sales efforts of its directors and officers. The Company offered and sold 200,000 shares of Common Stock for $24.00 per share. The net proceeds of the offering less offering costs was $4.8 million. The offering, combined with $5.5 million in net income less $1.9 million in dividends and an increase in unrealized holding gain on securities available for sale of $922 thousand net of tax, accounted for the large increase in shareholders’ equity.

     The OCC has established certain minimum risk-based capital standards that apply to national banks, and the Company is subject to certain capital requirements imposed by the Federal Reserve. At December 31, 2002, the Bank exceeded all applicable regulatory capital requirements for classification as a “well capitalized” bank, and the Company satisfied all applicable regulatory requirements imposed on it by the Federal Reserve. The following tables present the Company’s regulatory capital position at December 31, 2002:

Table 10

Actual as of December 31, 2002

Capital Ratio
Tier 1 Capital (to risk weighted assets)	13%
Tier 1 Capital minimum requirement	4%

Excess	9%

Total Capital (to risk weighted assets)	14%
Total Capital minimum requirement	8%

Excess	6%

Leverage Ratio

As of December 31, 2002

Tier 1 Capital to average assets (“Leverage Ratio”)	10%
Minimum leverage requirement	4%

Excess	6%

     For a more complete discussion of the actual and required ratios of the Company and its subsidiaries, see Note 9 to the consolidated financial statements. Average equity to average assets was 9.97% in 2002 and 8.57% in 2001. The ratio of dividends declared to net earnings was 35.1 % during 2002, compared with 35.5% in 2001.

Off Balance Sheet Risk

     Through the operations of the Bank, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time. At December 31, 2002, the Bank had issued commitments to extend credit of $40,842,000 through various types of commercial lending arrangements and additional commitments through standby letters of credit of $1,658,000. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The Company manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

     The asset/liability mix is monitored on a regular basis. A report reflecting the interest sensitive assets and interest sensitive liabilities is prepared and presented to management and the asset/liability management committee on at least a quarterly basis. One method to measure a bank’s interest rate exposure is through its repricing gap. The gap is calculated by taking all assets that reprice or mature within a given time frame and subtracting all liabilities that reprice or mature within that time frame. The difference between these two amounts is called the “gap”, the amount of either liabilities or assets that will reprice without a corresponding asset or liability repricing. A negative gap (more liabilities repricing than assets) generally indicates that the bank’s net interest income will decrease if interest rates rise and will increase if interest rates fall. A positive gap generally indicates that the bank’s net interest income will decrease if rates fall and will increase if rates rise.

     The Company has adopted the objective of achieving and maintaining a one-year cumulative gap, as a percent of total assets, of between plus 20% and minus 20%. On a consolidated basis, the Company’s one-year cumulative gap was a negative 3.59% of total assets at December 31, 2002. This position indicated that the Company was exposed to the potential for decreased earnings if interest rates were to continue to decline in the next twelve months.

     Due to inherent limitations in traditional gap analysis, the Company also employs more sophisticated modeling techniques to monitor potential changes in net interest income, net income and the market value of portfolio equity under various interest rate scenarios. Market risk is the risk of loss from adverse changes in market prices and rates, arising primarily from interest rate risk in the Company’s loan and investment portfolios, which can significantly impact the Company’s profitability. Net interest income can be adversely impacted where assets and liabilities do not react the same to changes in interest rates. At year-end 2002, the estimated impact of an immediate increase in interest rates of 100 basis points would have resulted in a decrease in net interest income over a 12-month period of .7%, with a comparable decrease in interest rates resulting in a decrease in net interest income of .7%. Management finds the above methodologies meaningful for evaluating market risk sensitivity; however, other factors can affect net interest income, such as levels of non-earning assets and changes in portfolio composition and volume.

     The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2002 that are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities, although the cash flows received often differ from scheduled maturities. The Company’s savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the “One Year or Less” category, although historical experience has proven these deposits to be less interest rate sensitive over the course of a year and are subject to management’s control.

Table 11
Interest Rate Gap Sensitivity
(in thousands)

	At December 31, 2002
	Maturing or Repricing in

		Over 1	Over 3
	One Year	Year Thru	Years Thru
	or Less	3 Years	5 Years	Over 5 Years	Total

Interest-earning assets:
Interest-bearing deposits with Other banks	$240	$—	$—	$—	$240
Federal funds sold	30,703	—	—	—	30,703
Investment securities	9,434	8,652	6,660	28,936	53,682
Loans: Fixed rate	97,654	47,182	13,828	5,991	164,655
Variable rate	71,269	37,547	—	—	108,816

Total interest-earning assets	209,300	93,381	20,488	34,927	358,096

Interest-bearing liabilities:
Deposits:
Demand	$123,831	$—	$—	$—	$123,831
Savings	9,031	—	—	—	9,031
Time deposits	89,003	25,844	12,976	—	127,823
FHLB advances	—	20,000	—	25,000	45,000

Total interest-bearing liabilities	221,865	45,844	12,976	25,000	305,685

per period	(12,565)	47,537	7,512	9,927	52,411

Cumulative interest sensitivity Difference	$(12,565)	$34,972	$42,484	$52,411

Cumulative difference to total Assets	(3.59)%	9.99%	12.13%	14.97%

     At December 31, 2002, the difference between the Company’s liabilities and assets repricing or maturing within one year was $12.6 million. The above chart indicates an excess of liabilities repricing or maturing within one year, thus a rise in interest rates would cause the Company’s net interest income to decline. However, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees or at different points in time to changes in market interest rates. Such is the case in analyzing NOW accounts, which are disclosed in the one year or less category. Those liabilities do not necessarily reprice as quickly or to the same degree as rates in general. Additionally, certain assets, such as adjustable-rate mortgages, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset. Changes in interest rates, prepayment rates, early withdrawal levels and the ability of borrowers to service their debt, among other factors, may change significantly from the assumptions made in the table.

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

     Presented below is a summary of the unaudited consolidated quarterly financial data for the years ended December 31, 2002 and 2001.

Quarterly Financial Information
(Unaudited — in thousands, except per share data)

		2002	Quarters			2001	Quarters

	First	Second	Third	Fourth	First	Second	Third	Fourth

Interest income	6,096	6,025	6,112	6,064	6,545	6,832	6,707	6,464
Net interest income	2,379	2,133	2,055	2,157	3,549	3,720	3,563	3,647
Provision for loan losses	75	75	75	258	227	228	228	228
Income before income taxes	1,839	1,992	2,539	1,843	1,824	1,927	1,743	1,766
Net income	1,221	1,315	1,666	1,343	1,189	1,254	1,151	1,195
Earnings per share — basic	0.39	0.40	0.50	0.42	0.38	0.41	0.37	0.39
Earnings per share — diluted	0.39	0.40	0.50	0.40	0.38	0.40	0.36	0.38
Weighted average common shares outstanding — basic	3,103,096	3,258,381	3,306,733	3,306,733	3,095,729	3,098,114	3,098,563	3,099,646
Weighted average common shares outstanding — diluted	3,130,376	3,284,351	3,332,703	3,397,378	3,128,682	3,131,067	3,313,516	3,145,632

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant; Compliance with Section 16(a) of the Exchange Act

     The information appearing under the headings “Nomination and Election of Directors” and “Compliance With Section 16(a) of the Securities Exchange Act of 1934” and the subheading “Information as to Nominees, Other Directors and Executive Officers” in the Proxy Statement (the “2003 Proxy Statement”) relating to the 2003 Annual Meeting of Shareholders of the Company, currently scheduled to be held on April 8, 2003, is incorporated herein by reference.

Item 11. Executive Compensation

     The information appearing under the heading “Executive Compensation” in the 2003 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

     The information appearing under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Information Regarding Plans and Other Arrangements Not Subject to Shareholder Action “ in the 2003 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information appearing under the caption “Certain Relationships and Related Transactions” in the 2003 Proxy Statement is incorporated herein by reference.

Item 14. Controls and Procedures

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

Item 15. Exhibits and Reports on Form 8-K

(a)(1)	Financial Statements

The following financial statements are filed with this Report:

Independent Auditors’ Report of Porter Keadle Moore, LLP

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Earnings for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

(2)      Financial Statement Schedules

     Financial statement schedules have been omitted because they are not applicable or the required information has been incorporated in the consolidated financial statements and related notes.

(3)     The following exhibits are filed with this Report:

3.1		Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-SB filed June 14, 2000 (the “Form 10-SB”))
3.2		Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Form 10-SB)
4.1		See exhibits 3.1 and 3.2 for provisions of Company’s Articles of Incorporation and Bylaws Defining the Rights of Shareholders
4.2		Specimen certificate representing shares of Common Stock (Incorporated by reference to Exhibit 4.2 to the Form 10-SB)
4.3		Rights Agreement dated as of February 12, 1997 between the Company and SunTrust Bank, Atlanta (Incorporated by reference to Exhibit 4.3 to the Form 10-SB)
10.1	*	Employment Agreement dated as of September 10, 1996 between the Company and L. Leighton Alston (Incorporated by reference to Exhibit 10.1 to the Form 10-SB)
10.2	*	Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Form 10-SB)
10.3	*	Bonus and Stock Option Agreement dated as of May 11, 1993 between the Company and L. Leighton Alston (Incorporated by reference to Exhibit 10.3 to the Form 10-SB)
10.4	*	First Amendment to Bonus and Stock Option Agreement dated as of June 14, 1994 between the Company and L. Leighton Alston (Incorporated by reference to Exhibit 10.4 to the Form 10-SB)
10.5	*	Bonus and Stock Option Agreement dated as of June 14, 1994 between the Company and Richard A. Duncan (Incorporated by reference to Exhibit 10.5 to the Form 10-SB)
10.6	*	Bonus and Stock Option Agreement dated as of September 23, 1998 between the Company and H.B. Lipham, III (Incorporated by reference to Exhibit 10.6 to the Form 10-SB)
10.7	*	Bonus and Stock Option Agreement dated as of September 23, 1998 between the Company and W. Galen Hobbs, Jr. (Incorporated by reference to Exhibit 10.7 to the Form 10-SB)
10.8	*	Bonus and Stock Option Agreement dated as of September 23, 1998 between the Company and Steven J. Haack (Incorporated by reference to Exhibit 10.8 to the Form 10-SB)
10.9	*	Form of Election for Payment of Director Meeting Fees (Incorporated by reference to Exhibit 10.10 to the Form 10-SB)
10.10	*	Employment Agreement dated August 30, 2000 between the Company and Richard A. Duncan (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB filed February 21, 2001 (the “2000 Form 10-KSB”)
10.11	*	Employment Agreement dated August 31, 2000 between the Company and Steven J. Haack (Incorporated by reference to Exhibit 10.13 to the 2000 Form 10-KSB)

10.12	*	Employment Agreement dated August 31, 2000 between the Company and H.B. Lipham, III (Incorporated by reference to Exhibit 10.14 to the 2000 Form 10-KSB)
10.13	*	Employment Agreement dated August 31, 2000 between the Company and W. Galen Hobbs, Jr. (Incorporated by reference to Exhibit 10.15 to the 2000 Form 10-KSB)
10.14	*	Amendment to Employment Agreement dated May 30, 2002 between the Company and L. Leighton Alston (Incorporated by reference to Exhibit 10.1 to the Company’s Annual report on Form 10-Q filed August 13, 2002 (the “6/30/02 Form 10-Q”)
10.15	*	Amendment to Bonus and Stock Option Agreement dated June 17, 2002 between the Company and L. Leighton Alston (Incorporated by reference to Exhibit 10.2 to the 6/30/02 Form 10-Q)
10.16	*	Incentive Stock Option Agreement dated March 12, 2002 between the Company and L. Leighton Alston (Incorporated by reference to Exhibit 10.3 to the 6/30/02 Form 10-Q)
10.17	*	Amendment to Employment Agreement dated April 11, 2002 between the Company and Richard A. Duncan (Incorporated by reference to Exhibit 10.4 to the 6/30/02 Form 10-Q)
10.18	*	Incentive Stock Option Agreement dated March 12, 2002 between the Company and Richard A. Duncan (Incorporated by reference to Exhibit 10.5 to the 6/30/02 Form 10-Q)
10.19	*	Amendment to Employment Agreement dated April 11, 2002 between the Company and H.B. Lipham, III (Incorporated by reference to Exhibit 10.6 to the 6/30/02 Form 10-Q)
10.20	*	Second Amendment to Bonus and Stock Option Agreement dated June 17, 2002 between the Company and H.B. Lipham, III (Incorporated by reference to Exhibit 10.7 to the 6/30/02 Form 10-Q)
10.21	*	Incentive Stock Option Agreement dated March 12, 2002 between the Company and H.B. Lipham, III (Incorporated by reference to Exhibit 10.8 to the 6/30/02 Form 10-Q)
10.22	*	Amendment to Employment Agreement dated April 11, 2002 between the Company and W. Galen Hobbs, Jr. (Incorporated by reference to Exhibit 10.9 to the 6/30/02 Form 10-Q)
10.23	*	Amendment to Bonus and Stock Option Agreement dated May 30, 2002 between the Company and W. Galen Hobbs, Jr. (Incorporated by reference to Exhibit 10.10 to the 6/30/02 Form 10-Q)
10.24	*	Incentive Stock Option Agreement dated March 12, 2002 between the Company and W. Galen Hobbs, Jr. (Incorporated by reference to Exhibit 10.11 to the 6/30/02 Form 10-Q)
10.25	*	Amendment to Employment Agreement dated April 11, 2002 between the Company and Steven J. Haack (Incorporated by reference to Exhibit 10.12 to the 6/30/02 Form 10-Q)
10.26	*	Amendment to Bonus and Stock Option Agreement dated April 26, 2002 between the Company and Steven J. Haack (Incorporated by reference to Exhibit 10.13 to the 6/30/02 Form 10-Q)
10.27	*	Incentive Stock Option Agreement dated March 12, 2002 between the Company and Steven J. Haack (Incorporated by reference to Exhibit 10.14 to the 6/30/02 Form 10-Q)
21		Subsidiary of WGNB Corp.
99.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.
**	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

     (b)     Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2002.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WGNB CORP.

By:	/s/ L. Leighton Alston

L. Leighton Alston, Chief Executive Officer

Date: March 19, 2003

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

/s/ L. Leighton Alston L. Leighton Alston, President, Chief Executive Officer and Director [Principal Executive Officer]	Date: March 19, 2003

/s/ Steven J. Haack Steven J. Haack, Secretary and Treasurer [Principal Financial and Accounting Officer]	Date: March 19, 2003

/s/ W. T. Green W. T. Green, Chairman of the Board	Date: March 24, 2003

Wanda W. Calhoun, Director	Date: March __, 2003

/s/ Grady W. Cole Grady W. Cole, Director	Date: March 27, 2003

/s/ Richard A. Duncan Richard A. Duncan, Director	Date: March 24, 2003

/s/ L.G. Joyner L.G. (Jack) Joyner, Director	Date: March 24, 2003

R. David Perry, Director	Date: March __, 2003

L. Richard Plunkett, Director	Date: March __, 2003

/s/ Thomas E. Reeve, III Thomas E. Reeve, III, M.D., Director	Date: March 27, 2003

/s/ Thomas T. Richards Thomas T. Richards, Director	Date: March 24, 2003

/s/ Oscar W. Roberts, III Oscar W. Roberts, III, Director	Date: March 26, 2003

/s/ Frank T. Thomasson, III Frank T. Thomasson, III, Director	Date: March 27, 2003

J. Thomas Vance, Director	Date: March __, 2003

/s/ Charles M. Willis, Sr. Charles M. Willis, Sr., Director	Date: March 24, 2003

CERTIFICATIONS

I, L. Leighton Alston, Chief Executive Officer of WGNB Corp., certify that:

1.	I have reviewed this annual report on Form 10-K of WGNB Corp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

/s/ L. Leighton Alston L. Leighton Alston Chief Executive Officer

I, Steven J. Haack, Principal Financial Officer of WGNB Corp., certify that:

1.	I have reviewed this annual report on Form 10-K of WGNB Corp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

/s/ Steven J. Haack Steven J. Haack Treasurer (Principal Financial Officer)

WGNB CORP.

Consolidated Financial Statements

December 31, 2002 and 2001

(with Independent Accountants’ Report thereon)

[Letterhead of Porter Keadle Moore LLP]

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
WGNB Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of WGNB Corp. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WGNB Corp. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years ended December 31, 2002, in conformity with auditing standards generally accepted in the United States of America.

/s/ Porter Keadle Moore, LLP

Atlanta, Georgia
January 31, 2003

WGNB CORP.

Consolidated Balance Sheets

December 31, 2002 and 2001

	2002	2001

Assets
Cash and due from banks, including reserve requirements of $100,000 each year	$16,963,822	11,314,895
Federal funds sold	30,703,388	19,684,000

Cash and cash equivalents	47,667,210	30,998,895
Securities available for sale	52,131,793	54,934,146
Securities held to maturity	3,500,000	2,000,000
Loans, net	269,212,860	249,560,369
Premises and equipment, net	5,959,767	6,306,346
Accrued interest receivable	2,027,228	1,936,980
Other assets	4,622,304	4,485,301

	$385,121,162	350,222,037

Liabilities and Stockholders’ Equity
Deposits:
Demand	$38,039,880	32,972,953
Interest bearing demand	123,831,459	109,464,714
Savings	9,031,153	8,235,588
Time	86,680,351	88,363,915
Time, over $100,000	41,143,025	41,493,958

Total deposits	298,725,868	280,531,128
Federal Home Loan Bank advances	45,000,000	35,000,000
Other borrowings	—	1,282,000
Accrued interest payable	1,210,424	1,895,387
Other liabilities	1,664,919	2,309,195

Total liabilities	346,601,211	321,017,710

Commitments
Stockholders’ equity:
Common stock, $1.25 par value, 10,000,000 shares authorized; 3,306,733 and 3,100,355 shares issued and outstanding	4,133,416	3,875,444
Additional paid-in capital	5,367,172	829,324
Retained earnings	27,709,213	24,111,323
Accumulated comprehensive income	1,310,150	388,236

Total stockholders’ equity	38,519,951	29,204,327

	$385,121,162	350,222,037

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Earnings

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Interest income:
Interest and fees on loans	$20,863,583	23,218,171	20,991,521
Interest on federal funds sold	249,061	490,114	352,887
Interest on investment securities:
U.S. Government agencies	1,560,529	1,661,092	1,813,713
State, county and municipal	1,159,393	916,520	697,902
Other	464,123	262,426	192,829

Total interest income	24,296,689	26,548,323	24,048,852

Interest expense:
Interest on deposits:
Demand	1,487,148	2,398,878	2,513,082
Savings	94,811	227,721	237,909
Time	5,094,063	7,488,778	6,200,949
Interest on FHLB and other borrowings	2,048,130	1,953,643	1,404,606

Total interest expense	8,724,152	12,069,020	10,356,546

Net interest income	15,572,537	14,479,303	13,692,306
Provision for loan losses	483,340	910,500	508,700

Net interest income after provision for loan losses	15,089,197	13,568,803	13,183,606

Other income:
Service charges on deposit accounts	3,195,766	2,921,445	2,158,729
Mortgage origination fees	938,439	823,363	245,833
Gain (loss) on sale of securities available for sale	6,705	21,381	(8,833)
Miscellaneous	1,110,170	784,185	594,973

Total other income	5,251,080	4,550,374	2,990,702

Other expenses:
Salaries and employee benefits	7,186,935	6,504,486	5,419,337
Occupancy	1,646,537	1,555,737	1,407,503
Other operating	3,293,841	2,799,169	2,455,885

Total other expenses	12,127,313	10,859,392	9,282,725

Earnings before income taxes	8,212,964	7,259,785	6,891,583
Income taxes	2,668,299	2,470,664	2,487,406

Net earnings	$5,544,665	4,789,121	4,404,177

Net earnings per share	$1.71	1.55	1.42

Diluted net earnings per share	$1.69	1.52	1.41

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Net earnings	$5,544,665	4,789,121	4,404,177

Other comprehensive income, net of tax:
Unrealized gains on investment securities available for sale:
Unrealized gains arising during the period	1,403,646	692,076	1,630,351
Associated taxes	(477,240)	(262,712)	(618,881)
Reclassification adjustment for (gain) loss realized	(6,705)	(21,381)	8,833
Associated taxes (benefit)	2,213	8,116	(3,353)

Other comprehensive income	921,914	416,099	1,016,950

Comprehensive income	$6,466,579	5,205,220	5,421,127

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2002, 2001 and 2000

	Common Stock		Additional		Accumulated
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 1999	3,105,394	$3,881,743	1,060,670	18,094,975	(1,044,813)	21,992,575
Cash dividends ($.48 per share)	—	—	—	(1,471,459)	—	(1,471,459)
Retirement of common stock	(11,966)	(14,958)	(272,080)	—	—	(287,038)
Exercise of stock options	972	1,215	5,800	—	—	7,015
Issuance of common stock in lieu of directors’ fees	1,055	1,319	23,474	—	—	24,793
Change in unrealized holding gains on securities available for sale, net of tax	—	—	—	—	1,016,950	1,016,950
Net earnings	—	—	—	4,404,177	—	4,404,177

Balance, December 31, 2000	3,095,455	3,869,319	817,864	21,027,693	(27,863)	25,687,013
Cash dividends ($.55 per share)	—	—	—	(1,705,491)	—	(1,705,491)
Retirement of common stock	(2,466)	(3,083)	(52,282)	—	—	(55,365)
Exercise of stock options	6,260	7,825	39,687	—	—	47,512
Issuance of common stock in lieu of directors’ fees	1,106	1,383	24,055	—	—	25,438
Change in unrealized holding gain on securities available for sale, net of tax	—	—	—	—	416,099	416,099
Net earnings	—	—	—	4,789,121	—	4,789,121

Balance, December 31, 2001	3,100,355	3,875,444	829,324	24,111,323	388,236	29,204,327
Cash dividends ($.60 per share)	—	—	—	(1,946,775)	—	(1,946,775)
Retirement of common stock	(2,345)	(2,932)	(62,350)	—	—	(65,282)
Exercise of stock options	7,512	9,390	55,892	—	—	65,282
Common stock offering at $24 per share, net of offering cost of $33,546	200,000	250,000	4,516,454	—	—	4,766,454
Issuance of common stock in lieu of directors’ fees	1,211	1,514	27,852	—	—	29,366
Change in unrealized holding gain on securities available for sale, net of tax	—	—	—	—	921,914	921,914
Net earnings	—	—	—	5,544,665	—	5,544,665

Balance, December 31, 2002	3,306,733	$4,133,416	5,367,172	27,709,213	1,310,150	38,519,951

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Cash flows from operating activities:
Net earnings	$5,544,665	4,789,121	4,404,177
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	1,060,285	778,023	681,502
Provision for loan losses	483,340	910,500	508,700
Change in deferred income taxes	(163,472)	(341,386)	(221,275)
Gain (loss) on sale of securities available for sale	(6,705)	(21,381)	8,833
Loss (gain) on sale of premises and equipment	7,851	(3,481)	(11,647)
Gain on settlement of interest rate swap	(252,950)	—	—
Loss (gain) loss on sale of other real estate	9,710	(15,286)	(22,374)
Change in:
Other assets	(254,145)	(1,111,019)	(724,670)
Other liabilities	(1,355,021)	1,461,519	292,712

Net cash provided by operating activities	5,073,558	6,446,610	4,915,958

Cash flows from investing activities:
Proceeds from sales of securities available for sale	6,498,385	1,080,000	560,520
Proceeds from maturities of securities available for sale	11,480,591	17,210,115	4,624,929
Purchases of securities available for sale	(14,135,073)	(32,675,694)	(2,286,470)
Purchase of securities held to maturity	(1,500,000)	(1,000,000)	—
Net change in loans	(20,526,228)	(25,484,898)	(44,159,879)
Proceeds from sales of premises and equipment	17,048	11,342	29,350
Purchases of premises and equipment	(426,370)	(1,321,684)	(788,315)
Capital expenditures for other real estate	(11,843)	(136,702)	—
Proceeds from sales of other real estate	157,730	489,283	103,273

Net cash used by investing activities	(18,445,760)	(41,828,238)	(41,916,592)

Cash flows from financing activities:
Net change in deposits	18,194,740	46,720,265	19,005,461
Federal Home Loan Bank advances	10,000,000	10,000,000	15,000,000
Repayment of Federal Home Loan Bank advances	—	—	(5,000,000)
Proceeds from other borrowings	—	372,000	1,220,000
Repayment of other borrowings	(1,282,000)	(390,000)	(270,000)
Proceeds from settlement of interest rate swap	252,950	—	—
Change in federal funds purchased	—	(600,000)	600,000
Offering proceeds, net of offering cost	4,766,454	—	—
Dividends paid	(1,891,627)	(1,651,553)	(1,402,784)
Exercise of stock options	65,282	47,512	7,015
Retirement of common stock	(65,282)	(55,365)	(287,038)

Net cash provided by financing activities	30,040,517	54,442,859	28,872,654

Change in cash and cash equivalents	16,668,315	19,061,231	(8,127,980)
Cash and cash equivalents at beginning of year	30,998,895	11,937,664	20,065,644

Cash and cash equivalents at end of year	$47,667,210	30,998,895	11,937,664

WGNB CORP.

Consolidated Statements of Cash Flows, continued

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$9,409,115	11,932,926	9,619,586
Income taxes	$3,357,950	2,154,962	2,616,628
Non-cash investing and financing activities:
Transfer of loans to other real estate	$390,397	—	712,061
Change in unrealized gains on securities available for sale, net of tax	$921,914	416,099	1,016,950
Change in dividends payable	$(55,148)	(53,938)	(68,675)
Issuance of common stock to directors in lieu of directors’ fees	$29,366	25,438	24,793

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

The Bank commenced business in 1946 upon receipt of its banking charter from the Office of the Comptroller of the Currency (the “OCC”). The Bank is primarily regulated by the OCC and undergoes periodic examinations by this regulatory agency. The Company is regulated by the Federal Reserve and is also subject to periodic examinations. The Bank provides a full range of commercial and consumer banking services principally in Carroll and Douglas Counties, Georgia.

In 2002, the Company completed a public offering of 200,000 shares of its common stock at a purchase price of $24.00 per share, or an aggregate amount of $4,800,000. The offering was conducted through the Company’s officers and directors on a best-efforts basis without compensation. The Company received net proceeds from the offering of $4,766,654, representing total offering proceeds of $4,800,000, less offering expenses of $33,346.

During 2002, the Company merged the operation of WGCS into the Bank and the Company. Additionally, the Company has ceased offering non-traditional consumer financing. WGCS had operated under the name Mortgage & Loan Solutions and commenced operations in 1997 serving Paulding, Douglas and Carroll Counties.

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

Securities, continued

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

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance represents an amount which, in management’s judgment based on historical losses and on current economic environment, will be adequate to absorb probable losses on existing loans that may become uncollectible. Loans deemed uncollectible are charged-off and deducted from the allowance and recoveries on loans previously charged-off are added back to the reserve.

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

Derivative Instruments and Hedging Activities

The Company recognizes the fair value of derivatives as assets or liabilities in the financial statements. Changes in the fair value of a derivative depend on the intended use of the derivative instrument at inception. The change in fair value of instruments used as fair value hedges is accounted for in the earnings of the period simultaneous with accounting for the fair value change of the item being hedged. The change in fair value of the effective portion of cash flow hedges is accounted for in comprehensive income rather than earnings. The change in fair value of derivative instruments that are not intended as a hedge is accounted for in the earnings of the period of the change. When a swap contract is settled or terminated, the cumulative change in the fair value is amortized into income over the original hedge period. If the underlying hedged instrument is sold, the Company immediately recognizes the cumulative change in the derivative’s value in the component of earnings.

As of December 31, 2002, the Company did not hold an interest rate swap. As of December 31, 2001, the Company held an interest rate swap, which was entered into as a means of managing its interest rate risk and accounted for the hedge instrument as a fair value hedge. The interest rate swap contract, with a notional amount of $20,000,000, was used to hedge the Bank’s fixed rate interest risk related to its borrowing with the Federal Home Loan Bank. Under the interest swap contract, the Company received a fixed rate of 3.45% and paid at a rate of 90 day LIBOR which was 1.89% at December 31, 2001. During 2002, the Company recognized $252,950 in gains related to the settlement of the interest rate swap, which was reported as a component of other income.

Stock Compensation Plans

SFAS No. 123, “Accounting for Stock-Based Compensation”, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

WGNB CORP.

Notes to Consolidated Financial Statements, continued

Stock Compensation Plans, continued

Had compensation cost for the plan been determined based upon the fair value of the options at the grant dates, the Company’s net earnings and net earnings per share would have been reduced to the proforma amounts indicated below:

		2002	2001	2000

Net earnings	As reported	$5,544,665	4,789,121	4,404,177
	Proforma	$5,465,894	4,748,635	4,373,964
Net earnings per share	As reported	$1.71	1.55	1.42
	Proforma	$1.69	1.53	1.41
Diluted earnings per share	As reported	$1.69	1.52	1.41
	Proforma	$1.66	1.51	1.40

The fair value of each option is estimated on the date of grant using the Black-Sholes Model for 2002 and the Minimum Value Model for 2001 and 2000. The following weighted average assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yield of 2.40%, 2.00% and 1.70% risk free interest rates of 4.14%, 5.00% and 6.00%, respectively, and an expected life of 10 years. For disclosure purposes, the Company immediately recognized the expense associated with the option grants assuming that all awards will vest. The compensation expense included in the proforma results was determined based on the fair value of the option at the time of grant multiplied by the number of options granted net of tax effect.

Net Comprehensive Income

GAAP generally requires that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated balance sheets, such items along with net income, are components of comprehensive income. The Company presents comprehensive income in a separate consolidated statement of comprehensive income.

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

		Common	Per Share
For the Year Ended December 31, 2002	Net Earnings	Shares	Amount

Earnings per common share	$5,544,665	3,243,849	$1.71
Effect of dilutive stock options	—	42,353	(.02)

Diluted earnings per common share	$5,544,665	3,286,202	$1.69

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

Earnings Per Share, continued

		Common	Per Share
For the Year Ended December 31, 2001	Net Earnings	Shares	Amount

Earnings per common share	$4,789,121	3,098,067	$1.55
Effect of dilutive stock options	—	45,986	(.03)

Diluted earnings per common share	$4,789,121	3,144,053	$1.52

		Common	Per Share
For the Year Ended December 31, 2000	Net Earnings	Shares	Amount

Earnings per common share	$4,404,177	3,098,419	$1.42
Effect of dilutive stock options	—	35,424	(.01)

Diluted earnings per common share	$4,404,177	3,133,843	$1.41

New Accounting Standards

Effective October 1, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 147, “Acquisitions of Certain Financial Institutions,” which amends SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions.” It also requires that those transactions be accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142 “Goodwill and Other Intangible Assets.” Specifically, the requirement of SFAS No. 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to business combinations within the scope of SFAS No. 72. In addition, this Statement amends SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include in its scope long-term customer-relationship intangible asset of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. This new pronouncement will not have a significant impact on the financial position or results of operations of the Company.

Additionally, effective December 15, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” This statement provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. This new pronouncement did not have a significant impact on the financial position of the Company.

Reclassifications

Certain reclassifications have been made in the prior years consolidated financial statements to conform to the presentation used in 2002.

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(2)	Investment Securities

Investment securities available for sale and held-to-maturity at December 31, 2002 and 2001 are summarized as follows:

Available for Sale

	December 31, 2002

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Government agencies	$3,522,598	85,752	—	3,608,350
Mortgage-backed securities	20,811,410	771,173	—	21,582,583
State, county and municipals	24,161,148	1,075,984	22,820	25,214,312
Corporate bonds	1,686,405	40,143	—	1,726,548

	$50,181,561	1,973,052	22,820	52,131,793

	December 31, 2001

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Government agencies	$3,854,196	45,942	843	3,899,295
Mortgage-backed securities	26,360,027	232,317	84,840	26,507,504
State, county and municipals	23,058,952	521,350	104,439	23,475,863
	1,057,820	2,517	8,853	1,051,484

	$54,330,995	802,126	198,975	54,934,146

Held to Maturity

December 31, 2002

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Trust preferred securities	$3,500,000	101,400	—	3,601,400

December 31, 2001

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Trust preferred securities	$2,000,000	75,000	40,400	2,034,600

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(2)	Investment Securities, continued

The amortized cost and estimated fair value of investment securities available for sale and held to maturity at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value

Available for Sale
U.S. Government agencies, state, county and municipals and corporate bonds:
Within 1 year	$2,939,558	3,013,077
1 to 5 years	3,973,214	4,187,078
5 to 10 years	3,835,098	3,944,455
After 10 years	18,622,281	19,404,600
Mortgage-backed securities	20,811,410	21,582,583

	$50,181,561	52,131,793

Held to Maturity
Trust preferred securities:
After 10 years	$3,500,000	3,601,400

Proceeds from sales of securities available for sale during 2002, 2001 and 2000 were $6,498,385, $1,080,000 and $560,520, respectively, with the following gains and losses recognized:

	2002	2001	2000

Gross gains	$6,705	21,831	—
Gross losses	$—	—	8,833

Investment securities with a fair value of approximately $47,217,000 and $52,755,000 as of December 31, 2002 and 2001, respectively, were pledged to secure public deposits, as required by law, and for other purposes.

(3)	Loans

Major classifications of loans at December 31, 2002 and 2001 are summarized as follows:

		2002	2001

Commercial, financial and agricultural		$34,821,174	26,162,290
Real estate – mortgage		153,572,374	147,704,252
Real estate – construction		68,817,967	60,784,686
Consumer		16,259,910	19,153,301

		273,471,425	253,804,529
Less:	Unearned interest	486,889	523,954
	Allowance for loan losses	3,771,676	3,720,206

		$269,212,860	249,560,369

The Company grants loans and extensions of credit to individuals and a variety of businesses and corporations primarily located in its general trade area of Carroll, Paulding and Douglas Counties, Georgia. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(3)	Loans, continued

Changes in the allowance for loan losses for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

Balance, beginning of year	$3,720,206	2,919,812	2,281,298
Provision for loan losses	483,340	910,500	508,700
Loans charged off	(694,566)	(199,720)	(76,737)
Recoveries	262,696	89,614	206,551

Balance, end of year	$3,771,676	3,720,206	2,919,812

(4)	Premises and Equipment

Major classifications of premises and equipment at December 31, 2002 and 2001 are summarized as follows:

	2002	2001

Land	$1,134,599	1,134,599
Buildings and improvements	5,833,246	5,869,136
Furniture and equipment	5,313,252	5,545,112

	12,281,097	12,548,847
Less: Accumulated depreciation	(6,321,330)	(6,242,501)

	$5,959,767	6,306,346

Depreciation expense amounted to $748,049, $700,825 and $655,487 in 2002, 2001 and 2000, respectively.

(5)	Time Deposits

At December 31, 2002 the scheduled maturities of time deposits are as follows:

2003	$89,003,095
2004	17,410,969
2005	8,432,942
2006	10,209,651
2007 and thereafter	2,766,719

$127,823,376

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(6)	Lines of Credit

The Bank has lines of credit for overnight borrowings of $11,000,000 at December 31, 2002 and 2002. The Bank also has a line of credit with the Federal Home Loan Bank of Atlanta (FHLB) totaling $53,940,000 and $43,140,000 at December 31, 2002 and 2001, respectively. Advances on the FHLB line of credit are subject to available collateral of the Bank. At December 31, 2002, the Bank had advances outstanding from the FHLB amounting to $45,000,000. The following advances require quarterly interest payments:

	Interest	Current			Early Conversion
Advance	Basis	Rate	Maturity	Call Date	Option

$10,000,000	Fixed	5.49%	May 2011	May 2006	May 2006, 3 month LIBOR
$5,000,000	Fixed	6.14%	December 2004	—	—
$5,000,000	Fixed	7.07%	May 2005	—	—
$10,000,000	Fixed	6.16%	July 2005	—	—
$5,000,000	Fixed	5.44%	February 2008	February 2003	February 2003, 3 month LIBOR
$10,000,000	Fixed	3.37%	September 2012	September 2007	September 2007, 3 month LIBOR

At December 31, 2001, the Bank had advances outstanding from the FHLB amounting to $35,000,000. The following advances require quarterly interest payments:

	Interest	Current			Early Conversion
Advance	Basis	Rate	Maturity	Call Date	Option

$10,000,000	Fixed	5.49%	May 2011	May 2006	May 2006, 3 month LIBOR
$5,000,000	Fixed	6.14%	December 2004	December 2001	December 2001, 3 month LIBOR
$5,000,000	Fixed	7.07%	May 2005	May 2002	May 2002, 3 month LIBOR
$10,000,000	Fixed	6.16%	July 2005	—	—
$5,000,000	Fixed	5.44%	February 2008	February 2003	February 2003, 3 month LIBOR

The early conversion option allows the FHLB to convert the advances to a variable interest rate upon notification to the Bank. The FHLB advances are secured by the Bank’s stock in the FHLB, its 1-4 family first mortgage loans and qualified commercial loans.

Additionally, during 1999 the Company entered into a $1,750,000 line of credit arrangement with a financial institution that matures March 31, 2003. At December 31, 2002 and 2001, the Company had outstanding advances of $0 and $1,282,000, respectively. The facility requires interest payments quarterly with annual interest calculated at the prime rate minus 1.25%.

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(7)	Commitments

The Company is a party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments.

In most cases, the Company requires collateral to support financial instruments with credit risk. The following table summarizes the off balance sheet financial instruments as of December 31, 2002 and 2001:

	Approximate
	Contractual Amount

	2002	2001

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$40,842,000	39,167,000
Standby letters of credit	1,658,000	597,000

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

In 1996, the Board of Directors approved a Stock Repurchase Plan of up to $2,000,000 of the Company’s common stock currently outstanding. During 2001, the Board of Directors approved an additional $1,000,000 to be used for the Stock Repurchase Plan. The Company redeemed 2,345 shares of common stock during 2002. At December 31, 2002, the Company had $1,478,430 remaining to reacquire shares under the Stock Repurchase Plan.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2002, that the Company and the Bank met all capital adequacy requirements to which it is subject.

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(9)	Regulatory Matters, continued

As of December 31, 2002 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category. Presented below are the Company’s and the Bank’s actual capital amounts and ratios.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(in 000's)		(in 000's)		(in 000's)
As of December 31, 2002:
Total Capital (to Risk Weighted Assets)
Consolidated	$40,697	14%	>22,889	>8%	N/A	N/A
Bank	$35,424	12%	>22,812	>8%	>28,515	>10%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$37,210	13%	>11,445	>4%	N/A	N/A
Bank	$31,949	11%	>11,406	>4%	>17,109	>6%
Tier I Capital (to Average Assets)
Consolidated	$37,210	10%	>15,149	>4%	N/A	N/A
Bank	$31,949	8%	>15,115	>4%	>18,894	>5%
As of December 31, 2001:
Total Capital (to Risk Weighted Assets)
Consolidated	$31,493	12%	>20,578	>8%	N/A	N/A
Bank	$31,999	12%	>20,706	>8%	>25,882	>10%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$28,338	11%	>10,289	>4%	N/A	N/A
Bank	$28,824	11%	>10,353	>4%	>15,530	>6%
Tier I Capital (to Average Assets)
Consolidated	$28,338	8%	>13,963	>4%	N/A	N/A
Bank	$28,824	8%	>14,026	>4%	>17,532	>5%

Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions are based on the level of regulatory classified assets, the prior years’ net earnings, and the ratio of equity capital to total assets. At December 31, 2002 the Bank could pay approximately $6,682,000 in addition to current earnings without obtaining prior regulatory approval.

(10)	Incentive Stock Option Plan

Under the January 11, 1994 Incentive Stock Option Plan the Company may grant options to certain key officers to acquire shares of common stock of the Company at the then fair value, with the number of shares to be determined annually by agreed upon formulas. A total of 160,000 shares of common stock were reserved for possible issuance under this plan. At December 31, 2002, the Company had 39,735 options available for awards. Options were to be granted commencing March 8, 1994 and are to continue through the year 2004. The options may not be exercised prior to five years from the date of grant and are exercisable no later than ten years from that date. No compensation cost has been recognized for the stock options.

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(10)	Incentive Stock Option Plan, continued

A summary status of the Company’s stock option plan as of December 31, 2002, 2001 and 2000, and changes during the years ending on those dates, is presented below:

	2002		2001		2000

		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	96,279	$13.75	88,049	$12.04	81,221	$10.90
Awarded during the year	17,272	$24.00	14,490	$22.50	7,800	$21.50
Forfeited during the year	(5,681)	$19.59	—	—	—	—
Exercised during the year	(7,512)	$8.69	(6,260)	$7.59	(972)	$7.22

Outstanding, end of year	100,358	$15.57	96,279	$13.75	88,049	$12.04

Options exercisable at year end	36,792		23,220		13,104

Weighted average fair value of options granted during the year		$6.91		$4.40		$6.10

The following information applies to all options outstanding at December 31, 2002:

Range of exercise prices	$7.22 to $24.00
Weighted average remaining contractual life (years)	5.68

(11)	Defined Contribution Plan

The Company began a qualified retirement plan pursuant to Internal Revenue Code Section 401(k) in 1996 covering substantially all employees subject to certain minimum age and service requirements. Contribution to the plan by employees is voluntary. During 2002, 2001 and 2000, the Company matched 100% of the participants’ contributions up to 6% of the participants’ salaries which is limited to the annual 401(k) contribution limits. The Company also made discretionary contributions to the plan in 2002, 2001 and 2000 of 5% of participants’ salaries. Contributions to the plan charged to expense during 2002, 2001 and 2000 were $366,148, $365,993 and $303,996, respectively.

(12)	Income Taxes

The components of the provision for income taxes in the consolidated statements of earnings for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

Current:
Federal	$2,571,959	2,518,696	2,356,552
State	259,812	293,354	352,129
Deferred:
Federal	(145,490)	(305,772)	(208,558)
State	(17,982)	(35,614)	(12,717)

Total	$2,668,299	2,470,664	2,487,406

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(12)	Income Taxes, continued

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

	2002	2001	2000

Pretax income at statutory rates	$2,790,917	2,468,327	2,343,138
Add (deduct):
Tax-exempt interest income	(331,773)	(268,094)	(234,594)
State taxes, net of federal effect	180,054	223,384	205,023
Non-deductible interest expense	28,636	39,909	33,905
Other	465	7,138	139,934

	$2,668,299	2,470,664	2,487,406

The following summarizes the net deferred tax asset, which is included as a component of other assets, at December 31, 2002 and 2001.

	2002	2001

Deferred income tax assets:
Allowance for loan losses	$1,285,218	1,198,007
Other real estate owned	84,688	—
Other	82,962	41,070

Total gross deferred income tax assets	1,452,868	1,239,077

Deferred income tax liabilities:
Premises and equipment	(335,070)	(284,757)
Net unrealized gain on securities available for sale	(661,626)	(214,915)
Other	(2,050)	(2,044)

Total gross deferred income tax liabilities	(998,746)	(501,716)

Net deferred income tax asset	$454,122	737,361

(13)	Related Party Transactions

The Bank conducts transactions with directors and executive officers, including companies in which they have beneficial interests, in the normal course of business. It is the Bank’s policy to comply with federal regulations that require that loan transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time made for comparable loans to other persons. The following summary reflects activity for related party loans for 2002:

Beginning balance	$5,367,300
New loans	9,612,341
Repayments	(9,132,681)
Change in related parties	(413,553)

Ending balance	$5,433,407

At December 31, 2002, deposits from directors, executive officers, and their related interests totaled approximately $3,947,000.

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(14)	Other Operating Expenses

Components of other operating expenses which exceed 1% of total interest income and other income are as follows:

	2002	2001	2000

Professional fees	$521,305	355,018	313,023
Software licensing fee	$323,654	256,712	84,493

(15)	Fair Value of Financial Instruments

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

Commitments to Extend Credit, Standby Letters of Credit

Off balance sheet instruments (commitments to extend credit and standby letters of credit) are generally short-term and at variable interest rates. Therefore, both the carrying value and estimated fair value associated with these instruments are immaterial.

Derivative Instruments

Fair value is estimated as the amount the Company would receive or pay to terminate the contract as of the reporting date. There were no contracts outstanding at December 31, 2002. At December 31, 2001, the fair value of the contract outstanding was $0.

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

Fair value estimates are based on existing on and off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include deferred income taxes and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

The carrying amount and estimated fair values of the Company’s financial instruments at December 31, 2002 and 2001 are as follows:

	2002		2001

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and cash equivalents	$47,667,210	47,667,210	30,998,895	30,998,895
Securities available for sale	$52,131,793	52,131,793	54,934,146	54,934,146
Securities held to maturity	$3,500,000	3,601,400	2,000,000	2,034,600
Loans	$269,212,860	270,684,750	249,560,369	251,334,812
Liabilities:
Deposits	$298,725,868	301,439,155	280,531,128	283,125,277
Federal Home Loan Bank advances	$45,000,000	49,035,029	35,000,000	36,990,382
Other borrowings	$—	—	1,282,000	1,282,000

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(16)	WGNB Corp. (Parent Company Only) Financial Information

Balance Sheets

December 31, 2002 and 2001

	2002	2001

Assets
Cash	$5,047,181	708,569
Investment in Bank	33,238,343	28,726,314
Investment in WGCS	—	270,638
Securities available for sale	672,000	—
Funds due from WGCS	—	1,282,000
Other assets	297,656	19,238

	$39,255,180	31,006,759

Liabilities and Stockholders’ Equity
Dividends payable	$515,049	459,901
Line of credit	—	1,282,000
Other liabilities	220,180	60,531

Total liabilities	735,229	1,802,432
Stockholders’ equity	38,519,951	29,204,327

	$39,255,180	31,006,759

Statements of Earnings

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Dividends from Bank	$1,946,290	1,954,115	1,721,185
Other income	60,637	82,338	41,617
Other expense	(51,332)	(157,314)	(125,655)

Earnings before equity in undistributed earnings of subsidiaries	1,955,595	1,879,139	1,637,147
Equity in undistributed earnings (loss) of WGCS	(22,803)	23,739	(89,272)
Equity in undistributed earnings of Bank	3,611,873	2,886,243	2,856,302

Net earnings	$5,544,665	4,789,121	4,404,177

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(16)	WGNB Corp. (Parent Company Only) Financial Information, continued

Statements of Cash Flows

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Cash flows from operating activities:
Net earnings	$5,544,665	4,789,121	4,404,177
Adjustments to reconcile net earnings to net cash provided by operating activities:
Accretion on securities available for sale	6,440	—	—
Equity in undistributed earnings of Bank	(3,611,873)	(2,886,243)	(2,856,302)
Equity in undistributed earnings of WGCS	22,803	(23,739)	89,272
Change in other assets	(131,488)	(11,904)	703
Change in other liabilities	189,015	37,645	73,305

Net cash provided by operating activities	2,019,562	1,904,880	1,711,155

Cash flows from investing activities:
Net assets transferred from WGCS	91,895	—	—
Purchase of securities available for sale	(647,672)	—	—

Net cash used by investing activities	(555,777)	—	—

Cash flows from financing activities:
Proceeds from borrowings	—	372,000	1,220,000
Payments on borrowings	(1,282,000)	(390,000)	(270,000)
Loan to WGCS	—	(372,000)	(1,220,000)
Payments received from WGCS	1,282,000	390,000	270,000
Offering proceeds, net of offering cost	4,766,454	—	—
Dividends paid	(1,891,627)	(1,651,553)	(1,402,784)
Exercise of stock options	65,282	47,512	7,015
Retirement of common stock	(65,282)	(55,365)	(287,038)

Net cash provided (used) by financing activities	2,874,827	(1,659,406)	(1,682,807)

Increase in cash	4,338,612	245,474	28,348
Cash at beginning of year	708,569	463,095	434,747

Cash at end of year	$5,047,181	708,569	463,095

Supplemental disclosure of non-cash financing activities:
Change in dividends payable	$(55,148)	(53,938)	(68,675)
Changes in unrealized gains (losses) on securities available for sale, net of tax, of Bank	$921,914	416,099	1,016,950
Issuance of common stock to directors in lieu of directors’ fees	$29,366	25,438	24,793
Transfer of assets from WGCS to the Company	$155,940	—	—