Form 10-Q
period 2003-03-31
WGNB CORP
filed 2003-05-14
CIK 1115568

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

| | Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

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

                                 (770) 832-3557
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                              Outstanding at May 10, 2003
           -----                              ---------------------------

Common Stock, $1.25 par value                          3,310,577

                                   WGNB CORP.

                               INDEX TO FORM 10-Q

ITEM NUMBER
IN FORM 10-Q                  DESCRIPTION                                  PAGE
------------                  -----------                                  ----
PART ONE      FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets at March 31, 2003 and
              December 31, 2002.........................................     2

              Consolidated Statements of Earnings for Three Months
              ended March 31, 2003 and March 31, 2002 ..................     3

              Consolidated Statements of Comprehensive Income for
              Three Months ended March 31, 2003 and March 31, 2002 .....     4

              Consolidated Statements of Cash Flows for Three Months
              ended March 31, 2003 and March 31, 2002...................     5

              Notes to Consolidated Financial Statements................     7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................     9

     Item 3.  Quantitative and Qualitative Disclosures About Market
              Risk......................................................    12

     Item 4.  Controls and Procedures...................................    12

PART TWO      OTHER INFORMATION

     Item 1.  Legal Proceedings.........................................    13

     Item 2.  Changes in Securities and Use of Proceeds.................    13

     Item 3.  Defaults Upon Senior Securities...........................    13

     Item 4.  Submission of Matters to a Vote of Security Holders.......    13

     Item 5.  Other Information.........................................    13

     Item 6.  Exhibits and Reports on Form 8-K..........................    14

              Signatures and Certifications.............................    15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

      The unaudited financial statements of WGNB Corp. (the "Company") are set forth on the following pages. All adjustments have been made which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                                   WGNB CORP.
                           CONSOLIDATED BALANCE SHEETS

                   AS OF MARCH 31, 2003 AND DECEMBER 31, 2002
                                   (UNAUDITED)

                                                                      March 31,     December 31,
                                     Assets                             2003           2002
                                                                        ----           ----
Cash and cash due from banks, including reserve requirements
    of $100,000                                                     $  7,970,900   $ 16,963,822
Federal funds sold                                                    28,976,399     30,703,388
                                                                    ------------   ------------

               Cash and cash equivalents                              36,947,299     47,667,210

Securities available for sale                                         53,759,894     52,131,793
Securities held to maturity                                            4,000,000      3,500,000
Loans, net                                                           281,299,450    269,212,860
Premises and equipment, net                                            6,405,806      5,959,767
Accrued interest receivable                                            2,090,660      2,027,228
Other assets                                                           4,623,175      4,622,304
                                                                    ------------   ------------

                                                                    $389,126,284   $385,121,162
                                                                    ============   ============

                      Liabilities and Stockholders' Equity

Deposits:
    Demand                                                          $ 43,917,367   $ 38,039,880
    Interest bearing demand                                          119,293,572    123,831,459
    Savings                                                           10,031,312      9,031,153
    Time                                                              87,952,097     86,680,351
    Time, over $100,000                                               39,638,413     41,143,025
                                                                    ------------   ------------

               Total deposits                                        300,832,761    298,725,868

Federal Home Loan Bank advances                                       45,000,000     45,000,000
Accrued interest payable                                               1,302,760      1,210,424
Other liabilities                                                      2,505,678      1,664,919
                                                                    ------------   ------------
               Total liabilities                                     349,641,199    346,601,211
                                                                    ------------   ------------
Commitments
Stockholders' equity:
     Common stock, $1.25 par value, 10,000,000 shares authorized;
         3,309,662 and 3,306,733 shares issued and outstanding         4,137,078      4,133,416
     Additional paid-in capital                                        5,363,511      5,367,172
     Retained earnings                                                28,534,701     27,709,213
     Accumulated comprehensive income                                  1,449,795      1,310,150
                                                                    ------------   ------------

               Total stockholders' equity                             39,485,085     38,519,951
                                                                    ------------   ------------

                                                                    $389,126,284   $385,121,162
                                                                    ============   ============

See accompanying notes to consolidated financial statements.

                                   WGNB CORP.
                       CONSOLIDATED STATEMENTS OF EARNINGS

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                       For the Three Months
                                                                          Ended March 31,
                                                                        2003           2002
                                                                        ----           ----
Interest income:
   Interest and fees on loans                                       $  5,047,958   $  5,174,801
   Interest on federal funds sold                                         79,214         89,294

Interest on investment securities:
   U.S. Government agencies                                              307,199        429,152
   State, county and municipal                                           325,710        300,887
   Other                                                                 147,883        101,796
                                                                    ------------   ------------

                  Total interest income                                5,907,964      6,095,930
                                                                    ------------   ------------

Interest expense:
   Interest on deposits:
      Demand                                                             268,334        390,712
      Savings                                                             18,312         23,383
      Time                                                             1,110,362      1,506,736
   Interest on FHLB and other borrowings                                 608,875        458,749
                                                                    ------------   ------------

                  Total interest expense                               2,005,883      2,379,580
                                                                    ------------   ------------

                  Net interest income                                  3,902,081      3,716,350

Provision for loan losses                                                 75,000         75,000
                                                                    ------------   ------------
                  Net interest income after provision
                    for loan losses                                    3,827,081      3,641,350
                                                                    ------------   ------------
Other income:
   Service charges on deposit accounts                                   838,447        724,720
   Mortgage origination fees                                             241,913        223,400
   Gain on sale of investments available for sale                             --          3,335
   Miscellaneous                                                         244,251        199,642
                                                                    ------------   ------------

                  Total other income                                   1,324,611      1,151,097
                                                                    ------------   ------------

Other expenses:
   Salaries and employee benefits                                      1,843,005      1,776,927
   Occupancy                                                             409,589        420,518
   Other operating                                                       940,203        756,427
                                                                    ------------   ------------

                  Total other expenses                                 3,192,797      2,953,872
                                                                    ------------   ------------

Earnings before income taxes                                           1,958,895      1,838,575

Income taxes                                                             603,861        617,731
                                                                    ------------   ------------

                  Net earnings                                      $  1,355,034   $  1,220,844
                                                                    ============   ============

                  Basic earnings per share                          $        .41   $        .39
                                                                    ============   ============
                  Diluted earnings per share                        $        .40   $        .39
                                                                    ============   ============
                  Dividends declared per share                      $        .16   $        .15
                                                                    ============   ============

See accompanying notes to consolidated financial statements.

                                   WGNB CORP.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                        For the Three Months
                                                                           Ended March 31,
                                                                         2003           2002
                                                                         ----           ----
Net earnings                                                        $  1,355,034   $  1,220,844

Other comprehensive income, net of tax:
    Unrealized gains on investment
        securities available for sale:
         Unrealized gains (losses) arising during
                     the period                                          211,583       (142,628)

         Associated (taxes) benefit                                      (71,938)        49,920

             Reclassification adjustment for gains                            --         (3,335)

             Associated taxes                                                 --          1,167
                                                                    ------------   ------------

Other comprehensive income                                               139,645        (94,876)
                                                                    ------------   ------------

Comprehensive income                                                $  1,494,679   $  1,125,968
                                                                    ============   ============

See accompanying notes to consolidated financial statements.

                                   WGNB CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                      For the Three Months
                                                                         Ended March 31,
                                                                      2003            2002
                                                                      ----            ----
Cash flows from operating activities:
    Net earnings                                                  $  1,355,034    $  1,220,844
    Adjustments to reconcile net earnings to net cash
       Provided by operating activities:
          Depreciation, amortization and accretion                     247,270         253,139
          Provision for loan losses                                     75,000          75,000
          Gain on sale of securities available for sale                     --          (3,335)
          Change in:
             Other assets                                              (64,303)       (256,140)
             Other liabilities                                         845,329          (3,692)
                                                                  ------------    ------------

               Net cash provided by operating activities             2,458,330       1,285,816
                                                                  ------------    ------------

Cash flows from investing activities:
    Proceeds from sales of securities available for sale                    --       4,521,376
    Proceeds from maturities of securities available for sale        3,454,080       2,787,165
    Purchases of securities available for sale                      (4,923,868)     (8,882,256)
    Purchases of securities held to maturity                          (500,000)     (1,000,000)
    Net change in loans                                            (12,161,590)     (1,775,909)
    Purchases of premises and equipment                               (640,039)       (155,773)
    Cash expenditures for other real estate owned                           --         (11,843)
                                                                  ------------    ------------

               Net cash used by investing activities               (14,771,417)     (4,517,240)
                                                                  ------------    ------------

Cash flows from financing activities:
    Net change in deposits                                           2,106,893      (2,276,791)
    Repayment of other borrowings                                           --        (140,000)
    Dividends paid                                                    (513,717)       (419,770)
    Exercise of stock options                                           46,045          65,282
    Retirement of common stock                                         (46,045)        (65,282)
                                                                  ------------    ------------

               Net cash provided (used) by financing activities      1,593,176      (2,836,561)
                                                                  ------------    ------------

Change in cash and cash equivalents                                (10,719,911)     (6,067,985)

Cash and cash equivalents at beginning of period                    47,667,210      30,998,895
                                                                  ------------    ------------
Cash and cash equivalents at end of period                        $ 36,947,299    $ 24,930,910
                                                                  ============    ============

See accompanying notes to consolidated financial statements.

                                   WGNB CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                               For the Three Months
                                                                  Ended March 31,
                                                               2003           2002
                                                               ----           ----
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
        Interest                                            $ 1,913,547   $ 2,772,684
        Income taxes                                             60,000     1,269,800

    Non-cash investing and financing activities:
        Change in unrealized gains (losses) on securities
           available for sale, net of tax                       139,645       (94,876)
        Change in dividends payable                              15,829        30,708
        Satisfaction of other liability with issuance
           of common stock                                           --        29,367

See accompanying notes to consolidated financial statements.

                                   WGNB CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) - BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of WGNB Corp. (the "Company") and its wholly-owned subsidiary, West Georgia National Bank (the "Bank"). All significant inter-company accounts have been eliminated in consolidation. In some cases, certain prior period amounts have been reclassified to conform with current year presentation.

      The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position as of March 31, 2003, and the results of its operations and its cash flows for the three-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with consolidated financial statements and the related notes and the report of independent accountants included in the Company's filing on Form 10-K which included the results of operations for the years ended December 31, 2002, 2001 and 2000.

NOTE (2) - NET EARNINGS PER SHARE

      Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

      Reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the quarter ended March 31, 2003 and March 31, 2002 are as follows:

                                                          For the three months ended March 31, 2003

                                                                                         Earnings
                                                          Net Earnings   Common Shares   per Share
                                                          ------------   -------------   ---------
Basic earnings per share                                  $  1,355,034      3,307,296      $  .41
Effect of dilutive securities - Stock Options                       --         44,237         .01
                                                          ------------   ------------      ------

Diluted earnings per share                                $  1,355,034      3,351,533      $  .40
                                                          ============   ============      ======

                                                          For the three months ended March 31, 2002

                                                                                         Earnings
                                                          Net Earnings   Common Shares   per Share
                                                          ------------   -------------   ---------
Basic earnings per share                                  $  1,220,844      3,103,096      $  .39
Effect of dilutive securities - Stock Options                       --         27,280         .00
                                                          ------------   ------------      ------

Diluted earnings per share                                $  1,220,844      3,130,376      $  .39
                                                          ============   ============      ======

                                   WGNB CORP.

NOTE (3) - STOCK COMPENSATION PLANS

      SFAS No. 123, "Accounting for Stock-Based Compensation", encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided proforma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. Had compensation cost for the plan been determined based upon the fair value of the options at the grant dates, the Company's net earnings per share for the quarters ended March 31, 2003 and 2002 would have been reduced to the proforma amounts indicated below:

                                                                      2003             2002
                                                                      ----             ----
      Net earnings                    As reported                $   1,355,034       1,220,844
                                      Proforma                   $   1,205,320       1,142,073

      Net earnings per share          As reported                $         .41             .39
                                      Proforma                   $         .36             .37

      Diluted earnings per share      As reported                $         .40             .39
                                      Proforma                   $         .36             .36

      The fair value of each option is estimated on the date of the grant using the Black-Scholes Model. The following weighted average assumptions were used for grants in 2003 and 2002, respectively: dividend yield of 2.41% and 2.40%, risk free interest rates of 3.90% and 4.14%, respectively, and an expected life of 10 years. For disclosure purposes, the Company immediately recognized the expense associated with the option grants assuming that all awards will vest. The compensation expense included in the proforma results was determined based on the fair value of the option at the time of grant multiplied by the number of options granted net of tax effect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      The following analysis compares WGNB Corp.'s results of operations for the three month periods ended March 31, 2003 and 2002 and reviews important factors affecting WGNB Corp.'s financial condition at March 31, 2003, compared to December 31, 2002. These comments should be read in conjunction with the Company's consolidated financial statements and accompanying notes appearing in this report.

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

RESULTS OF OPERATIONS

Overview

      Net earnings for the three months ended March 31, 2003 was $1,355,034, which represented an increase of $134,000, or 11.0 percent, when compared to the three months ended March 31, 2002. The first quarter of 2003 earnings established another record first quarter net income for the Company. When comparing the first quarter of 2003 to the first quarter of 2002, the improved results are primarily attributable to increased net interest income, deposit account fee income and mortgage origination revenue. Total revenue, including net interest income and other income, increased approximately $360,000, or 7.5 percent, comparing the first quarter ended March 31, 2003 with the first quarter ended March 31, 2002. Comparing the same two quarters, other operating expenses have increased $239,000, or 8.1 percent. With respect to expenses, salaries and employee benefits have increased $66,000, or 3.7 percent, and all other operating expense increased by $173,000, or 14.7 percent.

Net Interest Income

      The net interest margin for the Company has stabilized after a twenty four month decline. The net interest margin for the first quarter of 2003 was 4.53 percent, compared to 4.48 percent for the first quarter of 2002. Despite continued low interest rates, the Bank's interest margin has actually increased. Management recognized the potential impact of low rates and actively managed the balance sheet to minimize interest rate risk including the use of interest rate swaps in 2002. As mentioned in the overview, the dollar amount of net interest income increased by $134,000 from the first quarter ended March 31, 2002 to that period for 2003. This is primarily attributable to an increase in average outstanding loans comparing the two periods of over $28 million. During that same time period, the average yield on loans decreased 82 basis points, from
7.59 percent in the first quarter of 2002 to 6.77 percent in the first quarter of 2003. The overall yield on earning assets has decreased by 67 basis points during the same time period. This decrease in the yield on earning assets was offset by a decrease in the cost of interest-bearing liabilities of 74 basis points. The Bank's balance sheet is positioned to benefit from an increase in interest rates. A prolonged low rate environment will have a slight detrimental impact on the net interest margin as loan and investment yields decline and the cost of funds reaches an economic floor.

Non-Interest Income and Expense

      Non-interest income increased by $174,000, or 15.1 percent, when comparing the first quarter of 2003 to first quarter of 2002. The increase in service charges on deposit accounts constituted $114,000 of the difference, the increase in mortgage origination fees was $19,000 and miscellaneous income which includes other loan and network fees increased $45,000 when comparing the two first quarter periods. Mortgage origination volume remains good, but is expected to flatten out or decline for the remainder of 2003.

      When comparing non-interest expense for the periods ended March 31, 2003 and 2002, there was a $239,000, or 8.1 percent, increase. That increase was made up of a $66,000, or 3.7 percent, increase in salaries and benefits which was attributable to increases in salaries for existing employees. The Bank's employee count has not materially changed since March, 2002. Occupancy expense in the first quarter of 2003 actually decreased $11,000 when compared to the first quarter of 2002. Other operating expense increased approximately $184,000 from the first quarter of 2002 to the first quarter of 2003. This increase was primarily attributable to increased legal fees associated with a suit brought against the Bank for which it is not likely the Bank will incur significant loss.

Income Taxes

      Income tax expense for the first three months of each year was $603,000 in 2003, and $618,000 in 2002. The effective tax rates for each of the periods ended March 31, 2003 and 2002 were 30.8 percent and 33.5 percent, respectively. The decreasing marginal rate is primarily attributable to the purchase of tax credits and the formation of an investment subsidiary of the Bank which is not subject to state tax.

Provision and Allowance for Loan Losses

      The adequacy of the allowance for loan losses is determined through management's informed judgment concerning the amount of risk inherent in the Bank's loan and lease portfolios. This judgment is based on such factors as the change in levels of non-performing and past due loans and leases, historical loan loss experience, borrowers' financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions. The allowance for loan losses at March 31, 2003 was $3.5 million, or 1.22 percent, of total loans compared to $3.7 million, or 1.46 percent, of total loans at December 31, 2002. Management believes that the allowance for loan losses is adequate to absorb possible loss in the loan portfolio. During the first quarter of 2003, as result of a work out on nine loans, the Bank recognized a charge-off of $337,000 for which the Bank had recorded a specific reserve.

Non-Performing Assets and Past Due Loans

      Non-performing assets, comprised of real estate owned, non-accrual loans and loans for which payments are more than 90 days past due, totaled $1.9 million at March 31, 2003, compared to $2.8 million at December 31, 2002. Non-performing assets as a percentage of total loans and real estate owned at March 31, 2003 and December 31, 2002 were .65 percent and 1.03 percent, respectively.

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

FINANCIAL CONDITION

Overview

      Total assets were $389.1 million at March 31, 2003 representing an increase of $4.0 million, or 1.0 percent, from December 31, 2002.

Assets and Funding

      At March 31, 2003, earning assets totaled $370 million, an increase of $12 million from December 31, 2002. The mix of interest earning assets has changed slightly since the end of 2002. Loans comprised 77 percent of earning assets, investment securities increased to 15 percent, and federal funds decreased to 8 percent of earning assets at March 31, 2003. Total loans expressed as a percentage of earning assets was 76 percent, investments constituted 15 percent, and federal funds were 9 percent of earning assets at December 31, 2002.

      At March 31, 2003, interest-bearing deposit accounts decreased $3.8 million when compared to December 31, 2002. Non-interest-bearing demand accounts increased $5.9 million while interest-bearing demand accounts, such as public funds, money markets and now accounts, increased $500,000 in the first three months of 2003. The growth in non-interest bearing demand accounts has resulted in a lower cost of funds for the Bank than would have otherwise been achieved if the growth would have been by certificates of deposit or some other interest bearing deposit product. Federal Home Loan Bank advances remained static at $45 million comparing the first quarter of 2003 to the year ended 2002. At March 31, 2003 and December 31, 2002, deposits represented 85 percent of interest-bearing liabilities while Federal Home Bank advances and other borrowings represented 15 percent of interest-bearing liabilities.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities totaled $2.5 million for the three months ended March 31, 2003. Net cash used by investing activities totaling $14.6 million consisted primarily of a $12 million increase in loans and a $4.9 million increase in securities available for sale. The increase in loans and securities were funded by deposits on hand. The decrease in cash and cash equivalents for the year to date at March 31, 2003 was $10.7 million.

      Total stockholders' equity at March 31, 2003 was 10.1 percent of total assets unchanged from December 31, 2002. Total stockholders' equity increased by $965 thousand due to current year retained earnings.

      At March 31, 2003 WGNB Corp. was in compliance with various regulatory capital requirements administered by federal and state banking agencies. The following is a table representing WGNB Corp.'s consolidated Tier-1, tangible capital, and risk-based capital:

                                                          MARCH 31, 2003
                            -----------------------------------------------------------------------------
                              ACTUAL                   REQUIRED                    EXCESS
                              AMOUNT           %        AMOUNT             %       AMOUNT             %
                              ------           -        ------             -       ------             -
Total capital (to risk-
      weighted assets)     $   41,519        14.19%   $   23,404         8.00%   $   18,115         6.19%
Tier 1 capital (to risk-
      weighted assets)         38,035        13.00%       11,702         4.00%       26,333         9.00%
Tier 1 capital (to
       average assets)         38,035         9.82%       15,488         4.00%       22,547         5.82%

Off Balance Sheet Risk

      Through the operations of the Bank, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. At March 31, 2003, the Bank had issued commitments to extend credit of $47,460,000 through various types of commercial lending arrangements and additional commitments through standby letters of credit of $1,374,000. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The Company manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The Company has little or no risk related to trading accounts, commodities or foreign exchanges.

      Interest rate risk, which encompasses price risk, is the exposure of a banking organization's financial condition and earnings ability to adverse movements in interest rates. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2002, which reflected changes in market prices and rates, can be found in the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 2002 under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation - Asset/Liability Management."

      Management actively monitors and manages the Company's interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield versus cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. Management believes that there have been no significant changes in the Company's market risk exposure since December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

      The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive and chief financial officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      (a) Not applicable.

      (b) Not applicable.

      (c) The Company issued the following securities during the quarter ended March 31, 2003 without registering the securities under the Securities Act, pursuant to the exemption provided in Section 4(2) thereof, as a transaction not involving a public offering:

      Options to purchase 39,735 shares of Common Stock were granted during the quarter to individuals pursuant to the Company's Incentive Stock Option Plan having a weighted average exercise price of $24.99. These options may be exercised anytime beginning five years from the date of grant and ending ten years from the date of grant at which point they expire. A total of 4,651 options were exercised in the first quarter of 2003, at a weighted average exercise price of $9.90.

      (d) On March 28, 2002, the Company's Registration Statement on Form S-1, pursuant to which the Company registered 200,000 shares of its Common Stock for sale to the public, was declared effective by the Securities and Exchange Commission under Registration No. 333-84140. On April 10, 2002, the Company commenced the public offering of these 200,000 shares, at a purchase price of $24.00 per share, or an aggregate amount of $4,800,000. The offering was conducted through the Company's officers and directors on a best-efforts basis without compensation. The entire 200,000 shares subject to the registration statement was sold, and the offering was terminated on April 23, 2002. Gross proceeds received from the offering totaled $4,800,000. The Company received net proceeds from the offering of $4,765,654 after deducting offering expenses of $34,346. The proceeds were invested in a corporate bond with a book value of $646,586 as of June 30, 2002 and the remainder remains invested in federal funds.

      During the first quarter of 2003, the Company declared and paid quarterly cash dividends amounting to 16.00 cents per share. The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

      99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2003

                                             WGNB CORP.

                                        By:  /s/ L. Leighton Alson
                                             -----------------------------------
                                             L. Leighton Alston
                                             President and CEO

                                        By:  /s/ Steven J. Haack
                                             -----------------------------------
                                             Steven J. Haack
                                             Treasurer
                                             Principal Financial Officer

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

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

   /s/ L. Leighton Alston
-------------------------
L. Leighton Alston
Chief Executive Officer

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

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

     /s/ Steven J. Haack
-----------------------------
Steven J. Haack
Treasurer
(Principal Financial Officer)