Form 10-Q
period 2003-06-30
WGNB CORP
filed 2003-08-13
CIK 1115568

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 000-30805

WGNB CORP.

(Exact name of registrant as specified in its charter)

Georgia	58-1640130

(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 4, 2003

Common Stock, $1.25 par value	3,310,577

WGNB CORP.

Part I – Financial Information

Item 1. Financial Statements

     The unaudited financial statements of WGNB Corp. (the “Company”) are set forth on the following pages. All adjustments have been made which, in the opinion of management, are necessary in order to make the financial statements not misleading.

WGNB CORP.

Consolidated Balance Sheet

June 30, 2003

	For the Period Ended

	June 30, 2003	December 31, 2002

	(unaudited)	(audited)

Assets
Cash and due from banks, including reserve requirements of $100,000	$14,239,659	$16,963,822
Federal funds sold	17,639,221	30,703,388

Cash and cash equivalents	31,878,880	47,667,210
Securities available for sale	54,325,916	52,131,793
Securities held to maturity	4,000,000	3,500,000
Loans, net	282,746,970	269,212,860
Premises and equipment, net	6,817,007	5,959,767
Accrued interest receivable	2,160,403	2,027,228
Other assets	4,351,246	4,622,304

	$386,280,422	385,121,162

Liabilities and Stockholders’ Equity
Deposits:
Demand	$39,260,815	$38,039,880
Interest bearing demand	117,223,870	123,831,459
Savings	10,799,632	9,031,153
Time	88,928,505	86,680,351
Time, over $100,000	40,433,377	41,143,025

Total deposits	296,646,199	298,725,868
Federal Home Loan Bank advances	45,000,000	45,000,000
Accrued interest payable	1,243,544	1,210,424
Other liabilities	2,359,343	1,664,919

Total liabilities	345,249,086	346,601,211

Stockholders’ equity:
Common stock, $1.25 par value, 10,000,000 shares authorized; 3,310,577 and 3,306,733 shares issued and outstanding	4,138,221	4,133,416
Additional paid-in capital	5,391,278	5,367,172
Retained earnings	29,502,135	27,709,213
Accumulated comprehensive income	1,999,702	1,310,150

Total stockholders’ equity	41,031,336	38,519,951

	$386,280,422	$385,121,162

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Earnings

For the Three Months Ended June 30, 2003 and 2002
(unaudited)

	For the Three Months Ended

	June 30, 2003	June 30, 2002

Interest income:
Interest and fees on loans	$5,147,023	$5,136,541
Interest on federal funds sold	44,329	55,646
Interest on investment securities:
U.S. Government agencies	261,175	426,915
State, county and municipal	335,535	298,824
Other	115,688	106,581

Total interest income	5,903,750	6,024,507

Interest expense:
Interest on deposits:
Demand	238,306	380,601
Savings	14,876	24,238
Time	1,059,605	1,273,004
Interest on FHLB and other borrowings	608,875	454,978

Total interest expense	1,921,662	2,132,821

Net interest income	3,982,088	3,891,686
Provision for loan losses	75,000	75,000

Net interest income after provision for loan losses	3,907,088	3,816,686

Other income:
Service charges on deposit accounts	894,185	780,746
Mortgage origination fee	267,539	200,463
Gain on sale of securities available for sale	—	5,231
Miscellaneous	348,896	211,172

Total other income	1,510,620	1,197,612

Other expenses:
Salaries and employee benefits	1,941,195	1,767,389
Occupancy	439,047	415,521
Other operating	833,931	839,419

Total other expenses	3,214,173	3,022,329

Earnings before income taxes	2,203,535	1,991,969
Income taxes	689,553	676,581

Net earnings	$1,513,982	$1,315,388

Basic earnings per share	$0.46	$0.40

Diluted net earnings per share	$0.45	$0.40

Dividends declared per share	$0.1650	$0.1475

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Comprehensive Income

For the Three Months Ended June 30, 2003 and 2002
(unaudited)

	For the Three Months Ended

	June 30, 2003	June 30, 2002

Net earnings	$1,513,982	$1,315,388
Other comprehensive income, net of tax:
Unrealized gains on investment securities available for sale:
Unrealized gains arising during the period	833,192	1,076,465
Associated (taxes)	(283,285)	(355,234)
Reclassification adjustment for gains	—	(5,231)
Associated taxes	—	1,727

Other comprehensive income	549,907	717,727

Comprehensive income	$2,063,889	$2,033,115

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Earnings

For the Six Months Ended June 30, 2003 and 2002
(unaudited)

	For the Six Months Ended

	June 30, 2003	June 30, 2002

Interest income:
Interest and fees on loans	$10,194,981	$10,311,342
Interest on federal funds sold	123,543	144,940
Interest on investment securities:
U.S. Government agencies	568,374	856,067
State, county and municipal	661,245	599,711
Other	263,571	208,377

Total interest income	11,811,714	12,120,437

Interest expense:
Interest on deposits:
Demand	506,640	771,313
Savings	33,188	47,621
Time	2,169,967	2,779,740
Interest on FHLB and other borrowings	1,217,750	913,727

Total interest expense	3,927,545	4,512,401

Net interest income	7,884,169	7,608,036
Provision for loan losses	150,000	150,000

Net interest income after provision for loan losses	7,734,169	7,458,036

Other income:
Service charges on deposit accounts	1,732,632	1,505,737
Mortgage origination fees	509,452	423,863
Gain on sale of securities available for sale	—	8,566
Miscellaneous	593,147	415,314

Total other income	2,835,231	2,353,480

Other expenses:
Salaries and employee benefits	3,784,200	3,544,316
Occupancy	848,636	836,039
Other operating	1,774,134	1,600,617

Total other expenses	6,406,970	5,980,972

Earnings before income taxes	4,162,430	3,830,544
Income taxes	1,293,414	1,294,312

Net earnings	$2,869,016	$2,536,232

Net earnings per share	$0.87	$0.80

Diluted net earnings per share	$0.86	$0.79

Dividends declared per share	$0.3250	$.2925

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Comprehensive Income

For the Six Months Ended June 30, 2003 and 2002
(unaudited)

	For the Six Months Ended

	June 30, 2003	June 30, 2002

Net earnings	$2,869,016	$2,536,232
Other comprehensive income, net of tax:
Unrealized gains on investment securities available for sale:
Unrealized gains arising during the period	1,044,776	938,194
Associated taxes	(355,224)	(309,604)
Reclassification adjustment for gains	—	(8,566)
Associated taxes	—	2,827

Other comprehensive income	689,552	622,851

Comprehensive income	$3,558,568	$3,159,083

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2003 and 2002
(unaudited)

	For the Six Months Ended

	June 30, 2003	June 30, 2002

Cash flows from operating activities:
Net earnings	$2,869,016	$2,536,232
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	504,871	543,494
Provision for loan losses	150,000	150,000
Provision for deferred income taxes	366,973	(298,159)
Gain on sale of securities available for sale	—	(8,566)
Loss on sale of other real estate	—	7,244
Gain on sale of premises and equipment	(1,920)	—
Change in:
Other assets	356,109	93,704
Other liabilities	(251,896)	(382,897)

Net cash provided by operating activities	3,993,153	2,641,052

Cash flows from investing activities:
Proceeds from sales of securities available for sale	—	6,368,385
Proceeds from maturities of securities available for sale	9,108,972	6,305,875
Purchases of securities available for sale	(10,332,635)	(12,649,813)
Purchase of securities held to maturity	(500,000)	(1,000,000)
Net change in loans	(13,684,110)	(2,781,346)
Purchases of premises and equipment	(1,253,240)	(275,172)
Capital expenditures for other real estate	—	(11,843)
Proceeds from sales of other real estate	—	118,519
Proceeds from sale of fixed assets	1,920	—

Net cash used by investing activities	(16,659,093)	(3,925,395)

Cash flows from financing activities:
Net change in deposits	(2,079,669)	(9,112,815)
Repayment of other borrowings	—	(350,000)
Dividends paid	(1,042,721)	(853,636)
Issuance of common stock, net	—	4,765,654
Exercise of stock options	46,045	65,282
Retirement of common stock	(46,045)	(65,282)

Net cash used by financing activities	(3,122,390)	(5,550,797)

Change in cash and cash equivalents	(15,788,330)	(6,835,140)
Cash and cash equivalents at beginning of period	47,667,210	30,998,895

Cash and cash equivalents at end of period	$31,878,880	$24,163,755

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Cash Flows, continued

For the Six Months Ended June 30, 2003 and 2002
(unaudited)

	For the Six Months Ended

	June 30, 2003	June 30, 2002

Supplemental disclosure of cash flow information:
Cash paid during the quarter for:
Interest	$3,927,545	$5,019,821
Income taxes	1,132,000	1,818,950
Non-cash investing and financing activities:
Change in unrealized gains on securities available for sale, net of tax	689,552	622,851
Change in dividends payable	33,373	84,585
Satisfaction of other liability with issuance of common stock	28,911	23,367

See accompanying notes to consolidated financial statements.

WGNB Corp.

Notes to Consolidated Financial Statements

June 30, 2003
(unaudited)

(1) Basis of Presentation

The consolidated financial statements include the accounts of WGNB Corp. (the “Company”) and its wholly-owned subsidiary, West Georgia National Bank (the “Bank”). All significant inter-company accounts have been eliminated in consolidation. In some cases, certain prior period amounts have been reclassified to conform with current year presentation.

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company’s financial position as of June 30, 2003, and the results of its operations and its cash flows for the six-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with consolidated financial statements and the related notes and the report of independent accountants included in the Company’s filing on Form 10-K which included the results of operations for the years ended December 31, 2002, 2001 and 2000.

Critical Accounting Policies

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Some of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of specific accounting guidance. A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report to Shareholders for the year ended December 31, 2002.

Many of the Company’s assets and liabilities are recorded using various valuation techniques that require significant judgment as to recoverability. The collectibility of loans is reflected through the Company’s estimate of the allowance for loan losses. The Company performs periodic detailed reviews of its loan portfolio in order to assess adequacy of the allowance for loan losses in light of anticipated risks and loan losses. In addition, investment securities available for sale are reflected at their estimated fair value in the consolidated financial statements. Such amounts are based on either quoted market prices or estimated values derived by using dealer quotes and market comparisons.

Stock Compensation Plans

SFAS No. 123, “Accounting for Stock-Based Compensation”, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided proforma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. Had compensation cost for the plan been determined based upon the fair value of the options at the grant dates, the Company’s net earnings per share for the year to date and quarters ended June 30, 2003 and 2002 would have been reduced to the proforma amounts indicated below:

WGNB Corp.
Notes to Consolidated Financial Statements

June 30, 2003
(unaudited)

(1) Basis of Presentation, continued

		For the three months ended June 30,

		2003	2002

Net earnings	As reported	$1,513,982	1,315,388
	Proforma	$1,513,982	1,315,388
Net earnings per share	As reported	$0.46	0.40
	Proforma	$0.46	0.40
Diluted earnings per share	As reported	$0.45	0.40
	Proforma	$0.45	0.40

		For the six months ended June 30,

		2003	2002

Net earnings	As reported	$2,869,016	2,536,232
	Proforma	$2,719,302	2,484,461
Net earnings per share	As reported	$0.87	0.80
	Proforma	$0.82	0.78
Diluted earnings per share	As reported	$0.86	0.79
	Proforma	$0.81	0.77

The fair value of each option is estimated on the date of the grant using the Black-Scholes Model. The following weighted average assumptions were used for grants in 2003 and 2002, respectively: dividend yield of 2.41 percent and 2.40 percent, risk free interest rates of 3.90 percent and 4.14 percent, respectively, and an expected life of 10 years. For disclosure purposes, the Company immediately recognized the expense associated with the option grants assuming that all awards will vest. The compensation expense included in the proforma results was determined based on the fair value of the option at the time of grant multiplied by the number of options granted net of tax effect. During the first quarter of 2003, 39,735 options were granted at an exercise price of $24.90.

(2) Net Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

Reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the periods ended June 30, 2003 and June 30, 2002 are as follows:

WGNB Corp.
Notes to Consolidated Financial Statements

June 30, 2003
(unaudited)

(2) Net Earnings Per Share, continued

	For the quarter ended June 30, 2003

			Earnings
	Net Earnings	Common Shares	per Share

Basic earnings per share	$1,513,982	3,310,496	$0.46
Effect of dilutive securities – Stock Options	—	44,237	(0.01)

Diluted earnings per share	$1,513,982	3,354,733	$0.45

	For the quarter ended June 30, 2002

			Earnings
	Net Earnings	Common Shares	per Share

Basic earnings per share	$1,315,388	3,258,381	$0.40
Effect of dilutive securities – Stock Options	—	25,970	—

Diluted earnings per share	$1,315,388	3,284,351	$0.40

	For the six months ended June 30, 2003

			Earnings
	Net Earnings	Common Shares	per Share

Basic earnings per share	$2,869,016	3,308,905	$0.87
Effect of dilutive securities – Stock Options	—	44,237	(0.01)

Diluted earnings per share	$2,869,016	3,353,142	$0.86

	For the six months ended June 30, 2002

			Earnings Earnings
	Net Earnings	Common Shares	per Share

Basic earnings per share	$2,536,232	3,181,168	$0.80
Effect of dilutive securities – Stock Options	—	28,712	(0.01)

Diluted earnings per share	$2,536,232	3,209,880	$0.79

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

     The following analysis compares WGNB Corp’s results of operations for the quarter and six month periods ended June 30, 2003 and 2002 and reviews the important factors affecting WGNB Corp.’s financial condition at June 30, 2003 compared to December 31, 2002. These comments should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes appearing elsewhere in this report.

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

Results of Operations

Overview

     Net earnings for the six months ended June 30, 2003 were $2.9 million, which represented an increase of $333 thousand, or 13.1 percent, compared to the six months ended June 30, 2002. The net earnings per diluted common share was $0.86, an increase of $0.07 per share, or 8.9 percent, when comparing the same two periods due to the effect of the Company’s Common Stock offering which occurred in April 2002. Net earnings for the second quarter ended June 30, 2003 were $1.5 million compared to $1.3 million for the second quarter of 2002, an increase of 15.1 percent. The Bank has experienced increased mortgage origination fee income of 20.2 percent and increased other income of 20.5 percent for the first six months of 2003 compared to the same period in 2002. Net interest income has increased 3.6 percent as the year to date net interest margin decreased by 11 basis points comparing the first half of 2003 with that of 2002. Total non-interest expense increased 7.1 percent comparing the same period. Similar earnings trends would hold true in comparing the second quarter periods June 30, 2003 and 2002.

Net Interest Income

     The Company’s year-to-date second quarter 2003 net interest margin exceeded that of the same period in 2002 by $276 thousand, or 3.6 percent. The year-to-date average yield on earning assets has declined 74 basis points, from 7.31 percent as of June 30, 2002 to 6.57 percent as of June 30, 2002. The year-to-date average cost of funds has decreased 68 basis points during the same time period, from 2.99 percent to 2.31 percent. The Bank’s cost of funds is approaching an economic floor. Transaction account costs are decreasing as the discount rate nears 1 percent and these rates could further decline. In addition, the Bank has borrowings with the Federal Home Loan Bank in the amount of $45 million with a weighted average cost of 5.46 percent. Those borrowings have varying call dates but, given the current low rate environment, those notes will likely not be called prior to maturity. Certificates of deposit rates are slowly declining; however, they may have reached an economic floor.

     The year-to-date average yield on loans has declined from 7.52 percent as of June 30, 2002 compared to 6.70 percent as of June 30, 2003. The yield on the bond portfolio has maintained an average of 5.17 percent as of June 30, 2003, which represents a decline of 34 basis points compared to 5.51 percent as of June 30, 2002. During the same periods, the federal funds six months average yields were 1.17 percent and 1.69 percent, respectively, for 2003 and 2002. As rates remain low, the prospect of lower loan and investment portfolio yields is probable as some of the Bank’s higher yielding loans re-price at lower current market rates. However, when the Federal Reserve Bank lowered the discount rate to 1 percent longer term rates began to increase, perhaps signaling more stable asset yields going forward.

     Comparing the second quarter ended June 30, 2003 with that of 2002, net interest income increased 2.3 percent, or $90 thousand. The six month rate trends discussed above are similarly applicable to a comparison of the two quarterly periods.

Non-Interest Income and Expense

     Non-interest income for the first six months of 2003 has increased $482 thousand, or 20 percent, when compared to the first six months of 2002. Service charges on deposit accounts have increased $227 thousand, or 15 percent, during the first six months of 2003 compared to the first six months of 2002. This increase was due primarily to increased income from non-sufficient funds charges. The continued decline in market interest rates has been beneficial to the Bank’s ability to generate mortgage loan origination fees. Mortgage loan origination fees for the first six months of 2003 have outpaced the same period in 2002 by $86 thousand, or 20 percent. However, recent increases in long-term mortgage rates will likely have an adverse effect on mortgage fee income for the remainder of 2003. Miscellaneous income increased by $195 thousand, or 49 percent, when comparing the first six months of 2003 with that of 2002. Included in miscellaneous income for the first six months of 2003 is a gain of $100 thousand on the sale of the Bank’s exclusive right to an ATM at the commercial development surrounding its future permanent Mirror Lake branch site.

     Non-interest income for the second quarter ended June 30, 2003 increased $313 thousand, or 26 percent, when compared to the second quarter ended June 30, 2002. The increase was attributable to service charges on deposit accounts increasing $113 thousand, or 15 percent, mortgage origination fee income increasing $67 thousand, or 33 percent, and miscellaneous income increasing $156 thousand, or 81 percent, which included the $100 thousand gain on the sale of an exclusive right to an ATM previously discussed. Without the gain on the ATM right, which is non-recurring in nature, miscellaneous income would have increased $56 thousand, or 29 percent.

     Non-interest expense increased $426 thousand, or 7 percent, in the first two quarters of 2003 compared to the same period in 2002. Salaries and employee benefits increased $240 thousand, a 7 percent increase over the first six months of 2002. This increase is primarily due to increased commissions for mortgage originators, annual salary increases, increased group insurance costs and increased profit sharing accruals. The Bank only slightly increased its full time equivalent employee count from 141 in June of 2002 to 142 in June of 2003. Occupancy expenses increased $13 thousand, or 2 percent, year-to-date from 2002 to 2003. Other operating expenses increased $174 thousand, or 11 percent. The increase in other operating expenses is attributable to legal and other professional fees, including those related to compliance costs associated with corporate governance measures implemented as a result of the Sarbanes-Oxley Act of 2002 and the Company’s Securities and Exchange Commission filings.

     Comparing non-interest expense quarter to quarter, similar increases hold true. Total non-interest expense increased $192 thousand, or 6 percent, comparing the second quarters ended 2003 and 2002. Salaries and benefits accounted for $174 thousand of the increase and other operating expenses, including legal and professional expenses, accounted for the remainder of the increase.

Income Taxes

     Income tax expense for the first six months of 2003 was $1.3 million compared to $1.3 million for the same period in 2002. The effective tax rate for the period ended June 30, 2003 was 31 percent compared to 34 percent for the same period in 2002. The reduced marginal rate is due to the purchase of federal and state tax credits.

Provision and Allowance for Loan Losses

     The adequacy of the allowance for loan losses is determined through management’s informed judgment concerning the amount of risk inherent in the Company’s loan portfolio. This judgment is based on such factors as the change in levels of non-performing and past due loans, historical loan loss experience, borrowers’ financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions. The allowance for loan losses at June 30, 2003 was $3.6 million, or 1.25 percent, of total loans compared to $3.8 million, or 1.38 percent, of total loans at December 31, 2002. Management believes that the allowance for loan losses is adequate to absorb possible loss in the loan portfolio. During the first quarter of 2003, the Bank recognized charge-offs totaling $337 thousand, for which the Bank had previously recorded specific reserves.

Non-Performing Assets and Past Due Loans

     Non-performing assets, comprised of real estate owned, non-accrual loans and loans for which payments are more than 90 days past due, totaled $2.5 million at June 30, 2003, compared to $2.9 million at June 30, 2002. Non-performing assets as a percentage of total loans and real estate owned at June 30, 2003 and June 30, 2002 were 0.9 percent and 1.1 percent, respectively.

     The Company has a loan review function that continually monitors selected loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. The loan review function also identifies loans with high degrees of credit or other risks. The focus of loan review, as well as management, is to maintain a low level of non-performing assets and return current non-performing assets to earning status. Management is unaware of any known trends, events or uncertainties that will have, or that are reasonably likely to have, a material effect on liquidity, capital resources or operations.

Financial Condition

Overview

     Total assets were $386 million at June 30, 2003, an increase of $1.2 million, or 0.3 percent, from December 31, 2002.

Assets and Funding

     At June 30, 2003 earning assets totaled $363 million which represents an increase of $5.6 million from December 31, 2002. The mix of interest earning assets has changed slightly since the beginning of 2003. As a percentage of interest earning assets, loans increased to 79 percent and investment securities and federal funds decreased to 21 percent at June 30, 2003, as compared to loans of 76 percent and investments and federal funds of 24 percent at December 31, 2002. The primary reason for the change in the mix is a decrease in federal funds of $13 million resulting from an increase in total loans of $13 million.

     At June 30, 2003, interest-bearing deposits decreased $3.3 million compared to December 31, 2002. Non-interest-bearing deposits increased $1.2 million in the first six months of 2003 while certificates of deposit increased by $1.5 million. As of December 31, 2002, transaction and savings accounts constituted 57 percent and certificates of deposits accounted for 43 percent of the Bank’s total deposits. By the end of June 2003, however, transaction and savings accounts made up 56 percent and certificates of deposit accounted for 44 percent of total deposits. At June 30, 2003, deposits represented 85 percent of interest-bearing liabilities and other borrowings, including Federal Home Loan Bank advances which represented 15 percent of the total.

Liquidity and Capital Resources

     Net cash provided by operating activities totaled $4.0 million for the six months ended June 30, 2003. Net cash used by investing activities totaled $16.7 million and consisted primarily of purchases of securities net of sales and maturities of $1.7 million and a $13.7 million increase in loans outstanding. The increases in loans and purchase of securities were funded by existing cash on the balance sheet. Net cash used by financing activities was $3.1 million which was a result of a decrease in total deposits of $2.1 million and dividends paid totaling $1.0 million. The net decrease in cash and cash equivalents as of June 30, 2003 was $15.8 million.

     Total stockholders’ equity at June 30, 2003 was 10.62 percent of total assets compared to 10.00 percent at December 31, 2002. The increase in the capital percentage is attributed to the Company’s increase in retained earnings of $1.8 million and $689 thousand of increased accumulated comprehensive income attributable to the unrealized gain on available for sale investment securities.

     At June 30, 2003, WGNB Corp. was in compliance with various regulatory capital requirements administered by federal and state banking agencies. The following is a table representing WGNB Corp.’s consolidated Tier-1, tangible capital, and risk-based capital.

	June 30, 2003

	Actual		Required		Excess
	Amount	%	Amount	%	Amount	%

Total capital (to risk- weighted assets)	$41,625	14.13%	$23,568	8.00%	$18,057	6.13%
Tier 1 capital (to risk- weighted assets)	38,035	12.91%	11,784	4.00%	26,251	8.91%
Tier 1 capital (to average assets)	38,035	9.95%	15,295	4.00%	22,740	5.95%

Off Balance Sheet Risks

     Through the operations of the Bank, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time. At June 30, 2003, the Bank had issued commitments to extend credit of $43.4 million through various types of commercial lending arrangements and additional commitments through standby letters of credit of $1.9 million. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The Company manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The Company has little or no risk related to trading accounts, commodities and foreign exchanges.

     Interest rate risk, which encompasses price risk, is the exposure of a banking organization’s financial condition and earnings ability to adverse movements in interest rates. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2002, which reflected changes in market prices and rates, can be found in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2002 under section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Asset/Liability Management.”

     Management actively monitors and manages the Company’s interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital, while adjusting the Company’s asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates may not have proportional impact on interest sensitive assets and liabilities. Management believes that there have been no significant changes in the Company’s market risk exposure since December 31, 2002.

Item 4. Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures, the chief executive and chief financial officers of the Company concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequate. In connection with such evaluation, no change in the Company’s internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

     There are no material, pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2. Changes in Securities and Use of Proceeds

     (a)  Not applicable.

     (b)  Not applicable.

     (c)  The Company issued the following securities during the quarter ended March 31, 2003 without registering the securities under the Securities Act, pursuant to the exemption provided in Section 4(2) thereof, as a transaction not involving a public offering: Options to purchase 39,735 shares of Common Stock were granted during the first quarter of 2003 to individuals pursuant to the Company’s Incentive Stock Option Plan having a weighted average exercise price of $24.99. These options may be exercised anytime beginning five years from the date of grant and ending ten years from the date of grant, at which point they expire. A total of 4,651 options were exercised in the first quarter of 2003, at a weighted average exercise price of $9.90.

     (d)  The Company has previously reported the completion of a registered offering pursuant to which it sold 200,000 shares of its Common Stock at a purchase price of $24.00 per share. The net proceeds from the offering (which was completed in April 2002) of $4,765,654 have not yet been used by the Company, but continue to be invested in a corporate bond (having a book value of $1,135,785 as of June 30, 2003) and in federal funds.

     During the second quarter of 2003, the Company declared and paid quarterly cash dividends amounting to 16.50 cents per share. The declaration of dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its 2003 annual meeting of shareholders on April 8, 2003. The shareholders were asked to (1) approve the WGNB Corp. 2003 Stock Incentive Plan (Proposal One) and (2) elect Class III directors to serve on the Company’s Board of Directors until the 2006 Annual meeting of Shareholders (Proposal Two).

     As to Proposal One, the WGNB Corp. 2003 Stock Incentive Plan (the “2003 Incentive Plan”) was adopted by the Board of Directors on February 11, 2003, subject to the approval by the Company’s shareholders at the meeting. The description of the 2003 Incentive Plan is included in the Company’s Proxy Statement. At the shareholder meeting, 2,176,570 votes were cast in favor of the 2003 Incentive Plan and 23,820 votes were cast in opposition. There were no Broker non-votes and 40,456 abstentions on this proposal.

     As to Proposal Two, the shareholders were asked to elect L. Leighton Alston, G. Woodfin Cole, Richard A. Duncan, Thomas E. Reeve, III, and Frank T. Thomasson, III to serve as Class III directors on the Company’s Board of Directors, each for a three-year term. The following votes were cast for and against the election of these Class III directors: Mr. Alston: 2,240,546 for/300 opposed; Mr. Cole: 2,239,246 for/1,600 opposed; Mr. Duncan: 2,240,846 for/0 opposed; Mr. Reeve: 2,240,846 for/0 opposed; and Mr. Thomasson: 2,238,846 for/2,000 opposed. There were no Broker non-votes or abstentions. The following persons also continue to serve as directors: L. Richard Plunkett, Thomas T. Richards, Oscar W. Roberts, III and Wanda W. Calhoun (all Class I directors), and L.G. Joyner, R. David Perry, J. Thomas Vance, and Charles M. Willis, Sr. (all Class II directors).

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-SB filed June 14, 2000 (the “Form 10-SB”).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Form 10-SB)

4.1	See exhibits 3.1 and 3.2 for provisions of Company’s Articles of Incorporation and Bylaws Defining the Rights of Shareholders

4.2	Specimen certificate representing shares of Common Stock (Incorporated by reference to Exhibit 4.2 to the Form 10-SB)

4.3	Rights Agreement dated as of February 12, 1997 between the Company and SunTrust Bank, Atlanta (Incorporated by reference to Exhibit 4.3 to the Form 10-SB)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

**32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

**	Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(b)	Reports on Form 8-K

     On April 8, 2003, the Company file a current report on Form 8-K to disclose under Item 9 the issuance of its press release announcing the Company’s results of operations for the quarterly period ended March 31, 2003.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2003

WGNB CORP

	By:	/s/ L. Leighton Alston

L. Leighton Alston President and CEO

	By:	/s/ Steven J. Haack

Steven J. Haack Treasurer Principal Financial Officer