Form 10-Q
period 2003-09-30
WGNB CORP
filed 2003-11-10
CIK 1115568

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission file number: 000-30805

WGNB CORP.

(Exact name of registrant as specified in its charter)

Georgia	58-1640130

(State of Incorporation)	(I.R.S. Employer Identification No.)

201 Maple Street
P.O. Box 280
Carrollton, Georgia 30112

(Address of principal executive offices)

(770) 832-3557

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 4, 2003

Common Stock, $1.25 par value	3,306,452

WGNB CORP.

Part I – Financial Information

Item 1. Financial Statements

      The unaudited financial statements of WGNB Corp. (the “Company”) are set forth on the following pages. All adjustments have been made which, in the opinion of management, are necessary in order to make the financial statements not misleading.

WGNB CORP.
Consolidated Balance Sheet

September 30, 2003

	For the Period Ended

	September 30, 2003	December 31, 2002

	(unaudited)	(audited)
Assets
Cash and due from banks, including reserve requirements of $100,000	$15,984,229	$16,963,822
Federal funds sold	4,956,673	30,703,388

Cash and cash equivalents	20,940,902	47,667,210
Securities available for sale	51,568,401	52,131,793
Securities held to maturity	4,000,000	3,500,000
Loans, net	288,774,547	269,212,860
Premises and equipment, net	6,870,160	5,959,767
Accrued interest receivable	1,976,759	2,027,228
Other assets	5,175,363	4,622,304

	$379,306,132	$385,121,162

Liabilities and Stockholders’ Equity
Deposits:
Demand	$39,360,434	$38,039,880
Interest bearing demand	116,028,144	123,831,459
Savings	10,931,197	9,031,153
Time	86,672,710	86,680,351
Time, over $100,000	36,358,039	41,143,025

Total deposits	289,350,524	298,725,868
Federal Home Loan Bank advances	45,000,000	45,000,000
Accrued interest payable	1,151,781	1,210,424
Other liabilities	2,733,234	1,664,919

Total liabilities	338,235,539	346,601,211

Stockholders’ equity:
Common stock, $1.25 par value, 10,000,000 shares authorized; 3,306,452 and 3,306,733 shares issued and outstanding	4,133,065	4,133,416
Additional paid-in capital	5,287,947	5,367,172
Retained earnings	30,379,531	27,709,213
Accumulated comprehensive income	1,270,050	1,310,150

Total stockholders’ equity	41,070,593	38,519,951

	$379,306,132	$385,121,162

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Earnings

For the Three Months Ended September 30, 2003 and 2002
(unaudited)

	For the Three Months Ended

	September 30, 2003	September 30, 2002

Interest income:
Interest and fees on loans	$5,198,755	$5,318,718
Interest on federal funds sold	38,055	24,461
Interest on investment securities:
U.S. Government agencies	257,238	375,700
State, county and municipal	328,468	277,606
Other	130,649	115,366

Total interest income	5,953,165	6,111,851

Interest expense:
Interest on deposits:
Demand	204,987	381,217
Savings	10,120	25,506
Time	993,120	1,129,081
Interest on FHLB and other borrowings	608,874	519,284

Total interest expense	1,817,101	2,055,088

Net interest income	4,136,064	4,056,763
Provision for loan losses	75,000	75,000

Net interest income after provision for loan losses	4,061,064	3,981,763

Other income:
Service charges on deposit accounts	961,001	815,335
Mortgage origination fees	241,550	269,552
Gain on settlement of interest rate swap	—	252,950
Miscellaneous	146,226	221,669

Total other income	1,348,777	1,559,506

Other expenses:
Salaries and employee benefits	1,974,529	1,831,836
Occupancy	491,368	415,003
Other operating	782,412	755,308

Total other expenses	3,248,309	3,002,147

Earnings before income taxes	2,161,532	2,539,122
Income taxes	722,039	872,981

Net earnings	$1,439,493	$1,666,141

Basic earnings per share	$0.44	$0.50

Diluted net earnings per share	$0.43	$0.50

Dividends declared per share	$0.17	$0.15

See accompanying notes to consolidated financial statements.

WGNB CORP.
Consolidated Statements of Comprehensive Income

For the Three Months Ended September 30, 2003 and 2002
(unaudited)

	For the Three Months Ended

	September 30, 2003	September 30, 2002

Net earnings	$1,439,493	$1,666,141
Other comprehensive income, net of tax:
Unrealized gains on investment securities available for sale:
Unrealized (losses) gains arising during the period	(1,105,533)	669,995
Associated benefit (taxes)	375,881	(227,785)

Other comprehensive (loss) income	(729,652)	442,170

Comprehensive income	$709,841	$2,108,311

See accompanying notes to consolidated financial statements.

WGNB CORP.
Consolidated Statements of Earnings
For the Nine Months Ended September 30, 2003 and 2002
(unaudited)

	For the Nine Months Ended

	September 30, 2003	September 30, 2002

Interest income:
Interest and fees on loans	$15,393,736	$15,633,769
Interest on federal funds sold	161,598	169,401
Interest on investment securities:
U.S. Government agencies	825,612	1,231,767
State, county and municipal	989,713	877,317
Other	394,220	323,743

Total interest income	17,764,879	18,235,997

Interest expense:
Interest on deposits:
Demand	711,627	1,152,626
Savings	43,308	73,127
Time	3,163,087	3,908,725
Interest on FHLB and other borrowings	1,826,624	1,436,720

Total interest expense	5,744,646	6,571,198

Net interest income	12,020,233	11,664,799
Provision for loan losses	225,000	225,000

Net interest income after provision for loan losses	11,795,233	11,439,799

Other income:
Service charges on deposit accounts	2,693,633	2,321,072
Mortgage origination fees	751,002	693,415
Gain on sale of securities available for sale	—	8,566
Gain on settlement of interest rate swap	—	252,950
Miscellaneous	739,373	636,983

Total other income	4,184,008	3,912,986

Other expenses:
Salaries and employee benefits	5,758,729	5,376,152
Occupancy	1,340,004	1,251,042
Other operating	2,556,546	2,355,925

Total other expenses	9,655,279	8,983,119

Earnings before income taxes	6,323,962	6,369,666
Income taxes	2,015,453	2,167,293

Net earnings	$4,308,509	$4,202,373

Net earnings per share	$1.30	$1.30

Diluted net earnings per share	$1.29	$1.29

Dividends declared per share	$0.4950	$.4425

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Comprehensive Income

For the Nine Months Ended September 30, 2003 and 2002
(unaudited)

	For the Nine Months Ended

	September 30, 2003	September 30, 2002

Net earnings	$4,308,509	$4,202,373
Other comprehensive income, net of tax:
Unrealized gains on investment securities available for sale:
Unrealized (losses) gains arising during the period	(60,756)	1,622,364
Associated benefit (taxes)	20,656	(551,604)
Reclassification adjustment for gains	—	(8,566)
Associated taxes	—	2,827

Other comprehensive (loss) income	(40,100)	1,065,021

Comprehensive income	$4,268,409	$5,267,394

See accompanying notes to consolidated financial statements.

WGNB CORP.
Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2003 and 2002
(unaudited)

	For the Nine Months Ended

	September 30, 2003	September 30, 2002

Cash flows from operating activities:
Net earnings	$4,308,509	$4,202,373
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	795,976	777,247
Provision for loan losses	225,000	225,000
Benefit (provision) for deferred income taxes	252,606	(313,901)
Gain on sale of securities available for sale	—	(8,566)
Loss on sale of other real estate	—	7,971
Loss on sale of premises and equipment	5,282	6,028
Change in:
Other assets	70,844	96,108
Other liabilities	734,652	(225,641)

Net cash provided by operating activities	6,392,869	4,766,619

Cash flows from investing activities:
Proceeds from sales of securities available for sale	—	6,498,385
Proceeds from maturities of securities available for sale	13,708,945	9,876,210
Purchases of securities available for sale	(13,870,285)	(13,586,756)
Purchase of securities held to maturity	—	(1,000,000)
Net change in loans	(20,339,465)	(20,263,762)
Proceeds from sale of premises and equipment	1,920	17,048
Purchases of premises and equipment	(1,549,595)	(363,630)
Improvements to other real estate	—	(11,843)
Proceeds from sales of other real estate	—	157,730

Net cash used by investing activities	(22,048,480)	(18,676,618)

Cash flows from financing activities:
Net change in deposits	(9,375,344)	(7,076,867)
Federal Home loan Bank advances	—	10,0000,000
Repayment of other borrowings	—	(515,000)
Dividends paid	(1,586,866)	(1,387,236)
Issuance of common stock, net	—	4,766,454
Exercise of stock options	46,045	65,282
Retirement of common stock	(154,532)	(65,282)

Net cash (used) provided by financing activities	(11,070,697)	5,787,351

Change in cash and cash equivalents	(26,726,308)	(8,122,648)
Cash and cash equivalents at beginning of period	47,667,210	30,998,895

Cash and cash equivalents at end of period	$20,940,902	$22,876,247

See accompanying notes to consolidated financial statements.

WGNB CORP.
Consolidated Statements of Cash Flows, continued

For the Nine Months Ended September 30, 2003 and 2002
(unaudited)

	For the Nine Months Ended

	September 30, 2003	September 30, 2002

Supplemental disclosure of cash flow information:
Cash paid during the quarter for:
Interest	$5,803,289	$7,263,465
Income taxes	1,812,000	2,477,950
Non-cash investing and financing activities:
Transfer of loans to other real estate	552,778	241,957
Change in unrealized gains on securities available for sale, net of tax	40,100	1,065,021
Change in dividends payable	51,325	46,996
Satisfaction of other liability with issuance of common stock	28,911	29,367

See accompanying notes to consolidated financial statements.

WGNB Corp.
Notes to Consolidated Financial Statements

September 30, 2003
(unaudited)

(1)       Basis of Presentation

The consolidated financial statements include the accounts of WGNB Corp. (the “Company”) and its wholly-owned subsidiary, West Georgia National Bank (the “Bank”). All significant inter-company accounts have been eliminated in consolidation. In some cases, certain prior period amounts have been reclassified to conform with current year presentation.

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company’s financial position as of September 30, 2003, and the results of its operations and its cash flows for the nine-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with consolidated financial statements and the related notes and the report of independent accountants included in the Company’s filing on Form 10-K which included the results of operations for the years ended December 31, 2002, 2001 and 2000.

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

Stock Compensation Plans

SFAS No. 123, “Accounting for Stock-Based Compensation”, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided proforma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. Had compensation cost for the plan been determined based upon the fair value of the options at the grant dates, the Company’s net earnings per share for the year to date and quarters ended September 30, 2003 and 2002 would have been reduced to the proforma amounts indicated below:

WGNB Corp.
Notes to Consolidated Financial Statements

September 30, 2003
(unaudited)

(1)       Basis of Presentation, continued

For the three months ended September 30,

		2003		2002

Net earnings	As reported Proforma	$ $	1,439,493 1,439,493	1,666,141 1,666,141

Net earnings per share	As reported Proforma	$ $	0.44 0.44	0.50 0.50

Diluted earnings per share	As reported Proforma	$ $	0.43 0.43	0.50 0.50

For the nine months ended September 30,

		2003		2002

Net earnings	As reported Proforma	$ $	4,308,509 4,158,795	4,202,373 4,123,602

Net earnings per share	As reported Proforma	$ $	1.30 1.26	1.30 1.28

Diluted earnings per share	As reported Proforma	$ $	1.29 1.24	1.29 1.27

The fair value of each option is estimated on the date of the grant using the Black-Scholes Model. The weighted average estimated fair value of each option granted in 2003 and 2002 was $5.71 and $6.91, respectively. The following weighted average assumptions were used for grants in 2003 and 2002, respectively: dividend yield of 2.41 percent and 2.40 percent, risk free interest rates of 3.90 percent and 4.14 percent, respectively, and an expected life of 10 years. For disclosure purposes, the Company immediately recognized the expense associated with the option grants assuming that all awards will vest. The compensation expense included in the proforma results was determined based on the fair value of the option at the time of grant multiplied by the number of options granted net of tax effect. During the first quarter of 2003, 39,735 options were granted at an exercise price of $24.99 which compares to 17,272 options granted at an exercise price of $24.00 in the first quarter of 2002. No additional options were granted in 2003 or 2002.

(2)       Net Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

Reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the periods ended September 30, 2003 and September 30, 2002 are as follows:

WGNB Corp.
Notes to Consolidated Financial Statements

September 30, 2003
(unaudited)

(2)       Net Earnings Per Share, continued

	For the quarter ended September 30, 2003

			Earnings
	Net Earnings	Common Shares	per Share

Basic earnings per share	$1,439,493	3,307,827	$0.44
Effect of dilutive securities – Stock Options	—	44,237	(0.01)

Diluted earnings per share	$1,439,493	3,352,064	$0.43

	For the quarter ended September 30, 2002

			Earnings
	Net Earnings	Common Shares	per Share

Basic earnings per share	$1,666,141	3,306,733	$0.50
Effect of dilutive securities – Stock Options	—	25,970	—

Diluted earnings per share	$1,666,141	3,332,703	$0.50

	For the nine months ended September 30, 2003

			Earnings
	Net Earnings	Common Shares	per Share

Basic earnings per share	$4,308,509	3,308,637	$1.30
Effect of dilutive securities – Stock Options	—	44,237	(0.01)

Diluted earnings per share	$4,308,509	3,352,874	$1.29

	For the nine months ended September 30, 2002

			Earnings
	Net Earnings	Common Shares	per Share

Basic earnings per share	$4,202,373	3,223,483	$1.30
Effect of dilutive securities – Stock Options	—	28,172	(0.01)

Diluted earnings per share	$4,202,373	3,251,655	$1.29

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

      The following analysis compares WGNB Corp’s results of operations for the quarter and nine month periods ended September 30, 2003 and 2002 and reviews the important factors affecting WGNB Corp.’s financial condition at September 30, 2003 compared to December 31, 2002. These comments should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes appearing elsewhere in this report.

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

Results of Operations

Overview

      Net earnings for the nine months ended September 30, 2003 were $4.3 million, an increase of $106 thousand, or 2.5 percent, compared to the nine months ended September 30, 2002. The net earnings per diluted common share was $1.29, which was flat when comparing the same two periods due primarily to the effect of the Company’s Common Stock offering which occurred in April 2002. Net earnings for the third quarter ended September 30, 2003 were $1.44 million compared to $1.67 million for the third quarter of 2002, a decrease of 13.6 percent. During the third quarter of 2002, the Bank recognized a gain in the amount of $252,950 on the settlement of an interest rate swap contract. Excluding the tax effected gain on the swap, core earnings for the third quarter of 2002 would have been $1.50 million.

      The Bank has experienced increased mortgage origination fee income through the third quarter due to the refinancing activity which took place during the first seven months of 2003. However, mortgage refinancing declined considerably in August and September and is expected to be reduced even further for the remainder of 2003. Other non-interest income (exclusive of the gain on the interest rate swap and gain on securities in 2002) increased by $533 thousand, or 14.6 percent, comparing the nine months ended 2003 with the first nine months of 2002. Total non-interest expense increased $672 thousand, or 7.5 percent, comparing the same period.

Net Interest Income

      The Company’s year-to-date third quarter 2003 net interest margin exceeded that of the same period in 2002 by $355 thousand, or 3.0 percent. The year-to-date average yield on earning assets declined 76 basis points, from 7.48 percent as of September 30, 2002 to 6.72 percent as of September 30, 2003. The year-to-date average cost of funds decreased 63 basis points during the same time period, from 2.88 percent to 2.25 percent. The Bank’s current cost of funds as of September 30, 2003 was 2.09 percent compared to 2.64 percent as of the same time period in 2002. The weighted average cost of interest-bearing transaction account costs was 0.50 percent as of September 30, 2003 compared to 0.95 percent as of September 30, 2002. The weighted average cost of all certificates of deposit as of September 30, 2003 was 3.01 percent compared to 3.87 percent for the same period in 2002. The above reductions were the result of Management’s efforts to decrease the Bank’s cost of funds while maintaining proper liquidity levels. In addition, the Bank has borrowings with the Federal Home Loan Bank in the amount of $45 million with a weighted average cost of 5.43 percent. Those borrowings have varying call dates but, given the current low rate environment, those notes will likely not be called prior to maturity.

      The year-to-date average yield on loans declined 78 basis points from 7.48 percent as of September 30, 2002 compared to 6.70 percent as of September 30, 2003. The yield on the Bank’s bond portfolio exclusive of federal funds maintained an average of 6.01 percent through September 30, 2003, which represents a decline of 19 basis points compared to its average of 6.20 percent through September 30, 2002. During the same nine-month periods, the federal funds average yields were 1.12 percent and 1.68 percent, respectively, for 2003 and 2002. As rates remain low, the prospect of lower loan and investment portfolio yields is probable as some of the Bank’s higher yielding loans re-price at lower current market rates.

      Comparing the third quarter ended September 30, 2003 with that of 2002, net interest income increased $79 thousand, or 2.0 percent. The nine month rate trends discussed above are similarly applicable to a comparison of the two quarterly periods.

Non-Interest Income and Expense

      Non-interest income for the first nine months of 2003 increased $271 thousand, or 6.9 percent, when compared to the first nine months of 2002. Service charges on deposit accounts increased $373 thousand, or 16.1 percent, through the third quarter of 2003 compared to the nine month year-to-date amounts for 2002. This increase was due primarily to increased income from non-sufficient funds charges generated by a higher volume of accounts.

      The decline in market interest rates has been beneficial to the Bank’s ability to generate mortgage loan origination fees. However, refinancing activity is down sharply in the third quarter of 2003. Mortgage loan origination fees for the first nine months of 2003 have outpaced the same period in 2002 by $58 thousand, or 8.3 percent. However, recent increases in long-term mortgage rates have had an adverse effect on mortgage fee income. Comparing the three months ended September 30, 2003 and 2002, mortgage fees in 2003 trailed those in 2002 by $28 thousand, or 10.4 percent. Management expects that mortgage fee income for the remainder of 2003 will return to pre-refinance levels.

      Miscellaneous income increased by $102 thousand, or 16.1 percent, when comparing the first nine months of 2003 with that of 2002. Included in miscellaneous income for the nine months ended September 30, 2003 is a gain of $100 thousand on the sale of the Bank’s exclusive right to an ATM at the commercial development surrounding its future permanent Mirror Lake branch site which took place in the second quarter of 2003.

      As previously discussed, the Bank realized a gain on the settlement of an interest rate swap position in the third quarter of 2002 in the amount of $253 thousand. The Bank has not entered into any derivative arrangements since 2001 and there is presently no hedge position in place.

      Non-interest income for the third quarter ended September 30, 2003 (exclusive of the gain on the swap) increased $42 thousand, or 3.2 percent, when compared to the third quarter ended September 30, 2002. The increase was attributable to service charges on deposit accounts increasing $146 thousand, or 17.9 percent, mortgage origination fee income decreasing $28 thousand, or 10.4 percent, and miscellaneous income decreasing $75 thousand, or 34.0 percent. The decrease in miscellaneous income is primarily due to write-downs in foreclosed property and repossessed assets.

      Non-interest expense increased $672 thousand, or 7.5 percent, for the three quarters ended September 30, 2003 compared to the same period in 2002. Salaries and employee benefits accounted for more than half of the increase which was $383 thousand. This increase is primarily due to increased commissions for mortgage originators, annual salary increases, increased group insurance costs and increased profit sharing accruals. The Bank has increased its full time equivalent employee count from 137 in September of 2002 to 146 in September of 2003. Occupancy expenses for year-to-date 2003 increased $89 thousand, or 7.1 percent, from that period in 2002. This increase is primarily attributable to increased depreciation expense related to the renovation of the Bank’s main office and operations center and upgrades to its Villa Rica and First Tuesday Mall branches. Other operating expenses in this period increased $201 thousand, or 8.5 percent. The increase in other operating expenses is attributable to legal and other professional fees, including those related to compliance costs associated with corporate governance measures implemented as a result of the Sarbanes-Oxley Act of 2002 and the Company’s Securities and Exchange Commission filings.

      Comparing non-interest expense quarter to quarter, similar factors hold true. Total non-interest expense increased $246 thousand, or 8.2 percent, comparing the third quarters ended 2003 and 2002. Salaries and benefits accounted for $143 thousand of the increase and occupancy expense, specifically depreciation expense, accounted for $76 thousand of the increase.

Income Taxes

      Income tax expense for the nine months ended September 30, 2003 was $2.01 million compared to $2.17 million for the same period in 2002. The effective tax rate for the period ended September 30, 2003 was 32 percent compared to 34 percent for the same period in 2002. The reduced marginal rate is due to the purchase of tax credits and reduced state taxes related to interest income from investment securities.

Provision and Allowance for Loan Losses

      The adequacy of the allowance for loan losses is determined through management’s informed judgment concerning the amount of risk inherent in the Company’s loan portfolio. This judgment is based on such factors as the change in levels of non-performing and past due loans, historical loan loss experience, borrowers’ financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions. The allowance for loan losses at September 30, 2003 was $3.6 million, or 1.23 percent, of total loans compared to $3.8 million, or 1.38 percent, of total loans at December 31, 2002. Management believes that the allowance for loan losses is adequate to absorb possible loss in the loan portfolio.

Non-Performing Assets and Past Due Loans

      Non-performing assets, comprised of real estate owned, non-accrual loans and loans for which payments are more than 90 days past due, totaled $2.4 million at September 30, 2003, compared to $1.8 million at September 30, 2002. Non-performing assets expressed as a percentage of total loans and real estate owned at September 30, 2003 and September 30, 2002 were 0.8 percent and 0.6 percent, respectively.

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

Financial Condition

Overview

      Total assets were $379 million at September 30, 2003, a decrease of $5.8 million, or 1.5 percent, from December 31, 2002.

Assets and Funding

      The balance sheet has shifted since December 31, 2002. At September 30, 2003, earning assets totaled $354 million which represents a decrease of $4.0 million from December 31, 2002. As a percentage of interest earning assets, loans increased to 83 percent (compared to 76 percent at December 30, 2002), investment securities remained constant at 16 percent, but federal funds decreased to 1 percent at September 30, 2003 (compared to 9 percent at December 31, 2002). The primary reason for the change in the mix is a decrease in federal funds of $25.7 million resulting from an increase in total loans of $19.4 million and a reduction in total deposits of $9.4 million.

      At September 30, 2003, interest-bearing liabilities decreased $10.7 million compared to December 31, 2002. Non-interest-bearing deposits increased $1.3 million for the nine months ended 2003 while certificates of deposit decreased by $4.8 million. As of December 31, 2002, transaction and savings accounts constituted 57 percent and certificates of deposits accounted for 43 percent of the Bank’s total deposits. Those same percentages hold true for the period ended September 30, 2003. At September 30, 2003, deposits represented 85 percent of interest-bearing liabilities and other borrowings, including Federal Home Loan Bank advances, represented 15 percent of the total.

Liquidity and Capital Resources

      Net cash provided by operating activities totaled $6.4 million for the nine months ended September 30, 2003. Net cash used by investing activities totaled $22.1 million and consisted primarily of a $20.3 million increase in loans outstanding. The increase in loans was funded by existing cash on the balance sheet. Net cash used by financing activities was $11.1 million which was a result of a decrease in total deposits of $9.3 million and dividends paid totaling $1.6 million. The net decrease in cash and cash equivalents as of September 30, 2003 was $26.7 million.

      Total stockholders’ equity at September 30, 2003 was 10.83 percent of total assets compared to 10.00 percent at December 31, 2002. The increase in the capital percentage is attributed to the Company’s increase in retained earnings of $2.7 million and the $5.8 million decrease in total assets when compared to December 31, 2002.

      At September 30, 2003, WGNB Corp. was in compliance with various regulatory capital requirements administered by federal and state banking agencies. The following is a table representing WGNB Corp.’s consolidated Tier-1, tangible capital, and risk-based capital.

	September 30, 2003

	Actual		Required		Excess
	Amount	%	Amount	%	Amount	%

Total capital (to risk-weighted assets)	$43,389	14.56%	$23,846	8.00%	$19,543	6.56%
Tier 1 capital (to risk-weighted assets)	39,801	13.35%	11,923	4.00%	27,878	9.35%
Tier 1 capital (to average assets)	39,801	10.42%	15,272	4.00%	24,529	6.42%

Off Balance Sheet Risks

      Through the operations of the Bank, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time. At September 30, 2003, the Bank had issued commitments to extend credit of $54 million through various types of commercial lending arrangements and additional commitments through standby letters of credit of $2.1 million. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The Company manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

Item 2. Changes in Securities and Use of Proceeds

      (a) Not applicable.

      (b) Not applicable.

      (c) Not applicable.

      (d) The Company has previously reported the completion of a registered offering pursuant to which it sold 200,000 shares of its Common Stock at a purchase price of $24.00 per share. The net proceeds from the offering (which was completed in April 2002) of $4,765,654 have not yet been used by the Company, but continue to be invested in a corporate bond (having a book value of $1,133,009 as of September 30, 2003) and in federal funds.

      During the third quarter of 2003, the Company declared and paid quarterly cash dividends amounting to 17 cents per share. The declaration of dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements.

Item 3. Defaults Upon Senior Securities

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

(a) The following documents are filed as part of this Report:

	3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-SB filed June 14, 2000 (the “Form 10-SB”)

	3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Form 10-SB)

	4.1	See exhibits 3.1 and 3.2 for provisions of Company’s Articles of Incorporation and Bylaws Defining the Rights of Shareholders

	4.2	Specimen certificate representing shares of Common Stock (Incorporated by reference to Exhibit 4.2 to the Form 10-SB)

	4.3	Rights Agreement dated as of February 12, 1997 between the Company and SunTrust Bank, Atlanta (Incorporated by reference to Exhibit 4.3 to the Form 10-SB)

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

**	Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(b) Reports on Form 8-K

      On July 7, 2003, the Company filed a current report on Form 8-K to disclose under Item 12 the issuance of its press release announcing the Company’s results of operations for the quarterly period ended June 30, 2003.

SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 7, 2003

WGNB CORP.

By:	/s/ L. Leighton Alston

L. Leighton Alston President and CEO

By:	/s/ Steven J. Haack

Steven J. Haack Treasurer Principal Financial Officer