Form 10-K
period 2003-12-31
WGNB CORP
filed 2004-03-11
CIK 1115568

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2003

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

Common Stock, $1.25 par value
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒

     The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2003 which is the last business day of its most recently completed second fiscal quarter, was approximately $51,623,740 based on a per share price of $28.00 (which is the average of the ask and bid price reported by the NASDAQ Stock Market) as of such date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the Registrant’s Common Stock have been excluded in that such persons may be deemed affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 27, 2004, there were 3,307,123 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

WGNB CORP.

2003 Form 10-K Annual Report

PART I

Item 1. Business

General

     WGNB Corp. is a $393 million asset bank holding company headquartered in Carrollton, Georgia. The Company was organized as a business corporation under the laws of the State of Georgia in 1984 and is a registered bank holding company under the federal Bank Holding Company Act of 1956, as amended, and under the bank holding company laws of the State of Georgia. The Company conducts operations in western Georgia through its wholly-owned subsidiary, West Georgia National Bank (the “Bank”). The Bank was organized in 1946 as a national banking association under the federal banking laws of the United States. As of February 27, 2004, the Company had 3,307,123 issued and outstanding shares of common stock, $1.25 par value per share (the “Common Stock”), held by approximately 1,000 shareholders of record.

     The Company conducts all of its business through the Bank. The executive offices of the Company and the main office of the Bank are located at 201 Maple Street, Carrollton, Georgia 30117. Access to the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports is available at the Company’s website, www.wgnb.com.

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

     As of December 31, 2003, the Bank had deposits of approximately $303 million, and approximately 27 thousand deposit accounts. No material portion of the Bank’s deposits relates to one or a few persons or entities (including federal, state and local governments and agencies). The loss of any one or a few principal deposit customers would not be likely to have a material adverse effect on the operations or earnings of the Bank.

     The following table sets forth the mix of depository accounts at the Bank as a percentage of total deposits as of December 31, 2003.

Deposit Mix

At December 31, 2003
Non-interesting bearing demand	13%
NOW accounts and money market	46%
Savings	4%
Time Deposits
Under $100,000	27%
$100,000 and over	10%

100.00%

     Lending Services. The Bank’s lending business consists principally of making consumer loans to individuals and commercial loans to small and medium-sized businesses and professional concerns. In addition, the Bank makes secured real estate loans, including residential and commercial construction loans, and first and second mortgage loans for the acquisition or improvement of personal residences. As of December 31, 2003, the Bank had approximately $296 million in total loans outstanding, representing 75% of its total assets of approximately $393 million. The loan portfolio is made up of both fixed and adjustable rate loans. Approximately 66% of the Company’s total loan portfolio is fixed rate and 33% is adjustable rate as of December 31, 2003. No material portion of the Bank’s loans is concentrated within a single industry or group of related industries. The Bank is not dependent to any material degree upon any single borrower or a few principal borrowers. The loss of any individual borrower or of a few principal borrowers would not be likely to have a material adverse effect on the operations or earnings of the Bank.

     Real Estate Loans. Loans secured by real estate make up the primary component of the Bank’s loan portfolio, constituting approximately $249 million, or 84%, of the Bank’s total loans as of December 31, 2003. Approximately 64% of the real estate loans are fixed rate and 36% are adjustable rate. Approximately 51% of the fixed rate real estate loans mature in one year or less and approximately 94% of the fixed rate real estate loans mature in five years or less. These loans consist of commercial real estate loans, construction and development loans, residential real estate loans and home equity loans. Real estate loans are collateralized by commercial and residential real estate in the Company’s primary and secondary market areas. The types of real estate that typically constitute collateral include primary and secondary residences for individuals, including multi-family projects, places of business, real estate for agricultural uses and undeveloped land.

     Commercial Loans, Other Than Commercial Loans Secured by Real Estate. The Bank makes loans for commercial purposes in various industries resident to its market area. As of December 31, 2003, commercial loans constituted approximately $31 million, or 11% of the Bank’s total loans. Approximately 68% of commercial loans are fixed rate while 32% are adjustable. The typical commercial loan has a maturity of three years or less. The typical commercial loan has collateral such as equipment for business use and inventory and may include unsecured working capital lines.

     Consumer Loans. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans and lines of credit. As of December 31, 2003, the Bank held approximately $16 million of consumer loans, representing 6% of its total loans. Consumer loans are primarily fixed rate in nature with 97% of this loan category carrying fixed rates. These loans are typically collateralized by personal automobiles, recreational vehicles or household items and may include unsecured loans to individuals.

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

Single-payment loans	25%
Unsecured loans	6%
Loans secured by:
Residential real estate	30%
Commercial real estate	35%
Convenience stores assets	6%
Hotels/motels	5%
Poultry facilities	7%
Acquisition & development/construction loans	25%
Commercial and industrial purpose loans	20%
Exceptions to primary and secondary trade area	15%

     While the loan policy includes a provision generally limiting all types of real estate loans to 85% of the total loan portfolio, the executive loan committee can approve loans that exceed the policy limits on a case by case basis where warranted. Although, in aggregate, it accounts for a large portion of the loan portfolio, real estate lending has historically been the Company’s lowest loan loss category.

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

     Loan Underwriting Standards. Management recognizes the importance of character and past performance as consideration in the lending decision process. In analyzing a credit relationship, primary emphasis is placed on adequacy of cash flow and the ability of the borrower to service the debt. Secondary emphasis is placed on the past performance of the borrower, the type or value of the collateral, the amount of net worth present or any performance of endorsers or guarantors that has not been proven.

     Collateral is not considered a substitute for the borrower’s ability to repay. Collateral serves as a way to control the borrower and provide additional sources of repayment in the event of default. The quality and liquidity of the collateral are of paramount importance and must be confirmed before the loan is made. The Bank has loan to value and margin guidelines that are varied depending on the type of collateral offered. Loans secured by liquid assets and securities carry margins of 75% to 100% depending on the liquidity and price volatility of the asset. Loans to value on various types of real estate credits generally do not exceed 85% with most below 80%. Installment loans, in general, allow for a maximum loan to collateral value of 85%. In addition, there are limits on terms of repayment of loans for automobiles and related collateral which are dependent on the age of the asset. There are certain exceptions to the loan to value guidelines that are dependent on the overall creditworthiness of the borrower.

     Loan Approval. The Bank’s loan approval policies provide for various levels of officer lending authority. When the aggregate outstanding loans to a single borrower exceeds an individual officer’s lending authority, the loan request must be considered and approved by an officer with a higher lending limit or an officers’ loan committee (the “OLC”). Individual officer’s secured and unsecured lending limits range from $5,000 to $100,000, depending on seniority. The OLC, which consists of the president, two executive vice presidents, one senior vice president and other lenders, has a lending limit of $300,000 for secured and $100,000 for unsecured loans. Loans between $300,000 and the Bank’s legal lending limit must be approved by an executive loan committee, which is made up of the CEO of the Company, the President of the Bank and six outside directors.

     Loan Review. The Bank has a comprehensive loan review process involving an independent loan review officer and lending officers. The loan review process is designed to promote early identification of credit quality problems. All loan officers are charged with the responsibility of rating their loans. According to the current bank loan policy, the scope of loan review activity is to include a minimum of 90% of all commercial and business purpose loan relationships greater than $500,000, with random sample checks on consumer loans and other loans less than $500,000. Additionally, the loan review officer monitors the loan rating system to ensure proper risk identification. The Bank’s risk identification process is also reviewed by its regulators and its independent auditors. Upgrades and credit risk grades require the approval of the loan review officer. In the event of disagreement, the executive loan committee makes the final decision.

Market Area

     The following statistical data is based on information contained in a report published by the State University of West Georgia Department of Economics dated November 6, 2003 and information published by the FDIC on its web site.

     The Bank’s primary market area includes all of Carroll County, Georgia and the western portion of Douglas County, Georgia. Approximately 98% of the Bank’s deposit customers reside in Carroll County, although it attracts some loan business from neighboring Douglas and Paulding Counties. The Bank’s secondary market area includes the Georgia counties of Paulding, Douglas, Heard, Haralson and Coweta, and the Alabama counties of Clebourne and Randolph. Carroll County is located approximately 45 miles southwest of Atlanta and 90 miles east of Birmingham, Alabama. Carroll County ranks 29th among Georgia’s 159 counties in land area with 499 square miles and 21st (up from 23rd in 2000) in population with a 2002 population of 94,907. Carroll County’s major industries include manufacturing, wholesale trade, food processing, paper and lumber products, construction and health services. The Bank’s main office is located in Carrollton, which is the county seat for Carroll County. The State University of West Georgia, which serves more than 9,000 students, and Tanner Medical Center are also located in Carrollton.

     During the 1990’s the Carroll County grew at an average annual rate of 2%, down slightly from the 2.5% annual rate in the 1980’s and slower than the State of Georgia annual growth rate of 2.4%. Net migration accounted for 60% of the 1990 population growth, while 40% was due to natural increase. Carroll County’s population growth has accelerated in recent years, growing at an annual average rate of 3.8% from 2000-2002. This is almost double the County’s growth rate in the 1990’s. From April 2000 to July 2002, Carroll’s population grew 7,500 with net migration accounting for 83% of the change and most of the growth occurring on the I-20 corridor near Villa Rica and Temple, Georgia.

     Carroll County continues to be the largest deposit base county in the Bank’s market area with Douglas County, to its east, and Paulding County, to its north, emerging as deposit growth areas. The compound annual growth rate for deposits at financial institutions in Carroll County for the years 1993-2003 was 5.3%. The amount of total deposits in Carroll County was approximately $1.19 billion as of June 30, 2003, compared to total deposits of approximately $710 million as of June 30, 1993. Douglas County had the second largest deposit base in our market area with $862 million in total deposits, and Paulding County had the third largest base with $608 million in total deposits, as of June 30, 2003. The Bank held a market share of 24.0% of total deposits in Carroll County as of June 30, 2003, representing the largest deposit market share for any financial institution located in Carroll County.

     The Bank established two branches in the Douglas County market over the past four years. One branch is located on Highway 5 just south of I-20 and the other is located in a developing are known as Mirror Lake located on Mirror Lake Boulevard just north of I-20. The Bank is presently upgrading its Mirror Lake temporary branch facility to a permanent facility located in front of The Village at Mirror Lake Shopping Center. The Bank intends to serve the western Douglas County market with these two locations.

     Douglas County ranks 139th out of 159 counties in land area, but 16th in population in Georgia in 2002 with a population of 98,650. During the 90’s, Douglas grew at an annual rate of 2.6% with migration accounting for 65% of that growth. From 2000 to 2002 that growth rate increased to an average annual rate of 3.2% per year. Based on building permit activity, Douglas appears poised to join Carroll, Coweta, and Paulding as one of the 100 fastest-growing counties in the U.S. when the 2003 county population estimates are released in March 2004. From April 2000 to July 2002, Douglas County’s population grew 6,344 with net migration accounting for almost 70% of that growth.

     All of the Company’s market area has been affected by the downturn in both the local and national economies. Even before terrorism became a continued threat and foreign affairs impacted the national economy, evidence suggested a rise in unemployment in all counties in the Company’s market area. Retail trade and business expansion is likely to be effected by the downturn. Inventories of single-family homes are increasing with the upscale home market experiencing particularly hard times. Retail sales were down in 2001 as evidenced by a 15% reduction in sales tax collections in Georgia. All of these factors may have an impact on the Company’s business growth.

Competition

     The Bank operates in a competitive environment, competing for deposits and/or loans with commercial banks, thrifts and other financial entities. Principal competitors include other small community commercial banks

(such as McIntosh Commercial Bank, First Georgia Community Bank, Community Bank of West Georgia and Gainesville Bank & Trust) and larger institutions with branches in the Bank’s market area such as CB&T of West Georgia (a division of Synovus Bank), BB&T, Regions Bank, United Community Bank, Bank of America, SunTrust Bank and SouthTrust Bank. Numerous mergers and consolidations involving banks in the Bank’s market area have occurred, requiring the Bank to compete with banks with greater resources. However, West Georgia National Bank is the largest and oldest independent bank in Carroll County. McIntosh Commercial Bank commenced operations in the fourth quarter of 2002, Community Bank of West Georgia commenced operations in the second quarter of 2003, and First Georgia Community Bank commenced operations in the third quarter of 2003 and a fourth de novo bank is in formation in Bremen, Georgia in north Carroll County. The de novo banks are limited in their funding strategies because they typically do not have access to wholesale funding. This has the effect of running up deposit rates as the new banks compete for funds in the market area.

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

Employees

     As of December 31, 2003, the Bank had 145 full time equivalent employees none of whom is a party to a collective bargaining agreement. Certain executive officers of the Bank also serve as the officers of the Company (which does not have compensated employees). The Company believes that the Bank enjoys satisfactory relations with its employees.

Supervision and Regulation

     The Company and the Bank are regulated under federal and state law. These laws and regulations generally are intended to protect depositors, not shareholders. The following is a summary description of certain provisions of certain laws which affect the regulation of bank holding companies and banks. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company and its bank subsidiary.

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

     The Bank is also subject to certain restrictions imposed by the Federal Reserve on extensions of credit to executive officers, directors, principal shareholders, or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and following credit underwriting procedures that are at least as stringent as those prevailing at the time for comparable transactions with persons not covered above and who are not employees, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. The Bank is also subject to certain lending limits and restrictions on overdrafts to such persons.

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

     Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to Georgia usury laws and certain federal laws concerning interest rates. The Bank’s loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, the Soldiers’ and Sailors’ Civil Relieft Act of 1940 governing the repayment terms of, and property rights underlying, secured obligations of persons in military service, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services. The Bank’s commercial transactions are also subject to the provisions of the Uniform Commercial Code and other provisions of The Georgia Code Annotated.

Deposit Insurance

     The deposits of the Bank are currently insured to a maximum of $100,000 per depositor, subject to aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Since 1993, insured depository institutions like the Bank have paid for deposit insurance under a risk-based premium system. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. Due to its severe consequences, the FDIC historically uses insurance termination as an enforcement action of last resort and the termination process itself involves substantial notice, a formal adjudicative hearing and federal appellate review. In instances where insurance deposit is terminated, the financial institution is required to notify its depositors and insured funds on the date of termination that they will continue to be insured for at least six months and up to two years, at the discretion of the FDIC. After the date of termination, no new deposits accepted by the financial institution will be federally insured.

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

     As discussed below, additional capital requirements imposed by the OCC may limit the Bank’s ability to pay dividends to the Company. The Bank declared dividends in the amount of $2,216,818 to the Company during 2003. Under the OCC guidelines, as of December 31, 2003, the Bank was permitted to pay the Company dividends of up to $7,168,000 in addition to current earnings without obtaining prior regulatory approval.

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

Anti-Terrorism Legislation

     In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps —

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

     In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above. The Bank currently has policies and procedures in place designed to comply with the USA PATRIOT Act.

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

Effect of Governmental Monetary Policies

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

Business Risks

     Like all other banking and financial services companies, the Company’s business and results of operations are subject to a number of risks, many of which are outside of the Company’s control. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, could materially impact the Company’s business and future results of operations.

     The Company’s success depends on its ability to compete effectively in the competitive financial services industry - The Company and the Bank encounter strong competition for deposits, loans, and other financial services in all of their lines of business. The Company’s principal competitors include other commercial banks, savings banks, credit unions and savings and loan associations. Many of the Company’s competitors are significantly larger and have greater access to capital and other resources. In recent years there has been substantial consolidation among companies in the financial services industry. Such consolidation may increase competition because consolidation creates larger entities who may be able to offer additional services that the Company is unable to offer, have greater financial resources or have substantially higher lending limits to compete with. Further, the Company’s ability to compete effectively is dependent on its ability to adapt successfully to technological and other changes within the banking and financial services industry.

     The Company’s business may be adversely affected by the highly regulated environment in which it operates - The Company is highly regulated by state and federal agencies. Recently enacted and future legislation and regulations may have significant impact on the banking and financial services industries. Regulatory or legislative changes could increase the Company’s costs of doing business, restrict its access to new products or markets, or otherwise adversely affect its operations or the manner in which it conducts its business and, on the whole, adversely affect the profitability of its business.

     The Company may be adversely affected by a general deterioration in economic conditions - The risks associated with the Company’s business are greater in periods of a slowing economy or recession. Economic declines may be accompanied by a decrease in demand for consumer or commercial credit and declining real estate and other asset values. Declining real estate and other asset values may reduce the ability of borrowers to use such equity to support borrowings. Delinquencies, foreclosures and losses generally increase during economic slow downs or recessions. Additionally, the Company’s servicing costs, collection costs and credit losses may also increase in periods of economic slow down or recessions.

     The Company is subject to credit risk inherent in the Bank’s loan portfolios - In the financial services industry, there is always a risk that certain borrowers may not repay borrowings. The Bank maintains a reserve for loan losses to absorb the level of losses that it estimates to be probable in its portfolios. However, its reserve for loan losses may not be sufficient to cover the loan losses that it may actually incur. If the Bank experiences defaults by borrowers in any of its businesses, the Company’s earnings could be negatively affected. Changes in local economic conditions could adversely affect credit quality in its loan portfolio. In addition, federal and state regulators periodically review the Bank’s loan portfolio and may require it to increase the provision for loan losses or recognize loan charge-offs. Their conclusions about the quality of the loan portfolio may be different from the Bank. Any increase in the allowance for loan losses or charge-offs as required by these regulatory agencies could have a negative effect on the Company’s operating results.

     The Company may be adversely affected by interest rate changes - The Bank realizes income primarily from the difference between interest earned on loans and investments and interest paid on deposits and other borrowings. Interest rate fluctuations are caused by many factors which, for the most part, are not under the Company’s direct control. For example, national monetary policy plays a significant role in the determination of interest rates. Additionally, competitor pricing and the resulting negotiations that occur with the Bank’s customers also impact the rates it collects on loans and the rates it pays on deposits. As interest rates change, the Company expects that it will periodically experience “gaps” in the interest rate sensitivities of the Bank’s assets and liabilities, meaning that either its interest-bearing liabilities will be more sensitive to changes in market interest rates than its interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to the Bank’s position, this “gap” may work against it, and the Company’s earnings may be negatively affected. Although the Bank actively manages its interest rate sensitivity, such management is not an exact science. Rapid increases or decreases in interest rates could adversely affect its net interest margin if changes in its cost of funds do not correspond to changes in income yields. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of interest accrued into income, which could have a material adverse affect on the Company’s results of operations.

     The Company could be held responsible for environmental liabilities of properties acquired through foreclosure - Environmentally related hazards have become a source of high risk and potentially unlimited liability for financial institutions relative to their loans. Environmentally contaminated properties owned by an institution’s borrowers may result in a drastic reduction in the value of the collateral securing the institution’s loans to such borrowers, high environmental clean up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean up costs, and liability to the institution for clean up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, the Company may require an environmental examination of, and report with respect to, the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration the potential loss to the institution in relation to the burdens to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the costs of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter a prospective borrower from entering into a loan transaction with the Company. The Company is not aware of any borrower who is currently subject to any environmental investigation or clean up proceeding which is likely to have a material adverse affect on the financial condition or results of operation of the Company.

     Loss of the Company’s senior executive officers or other key employees could impair its relationship with customers and adversely affect its business - The Company has assembled a senior management team which has a substantial background and experience in banking and financial services in the western Georgia market. Loss of these key personnel could negatively impact the Company’s earnings because of their skills, customer relationships and/or the potential difficulty of promptly replacing them.

Item 2. Properties

     The Company and the Bank’s main office is located at 201 Maple Street in Carrollton, Georgia near the city’s downtown square at the intersection of Georgia Highway 16 and U.S. Highway 27. The Bank has two other locations within the city limits of Carrollton. The First Tuesday Mall office is located at 1004 Bankhead Highway and the Motor office is located at 314 Newnan Street. In addition, the Bank has two other locations in Carroll County, one located at 725 Bankhead Highway, Villa Rica, Georgia and another located at 205 East College Street, Bowdon, Georgia. All locations are typical of branch banking facilities located throughout the United States and all locations, except the Motor office, are full service locations. The Motor office provides primarily teller and ATM transactions and does not originate loans. As to its Douglas County locations, the Mirror Lake office is currently a modular branch which will serve as a temporary site until a permanent structure is built. The Bank owns a 1.5 acre parcel on the Corner of Mirror Lake Boulevard and Conner Road in front of the Village at Mirror Lake shopping center on which it plans to construct a permanent facility in 2004. A second Douglas County branch is located at 9557 Georgia Highway 5 in Douglasville.

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

PART II

Item 5. Market for the Common Equity and Related Shareholder Matters

Market Information

     The Company’s Common Stock is traded on the NASDAQ SmallCap Market System under trading symbol “WGNB”. Approximately 1000 shareholders of record held the Common Stock as of February 27, 2004. Set forth below are the high and low bid prices for each full quarterly period during 2002 and 2003 and the dividends declared and paid per share of Common Stock for those periods.

		Price Range Per Share		Dividends
		Low	High	Paid Per Share
2002:
	First Quarter	$23.51	$28.75	$0.145
	Second Quarter	23.90	28.00	0.147
	Third Quarter	23.25	26.00	0.150
	Fourth Quarter	20.00	25.61	0.155
2003:
	First Quarter	$24.52	$28.75	$0.160
	Second Quarter	25.25	37.25	0.165
	Third Quarter	25.50	27.10	0.170
	Fourth Quarter	26.27	31.17	0.175

Dividends

     The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements. See “Supervision and Regulation — Dividends.”

Recent Sales of Unregistered Securities

     The Company issued the following securities during the year ended December 31, 2003 without registering the securities under the Securities Act: Directors may elect to receive compensation for their services to the Company and the Bank in shares of Common Stock or cash. During 2003, a director of the Bank received 915 shares in payment of deferred director compensation for an aggregate consideration owed to them by the Bank of $28,915. The sale of the shares was exempt from registration under the Securities Act, pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

Uses of Proceeds from Registered Securities

     The Company has previously reported the completion of a registered public offering pursuant to which it sold 200,000 shares of its Common Stock at a purchase price of $24.00 per share. The net proceeds from the offering (which was completed in April 2002) of $4,766,454 have not yet been used by the Company but continue to remain invested in corporate bonds and federal funds.

Item 6. Selected Financial Data

     The selected consolidated financial data of the Company for and as of the end of each of the periods indicated in the five-year period ended December 31, 2003 have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company, including the notes to those consolidated financial statements contained elsewhere in this report.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
For the Year:
Total Interest Income	$23,542	$24,296	$26,548	$24,049	$19,883
Total Interest Expense	7,527	8,724	12,069	10,356	7,968
Net Interest Income	16,015	15,572	14,479	13,692	11,916
Provision for Loan Losses	350	483	910	509	303
Net Interest Income After Provision for Loan Losses	15,665	15,089	13,569	13,184	11,612
Total Other Income	5,554	5,251	4,550	2,991	1,931
Total Other Expense	12,752	12,127	10,859	9,283	7,993
Earnings Before Income Taxes	8,467	8,213	7,260	6,892	5,551
Income Taxes	2,680	2,668	2,471	2,487	1,995
Net earnings	5,787	5,545	4,789	4,404	3,556
Per Share Data:
Net earnings	1.75	1.71	1.55	1.42	1.14
Diluted net earnings	1.72	1.69	1.52	1.41	1.13
Cash dividends declared	.67	.60	.55	.48	.42
Book value	12.72	11.65	9.42	8.30	7.08
Tangible book value	12.72	11.65	9.42	8.30	7.08
At Year End:
Total loans	296,498	273,471	253,805	228,467	184,795
Earning assets	367,694	360,226	331,690	272,512	233,950
Assets	393,216	385,121	350,222	289,112	254,035
Total deposits	303,316	298,726	280,531	233,811	214,805
Stockholders’ equity	42,089	38,520	29,204	25,687	21,923
Common shares outstanding	3,306,452	3,306,733	3,100,355	3,095,455	3,105,394
Average Balances:
Total loans	287,861	262,781	248,863	210,127	172,628
Earning assets	357,468	337,583	310,027	259,736	223,091
Assets	384,395	357,418	326,653	276,719	240,154
Deposits	296,723	279,483	263,668	224,220	206,497
Stockholders’ equity	40,708	35,640	27,986	23,700	21,850
Weighted average shares outstanding	3,308,087	3,243,849	3,098,067	3,098,419	3,113,014
Key Performance Ratios:
Return on average assets	1.51%	1.55%	1.47%	1.59%	1.48%
Return on average equity	14.22%	15.56%	17.11%	18.58%	16.27%
Net interest margin, taxable equivalent	4.65%	4.76%	4.84%	5.44%	5.49%
Dividend payout ratio	38.29%	34.94%	35.48%	33.80%	36.33%
Average equity to average assets	10.59%	9.97%	8.57%	8.56%	9.10%
Average loans to average deposits	97.01%	94.02%	94.39%	93.71%	83.60%
Overhead ratio	59.12%	58.24%	57.07%	55.64%	57.72%

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

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the statements made in this Report and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as oral statements made by WGNB Corp. (the “Company”) or its officers, directors or employees, may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based on Management’s beliefs, current expectations, estimates and projections about the financial services industry, the economy and about the Company and the Bank in general. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions readers that the following important factors, among others, could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Report:

     •    the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company or the Bank must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable;

     •    the effect of changes in accounting policies, standards, guidelines or principles, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board;

     •    the effect of changes in the Company’s organization, compensation and benefit plans;

     •    the effect on the Company’s competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services;

     •    the effect of changes in interest rates;

     •    the effect of changes in the business cycle and downturns in local, regional or national economies;

     •    the matters described under Part I, Item 1, Business - Business Risks.

The Company cautions that the foregoing list of important factors is not exclusive. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

CRITICAL ACCOUNTING POLICIES

     The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. These significant accounting policies are described in the Notes to the consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers these accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying value of assets and liabilities and the results of operations of the Company. All accounting policies are important, and all policies described in Notes to the consolidated financial statements should be reviewed for a greater understanding of how the Company’s financial performance is recorded and reported.

     The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio. Calculation of the allowance for loan losses is a critical accounting estimate due to the significant judgment, assumptions and estimates related to the amount and timing of estimated losses, consideration of current and historical trends and the amount and timing of cash flows related to impaired loans. Please refer to the section of this Report entitled “Balance Sheet Review — Provision and Allowance for Possible Loan and Lease Losses” and Note 1 and Note 3 to the Company’s consolidated financial statements for a detailed description of the Company’s estimation processes and methodology related to the allowance for loan losses.

EARNINGS OVERVIEW

For the Years Ended December 31, 2003, 2002 and 2001

     The Company reported net earnings of $5.8 million in 2003, $5.5 million in 2002 and $4.8 million in 2001, representing an increase of 4.4% between fiscal years 2002 and 2003 and an increase of 15.8% between fiscal years 2001 and 2002. The increases over the three fiscal years are primarily attributable to the Bank’s continued loan growth, higher non-interest income and lower increases in non-interest expense. Net earnings per share on a fully diluted basis were $1.72 for 2003, $1.69 for 2002 and $1.52 for 2001, representing an increase of 1.8% between fiscal years 2003 and 2002 and 11.2% between fiscal years 2002 and 2001. The net earnings per share for 2003 for the entire year and 2002 for a partial year were affected by the previously described Common Stock offering completed in April, 2002 which increased the weighted average number of shares outstanding. Return on average assets and return on average shareholders’ equity for 2003 was 1.51% and 14.22%, respectively, compared with 1.55% and 15.56%, respectively, for 2002, and 1.47% and 17.11%, respectively, for 2001. The reduction of return on average equity was primarily due to a large increase in equity in 2003 and 2002. The increases over the past two years were comprised of the Common Stock offering ($4.8 million), an increase in retained earnings ($7.2 million) and an increase in other comprehensive income ($1.0 million). These items had the effect of increasing the average balance of shareholders’ equity by $12.7 million in the last two years.

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

     Net interest income for the Company increased by $442 thousand (2.8%) in 2003 from 2002, and by $1.1 million (or 7.6%) in 2002 from 2001. Net interest income at December 31, 2003, was $16.0 million compared to $15.6 million at December 31, 2002 and $14.5 million at December 31, 2001. The net interest margin on interest earning assets was 4.65% in 2003, 4.76% in 2002 and 4.84% in 2001. Beginning in early 2001 through the end of 2003, short term interest rates have dropped 550 basis points. Comparing the interest margin in 2003 to that in 2002, the Bank’s interest margin has declined by 11 basis points. Measuring the last three years, the Bank’s interest margin has decreased 19 basis points. Management’s interest rate risk strategies helped to mitigate the effects of rapidly declining interest rates. The average yield on assets in 2003 on a tax equivalent basis was 6.75% down 60 basis points from 2002 while the cost of funds was 2.52%, down 60 basis points from 2002. Likewise, during 2002, the Bank’s yield on earning assets declined 139 points while its cost of funds was reduced by 147 basis points . The asset repricing point has “caught up” with the immediate repricing of the interest-bearing transaction account liabilities in each of the past three years of rapid rate decline.

     Those benchmark rates declined 475 basis points in ten months during a ten month period ending in 2002. The Bank’s balance sheet has traditionally been slightly liability sensitive, but as 2003 progressed, management sought to become more evenly matched and perhaps slightly asset sensitive. That is, its assets re-price faster than its liabilities because of its high percentage of transaction accounts and increasing amounts of adjustable rate assets. Therefore, in a rising rate environment the Bank’s interest margin will tend to widen whereas in a falling rate environment the Bank’s interest margin tends to narrow. However, when rates fall rapidly (as in the past three years), the Bank’s cost of funds hit an economic floor while its asset yields flatten out and become slightly more variable. The net result is that management has been attempting to poise the Bank’s interest margin to increase as interest rates rise.

     The cost of interest-bearing liabilities was 2.52% for 2003, 3.12% for 2002 and 4.59% for 2001, representing a decrease of 60 basis points between fiscal 2003 and 2002 and a decrease of 147 basis points between fiscal 2002 and 2001. The borrowings from the Federal Home Loan Bank (FHLB) which are fixed rate have kept the Bank’s cost of funds from decreasing more rapidly in 2003. Management anticipates that the Bank’s cost of funds will be positively impacted over the next eighteen months as $20 million of FHLB borrowings mature and those borrowings can be replaced with lower cost funds.

     If one considers the yield on interest-bearing assets of 6.75% for 2003, 7.35% for 2002 and 8.74% for 2001, the impact of decreasing rates on asset yields was more pronounced in 2002 than in 2003 suggesting that the Bank may have reached a range bound plateau in its net interest margin. However, the longer market interest rates remain low the more solidified asset yields will become and in an increasing rate environment, the margin will be slower to react positively. This trend supports management’s strategy of increasing asset sensitivity and adding interest rate floors to adjustable rate loans in order to create upside with increasing market rates. Prolonged low rates will have the impact of lowering the Company’s net interest margin.

     The following table shows, for the past three years, the relationship between interest income and interest expense and the average daily balances of interest-earning assets and interest-bearing liabilities on a tax equivalent basis assuming a rate of 34%:

Table 1
Average Consolidated Balance Sheets and Net Interest Analysis
(in thousands)

	For the Years Ended December 31,
	2003			2002			2001
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Interest earnings assets:
Investments:
Federal funds sold	$17,363	187	1.08%	$15,761	249	1.58%	$13,349	490	3.67%
Taxable	30,249	1,878	6.21%	40,416	2,333	5.77%	30,326	1,923	6.34%
Tax exempt	21,995	1,559	7.09%	18,625	1,290	6.93%	17,489	1,389	7.94%

Total Investments	69,607	3,624	5.21%	74,802	3,872	5.18%	61,164	3,802	6.22%
Loans (including loan fees):
Taxable	286,055	20,329	7.11%	260,982	20,739	7.95%	247,155	23,096	9.34%
Tax Exempt	1,806	181	10.03%	1,799	188	10.45%	1,708	185	10.83%

Total Loans	287,861	20,510	7.12%	262,781	20,927	7.96%	248,863	23,281	9.35%

Total interest earning assets	357,468	24,134	6.75%	337,583	24,799	7.35%	310,027	27,083	8.74%
Other non-interest earnings assets	26,927			19,835			16,626

Total assets	$384,395			$357,418			$326,653

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Deposits:
Demand	$112,438	954	.85%	$106,570	1,487	1.40%	$94,952	2,399	2.53%
Savings	15,915	54	.34%	13,314	95	.71%	11,955	228	1.90%
Time	124,863	3,993	3.20%	121,558	5,094	4.19%	123,513	7,489	6.06%
FHLB advances & other borrowings	45,000	2,527	5.62%	38,574	2,048	5.31%	32,288	1,953	6.05%

Total interest-bearing liabilities	298,216	7,528	2.52%	280,016	8,724	3.12%	262,708	12,069	4.59%
Non-interest bearing deposits	43,507			38,041			33,248
Other liabilities	1,964			3,721			2,711
Shareholders’ equity	40,708			35,640			27,986

Total liabilities and Shareholders’ equity	$388,395			$357,418			$326,653

Excess of interest-earning assets over interest-bearing liabilities	$59,252			$57,567			$47,319

Ratio of interest-earning assets to Interest-bearing liabilities	119.87%			120.55%			118.01%
Net interest income tax equivalent		16,606			16,075			15,014
Net interest spread			4.23%			4.23%			4.15%
Net interest margin on interest earning assets			4.65%			4.76%			4.84%
Taxable Adjustments:
Investments		(530)			(439)			(472)
Loans		(62)			(63)			(63)

Net interest income		$16,015			$15,573			$14,479

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

Table 2
Changes in Interest Income and Expense on a Tax Equivalent Basis
(in thousands)

	Increase (decrease) due to changes in:
	2003 over 2002			2002 over 2001
	Volume	Rate	Total	Volume	Rate	Total
Interest income on:
Federal funds sold	$17	(79)	(62)	$38	(279)	(241)
Taxable investments	(631)	176	(455)	582	(173)	409
Non-taxable investments	239	30	269	79	(177)	(98)
Taxable loans	1,781	(2,191)	(410)	1,099	(3,456)	(2,357)
Non-taxable loans	1	(8)	(7)	10	(6)	4

Total Interest Income	1,407	(2,072)	(665)	1,808	(4,091)	2,283

Interest expense on:
Deposits:
Demand	50	(583)	(533)	162	(1,074)	(912)
Savings	9	(50)	(41)	10	(143)	(133)
Time	106	(1,207)	(1,101)	(82)	(2,313)	(2,395)
FHLB advances & other borrowings	361	118	479	334	(238)	96

Total Interest Expense	526	(1,722)	(1,196)	424	(3,768)	(3,344)

Increase (decrease) in net interest income	$881	(350)	531	$1,384	(323)	1,061

Other Income and Expense

     Other income in 2003 was $5.6 million, compared to $5.3 million in 2002 and $4.6 million in 2001. This represents an increase of $302 thousand, or 5.8%, from fiscal 2002 to fiscal 2003 and an increase of $701 thousand, or 15.4%, from fiscal 2001 to fiscal 2002. These increases are primarily due to an increase in the volume of service charges on deposit accounts. Service charges on deposit accounts have increased an average of 12.6% over the last two years and most of that increase is due to insufficient funds charges and service charges on increased new account activity. Mortgage origination fees have decreased a little less than 1% from 2002 to 2003 after an increase of 14% from 2001 to 2002 primarily because during the last half of 2003 the Bank experienced a slow down in mortgage refinance activity. It appears that the refinance boom, which took place the last three years, may be subsiding. However, continued low rates and increased housing have maintained new home financing in the Bank’s market area. Miscellaneous income between 2003 and 2002 decreased $149 thousand or 13.4% and increased by $326 thousand or 41.6% between 2002 and 2001. The primary reason for the spike of miscellaneous income in 2002 was that the Bank settled its interest rate swap position accounted for as a fair value hedge in August 2002, recognizing a gain of $252,950 which is included in miscellaneous income for 2002. This income is non-recurring in nature as the Bank has no other hedge positions currently in place.

     Other expenses increased by $625 thousand, or 5.2%, in 2003 over 2002 and by $1.3 million, or 11.7%, in 2002 over 2001. The increase between 2003 and 2002 was due primarily to an increase in salaries and employee benefits of $439 thousand, or 6.1%, and an increase in occupancy expense of $163 thousand, or 9.9%. The increase between 2002 and 2001 was due to an increase in salaries and employee benefits of $682, or 10.5%, an increase in occupancy expense of $91 thousand and an increase in other operating expense of $495, or 17.7%.

     The increase in salaries and employee benefits for the years ended 2003 and 2002 is attributable to the following factors: (i) increased number of full time equivalent employees; (ii) increased costs of health insurance; and (iii) annual raises and increased profit sharing bonuses due to higher profitability. The Company had only two more full time equivalent employees at the end of 2003 than it did at the end of 2002. The increase in salaries and benefits between 2002 and 2001 was more pronounced amounting to an increase of $682 thousand, or 10.5%. The increase in salaries and employee benefits for the years ended 2002 and 2001 is attributable to the following factors (i) increased number of full time equivalent employees; (ii) increase commission on mortgage origination, (iii) increased costs of health insurance; and (iv) annual raises and increased profit sharing bonuses due to higher profitability. The Company had ten more full time equivalent employees at the end of 2002 than it did in 2001 which was primarily due to branch expansion in 2002.

     The increase in occupancy expense in 2003 over 2002 was primarily attributable to the increase in depreciation expense of $118 thousand, or 15.8%, attributable to capital expenditures for updated bank technology, and a refurbishment of our main office and selective branches to update their appearance. The increase in occupancy expense in 2002 as compared to 2001 was primarily attributable to a full year of operations in our Douglasville branch in addition to increased depreciation expense due to additional office space and investment in bank technology.

     The increase in other operating expense between 2003 and 2002 was not significant. However the increase in other operating expense between 2002 and 2001 of $495 thousand, or 17.7%, is due to increases in legal, accounting, and annual fees associated with compliance with SEC regulations and listing requirements for NASDAQ. Additionally, the Bank paid increased software fees associated with its bounce protection program which was commensurate with the increased fee income.

     Income taxes, expressed as a percentage of earnings before income taxes, declined to 31.7% in 2003, from 32.5% in 2002 and 34.0% in 2001. The decline in marginal tax rate over the past three years is primarily attributable to tax credits purchased by the Bank in 2001 having a full effect in 2002 and 2003. In addition, in October 2002 the Bank formed WGNB Investments, Inc., a Nevada corporation, to manage, hold and trade cash, securities and loans of the Bank which had the effect of reducing its state income tax liability slightly in 2002 and more significantly in 2003.

BALANCE SHEET OVERVIEW

For the Years Ended December 31, 2003 and 2002

General

     Loan and deposit growth in 2003 was slightly more than 2002. During 2003, average total assets increased $27.0 million (7.5%), average deposits increased $17.2 million (6.2%) and average loans increased $25.1 million (9.5%) from amounts recorded in 2002. During 2002, average total assets increased $30.8 million (9.4%), average deposits increased $15.8 million (6.0%) and average loans increased $13.9 million (5.6%) from amounts recorded in 2001. The Bank’s growth rate in 2003 increased slightly when compared to 2002 but did not reach the levels experienced in 2001 and 2000. Loan demand rebounded in the later half of 2003 after a decline in the early part of the year. As in past years, management allows loan growth to drive balance sheet growth and, thus, a slowdown in loan growth is typically reflected on the balance sheet.

     Total assets at December 31, 2003, were $393 million, representing an $8.1 million (2.1%) increase from December 31, 2002. Total deposits increased $4.6 million (1.5%) from 2002 to 2003 while total loans increased $23.0 million (8.4%) during 2003 as management attempted to employ excess liquidity into loans. During 2003, Federal funds sold decreased $19.0 million while total loans increased $23.0 million and investments available for sale and held to maturity increased $3.9 million. The Federal funds sold decrease and the deposit increase basically funded the loan and investment portfolio growth.

     The increase in deposits in 2003 is attributable to an increase in non-interest bearing demand accounts of $2.1 million (5.6%), an increase in interest-bearing demand accounts of $14.5 million (11.7%) and a decrease in time deposit accounts of $14.2 million (11.1%). Interest-bearing demand accounts accounted for the vast majority of deposit increases in 2003. We attribute both the interest-bearing and non-interest-bearing demand deposit growth to three events that occurred in 2003. First, the only three independent competing community banks that remained in Carroll County merged with regional banks in 2002. This displacement has led to new checking account customers for the Bank. Second, because the time deposit rates continue to be low, some customers have moved their funds to money market accounts and NOW accounts in hopes that longer term CD rates will increase in the immediate future or that the stock market would be a viable investment alternative. Third, the Bank has deposit relationships with numerous county and municipal authorities. These deposit relationships in the banking industry are known as public funds. At the end of 2003, certain public entities had collected tax revenue in the amount of $7 million, subsequently deposited with the Bank, causing the Bank’s liquidity to increase. This amount was on deposit with the Bank at year end 2003, but typically is disbursed in the first quarter of the following year.

     As the local and regional economy softened beginning in 2001, loan demand fell off in the last half of 2001 and that trend continued throughout 2002 and through the first half of 2003. The Bank had grown its loan portfolio by $43.7 million (23.6%) in 2000, by $25.3 million (11.1%) in 2001, by $19.7 million (7.7%) in 2002, and by 23.0 (8.4%) in 2003. The loans during those periods were funded principally with increased demand deposit accounts, a lower cost funding source and FHLB borrowings, typically lower than comparable certificates of deposit rates and terms.

     Total assets at December 31, 2002, were $385 million, representing a $34.9 million (10.0%) increase from December 31, 2001. Total deposits increased $18.2 million (6.5%) from 2001 to 2002 while total loans increased $19.7 million (7.7%) during 2002. Demand deposit accounts accounted for the vast majority of deposit increases in 2002. The loan production in 2002 was funded principally with deposit growth. Liquidity in 2003 and 2002 was abundant as the local competition was acquired by regional banks and the stock market languished.

Investments

     The Company’s available-for-sale investment portfolio of $55.3 million as of December 31, 2003 consisted primarily of debt securities, which provide the Company with a source of liquidity, a stable source of income and serve as a vehicle to implement asset and liability management strategies. This represented an increase of $3.1 million (6.0%) over the $52.1 million held at December 31, 2002. The Company believes the investment portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds and supplying securities to pledge as required collateral for certain public deposits. Investment securities in the available-for-sale category are stated at fair value. These securities may be sold, retained until maturity, or pledged as collateral for liquidity and borrowing in response to changing interest rates, changes in prepayment risk and other factors as part of the Company’s overall asset liability management strategy.

     Investment securities held-to-maturity are stated at amortized cost and totaled $4.25 million at December 31, 2003, an increase of $750 thousand (21.4%) when compared to the prior year. The increase is attributable to the purchase of banking industry issued trust preferred securities from various issuers across the United States and particularly the Southeast. The Company has the intent and ability to hold these securities until maturity.

     The following table shows the carrying value of the Company’s securities, by security type, as of December 31, 2003, 2002 and 2001:

Table 3
Investment Portfolio
(in thousands)

	2003	2002	2001
Available for Sale
United States agencies	$7,080	$3,608	$3,899
State, county and municipal	29,575	25,214	23,476
Mortgage-backed securities	16,843	21,583	26,508
Corporate bonds	1,779	1,727	1,051

Total available for sale	$55,277	$52,132	$54,934

Held to Maturity
Trust Preferred Securities	$4,250	$3,500	$2,000

     The following table presents the expected maturity of the amortized cost of securities by maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis, assuming a 34% marginal tax rate) at December 31, 2003. The composition and maturity/re-pricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

Table 4
Expected Maturity of Securities
(in thousands)

	United
	States
	Treasury	Wtd.	State,	Wtd.	Mortgage	Wtd.		Wtd.		Wtd.
	&	Avg.	County &	Avg.	Back	Avg.	Corporate	Avg.	Trust	Avg.
Maturities at December 31, 2003	Agencies	Yld.	Municipals	Yld.	Securities	Yld.	Bonds	Yld.	Preferred	Yld.
Within 1 year	2,002	2.16%	743	7.17%	661	6.52%	—	0.00%	—
After 1 through 5 years	2,998	3.37%	2,815	6.30%	11,283	5.74%	1,658	5.62%	—
After 5 through 10 years	2,027	4.07%	6,649	6.50%	2,604	4.26%	—	7.00%	—
After 10 years	—	0.00%	17,883	7.15%	1,850	6.00%	—	0.00%	4,250	9.56%

Total	7,027	3.23%	28,090	6.91%	16,398	5.57%	1,658	5.62%	4,250	9.56%
Fair Value	7,080		29,575		16,843		1,779		4,273

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

     Loans to directors, executive officers and principal shareholders of the Company and to directors and officers of the Bank are subject to limitations of the Federal Reserve, the principal effect of which is to require that extensions of credit by the Bank to executive officers, directors, and ten percent shareholders satisfy certain standards. The Bank routinely makes loans in the ordinary course of business to certain directors and executive officers of the Company and the Bank, their associates, and members of their immediate families. In accordance with Federal Reserve guidelines, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with others and do not involve more than normal risk of collectibility or present other unfavorable features. As of December 31, 2003, loans and commitments outstanding to directors and executive officers of the Company and the Bank, their associates and members of their immediate families totaled $4.7 million (net of participations sold to other banks on a non-recourse basis), which represented approximately 1.6% of total loans as of that date. As of December 31, 2003, none of these loans outstanding from the Bank to related parties were on non-accrual, past due, restructured or considered by management to be a potential problem loan.

     The following table presents loans by type on the dates indicated:

Table 5
Loan Portfolio
(in thousands)

	December 31,
	2003	2002	2001	2000	1999
Commercial, financial & agricultural	$31,219	$34,821	$26,162	$26,547	$24,144
Real estate - construction	68,207	68,818	60,785	46,052	34,769
Real estate - mortgage	180,992	153,572	147,705	135,750	108,137
Consumer loans	16,080	16,260	19,153	20,118	17,745

	296,498	273,471	253,805	228,467	184,795
Less: Unearned interest and fees	(454)	(487)	(525)	(561)	(467)
Allowance for loan losses	(3,479)	(3,771)	(3,720)	(2,920)	(2,281)

Loans, net	$292,565	$269,213	$249,560	$224,986	$182,047

     The following table sets forth the maturity distribution (based upon contractual dates) and interest rate sensitivity of commercial, financial and agricultural loans, real estate construction and mortgage loans and consumer loans as of December 31, 2003:

Table 6
Loan Portfolio Maturity
(in thousands)

			Over
	One	Wtd.	One to	Wtd.	Over	Wtd.		Wtd.
	Year	Avg.	Five	Avg.	Five	Avg.		Avg.
	or Less	Yld.	Years	Yld.	Years	Yld.	Total	Yld.
Commercial, financial & agricultural	$19,064	5.59%	$9,808	6.55%	$2,347	6.46%	$31,219	5.95%
Real estate - construction	62,334	5.78%	4,010	6.70%	1,863	6.21%	68,207	5.84%
Real estate - mortgage	58,208	5.99%	91,368	6.37%	31,416	6.02%	180,992	6.19%
Consumer	8,360	8.65%	7,656	7.93%	64	5.71%	16,080	8.30%

Total	$147,966	6.00%	$112,842	6.50%	$35,690	6.53%	$296,498	6.20%

Variable/Fixed Rate Mix

	Variable	Wtd	Fixed	Wtd
	Interest	Avg	Interest	Avg
	Rates	Yld	Rates	Yld
Commercial, financial and agricultural	$9,880	4.91%	$21,339	6.44%
Real estate - construction	23,033	5.21%	45,174	6.17%
Real estate - mortgage	67,116	5.21%	113,876	6.76%
Consumer	760	7.33%	15,320	8.34%

Total	$100,789	5.20%	$195,709	6.71%

Provision and Allowance for Possible Loan and Lease Losses

     The provision for loan losses for the Company in 2003 was $350 thousand compared to $483 thousand in 2002 and $911 thousand in 2001. The decrease in the provision for loan losses reflects the slower loan growth and lower level of nonperforming and adversely rated loans in 2003, expressed as a percentage of total loans, as compared to 2001 and 2002. The Company’s methodology described below for measuring the adequacy of the allowance for loan loss continues to indicate sufficient reserve for expected losses in the portfolio.

     The allowance for loan losses represented 1.17%, 1.38% and 1.47% of total loans outstanding at December 31, 2003, 2002 and 2001, respectively. Total charge-offs were $790 thousand, $695 thousand and $200 thousand compared to recoveries of $147 thousand, $263 thousand and $90 thousand during 2003, 2002 and 2001, respectively.

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

     Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and review of specific problem loans. In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates loans in eight different categories. Grades five though eight, which represent criticized or classified loans, are assigned allocations of loss based on management’s estimate of potential loss that is generally based on historical losses and/or collateral deficiencies. Loans graded one through four are stratified by type and allocated loss ranges based on historical loss experience for the strata. The combination of these results is compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. Loans deemed to be impaired are evaluated individually to measure the probable loss, if any, in the credit. Management uses an internal loan reviewer who is independent of the lending function to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loan losses.

     Management believes that the allowance for loan losses is adequate. However, management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and a change in the borrowers’ ability to repay. In addition, regulators, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such regulators may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination. Management of the Company realizes the importance of maintaining an adequate allowance for loan losses. Through a professional loan review function and effective loan officer identification program, management is recognizing weaknesses in the loan portfolio in a timely manner. Early identification of deteriorating credit attributes allows management to take a proactive role in documenting an established plan to enhance the Company’s position and minimize the potential for loss.

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

     During the first quarter of 2003, the Bank accepted cash in the work-out of nine classified loans that amounted to $3.3 million and recorded a charge-off in the amount of $337 thousand.

     The following table presents a summary of changes in the allowance for loan losses for the years indicated:

Table 7
Allowance for Loan Losses
(in thousands)

	December 31,
	2003	2002	2001	2000	1999
Balance at beginning of year	$3,772	$3,720	$2,920	$2,281	$2,019
Charge-offs:
Commercial, financial and agricultural	55	288	118	12	32
Real estate - construction	2	—	—	—	—
Real estate - mortgage	581	165	3	3	18
Consumer loans	152	242	79	62	80

Total charge-offs	790	695	200	77	130

Recoveries:
Commercial, financial and agricultural	31	59	30	56	14
Real estate - construction	—	—	—	—	—
Real estate - mortgage	67	158	13	56	6
Consumer loans	49	47	46	96	69

Total recoveries	147	264	89	208	89

Net (charge-offs) recoveries	(643)	(431)	(111)	131	(41)
Provision for loan losses	350	483	911	508	303

Balance at end of year	$3,479	$3,772	$3,720	$2,920	$2,281

Ratio of net charge-offs (recoveries) during the period to average loans outstanding	.22%	.16%	.04%	(.06)%	.02%
Ratio of allowance to average total loans	1.21%	1.44%	1.49%	1.39%	1.32%

Non-Performing Assets and Past Due Loans

     Non-performing assets at December 31, 2003, were $2.2 million, or .75%, of total loans and other real estate owned compared to $2.8 million, or 1.03%, of total loans and other real estate owned at December 31, 2002 and $3.9 million, or 1.55%, of total loans and other real estate owned at December 31, 2001. The levels of non-performing loans remain relatively low compared to the Bank’s peer group and its historical level. The percentage of non-performing assets to total loans has decreased from its peak in 2001. The decrease of non-performing loans from 2002 to 2003 was attributable to repayment of loans on non-accrual or the removal of loans from non-accrual status in the amount of $444 thousand and a reduction of loans ninety days past due in the amount of $590 thousand. The Bank sold $171 thousand of other real estate owned at a loss of $16 thousand during 2003. However, the Bank also settled loans in foreclosure in 2003 in the amount of $660 thousand.

     The following table summarizes loans 90 days or greater past due, non-accrual loans and real estate taken in settlement of foreclosure for the years indicated.

Table 8
Non-Performing Assets
(in thousands)

	December 31,
	2003	2002	2001	2000	1999
Other real estate and repossessions	$977	$488	$4357	$702	$—
Non-accrual loans	499	943	1,620	504	370
Loans 90 days past due still accruing	745	1,335	1,885	205	48

Total	$2,221	$2,766	$3,862	$1,411	$418

Non-performing assets as % of total loans	.75%	1.03%	1.55%	.63%	.23%

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

Deposits

     Time deposits of $100 thousand and greater totaled $31.0 million at December 31, 2003, compared with $41.1 million at year-end 2002 and $41.5 million at year-end 2001. The following table sets forth the scheduled maturities of time deposits of $100 thousand and greater at December 31, 2003.

Table 9
Deposits
(in thousands)

Within 3 months	$8,826
After 3 through 6 months	7,410
After 6 through 12 months	7,335
After 12 months	7,472

Total	$31,043

Liquidity

     The Bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors’ accounts and to supply potential borrowers with funds. To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match these variables to meet liquidity needs. It is the policy of the Bank to monitor its liquidity to meet regulatory requirements and their local funding requirements. Management believes that the Bank’s current level of liquidity is adequate to meet its needs.

     The Bank maintains relationships with correspondent banks including the Federal Home Loan Bank (the “FHLB”) that can provide funds to it on short notice, if needed. The Bank has arrangements with correspondent and commercial banks for short term unsecured advances up to $11.0 million. As of December 31, 2003, the Bank had not drawn on the available facilities. In addition, the Bank has a line of credit with the FHLB in the amount of $56.7 million of which the Bank had drawn $45 million at December 31, 2003. The lines of credit have varying terms and maturities that are disclosed in detail in the notes to the financial statements.

     The Company’s cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash and cash equivalents decreased $20.4 million for a total $27.2 million at December 31, 2003, compared with $47.7 million at December 31, 2002. The decrease was primarily attributable to net cash used by investing activities of $30.0 million made up of $24.5 million of increased loans and a $4.0 million net increase in investment securities. These cash flow uses were offset by net cash provided by financing activities which was primarily attributable to a net increase in deposits of $4.6 million. Cash inflows from operations totaled $7.3 million in 2003.

     Cash inflows from operations totaled $5.1 million in 2002, while inflows from financing activities totaled $30.0 million, most of which was net deposit increases during 2002 of $18.2 million and FHLB advances of $10 million. Investing activities used $18.4 million of cash and cash equivalents, principally composed of net changes in loans of $20.5 million during 2002. The Company also completed a common stock offering in April 2002 that generated net cash proceeds of $4.8 million.

Capital Resources

     Total shareholders’ equity as of December 31, 2003 was $42.1 million, an increase of $3.6 million over 2002. The increase in equity was due to $5.8 million in net income less $2.2 million in dividends and an increase in unrealized holding gain on securities available for sale of $79 thousand net of tax.

     The OCC has established certain minimum risk-based capital standards that apply to national banks, and the Company is subject to certain capital requirements imposed by the Federal Reserve. At December 31, 2003, the Bank exceeded all applicable regulatory capital requirements for classification as a “well capitalized” bank, and the Company satisfied all applicable regulatory requirements imposed on it by the Federal Reserve. The following tables present the Company’s regulatory capital position at December 31, 2002:

Table 10
Capital Ratio

Actual as of December 31, 2003
Tier 1 Capital (to risk weighted assets)	13%
Tier 1 Capital minimum requirement	4%

Excess	9%

Total Capital (to risk weighted assets)	14%
Total Capital minimum requirement	8%

Excess	6%

Leverage Ratio

Actual as of December 31, 2003
Tier 1 Capital to average assets (“Leverage Ratio”)	10%
Minimum leverage requirement	4%

Excess	6%

     For a more complete discussion of the actual and required ratios of the Company and its subsidiaries, see Note 9 to the consolidated financial statements. Average equity to average assets was 10.59% in 2003 and 9.97% in 2002. The ratio of dividends declared to net earnings was 38.3 % during 2003, compared with 35.1% in 2002.

Contractual Obligations

     In the ordinary course of operations, the Company enters into certain contractual obligations. The following table summarizes the Company’s significant fixed and determinable contractual obligations, by payment date, at December 31, 2003 (dollars in thousands).

		Less than 1			More than 5
Obligation	Total	year	1-3 years	3-5 years	years
Deposits without stated maturity	189,736	189,736	—	—	—
Certificates of deposit	113,581	68,349	18,171	27,061	—
Federal Home Loan Bank advances	45,000	5,000	15,000	25,000	—
Operating leases	—	—	—	—	—

Total	348,317	263,085	33,171	52,061	—

Off Balance Sheet Risk

     Through the operations of the Bank, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time. At December 31, 2003, the Bank had issued commitments to extend credit of $51,587,000 through various types of commercial lending arrangements and additional commitments through standby letters of credit of $2,402,000. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The Company manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

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

     The Company has adopted the objective of achieving and maintaining a one-year cumulative gap, as a percent of total assets, of between plus 20% and minus 20%. On a consolidated basis, the Company’s one-year cumulative gap was a negative 3.78% of total assets at December 31, 2003. This position indicated that the Company was exposed to the potential for decreased earnings if interest rates were to continue to decline in the next twelve months.

     Due to inherent limitations in traditional gap analysis, the Company also employs more sophisticated modeling techniques to monitor potential changes in net interest income, net income and the market value of portfolio equity under various interest rate scenarios. Market risk is the risk of loss from adverse changes in market prices and rates, arising primarily from interest rate risk in the Company’s loan and investment portfolios, which can significantly impact the Company’s profitability. Net interest income can be adversely impacted where assets and liabilities do not react the same to changes in interest rates. At year-end 2003, the estimated impact of an immediate increase in interest rates of 100 basis points would have resulted in a decrease in net interest income over a 12-month period of 2.8%, with a comparable decrease in interest rates resulting in a decrease in net interest income of 2.9%. Management finds the above methodologies meaningful for evaluating market risk sensitivity; however, other factors can affect net interest income, such as levels of non-earning assets and changes in portfolio composition and volume.

     The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003 that are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities, although the cash flows received often differ from scheduled maturities. The Company’s savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the “One Year or Less” category, although historical experience has proven these deposits to be less interest rate sensitive over the course of a year and are subject to management’s control.

Table 11
Interest Rate Gap Sensitivity
(in thousands)

	At December 31, 2003
	Maturing or Repricing in
		Over 1	Over 3
	One Year	Year Thru	Years Thru
	or Less	3 Years	5 Years	Over 5 Years	Total
Interest-earning assets:
Interest-bearing deposits with Other banks	$239	$—	$—	$—	$239
Federal funds sold	11,671	—	—	—	11,671
Investment securities	3,405	10,930	6,660	36,427	57,422
Loans: Fixed rate	97,981	65,001	18,163	14,565	195,710
Variable rate	94,747	6,041	—	—	100,788

Total interest-earning assets	208,043	81,972	24,823	50,992	365,830

Interest-bearing liabilities:
Deposits:
Demand	$138,338	$—	$—	$—	$138,338
Savings	11,216	—	—	—	11,216
Time deposits	68,349	18,171	27,061	—	113,581
FHLB advances	5,000	15,000	25,000	—	45,000

Total interest-bearing liabilities	222,903	33,171	52,061	—	308,135

per period	(14,860)	48,801	(27,238)	50,992	57,695

Cumulative interest sensitivity Difference	$(14,860)	$33,941	$6,703	$57,695

Cumulative difference to total Assets	(3.78)%	8.63%	1.70%	14.67%

     At December 31, 2003, the difference between the Company’s liabilities and assets repricing or maturing within one year was $14.9 million. The above chart indicates an excess of liabilities repricing or maturing within one year, thus a rise in interest rates would cause the Company’s net interest income to decline. However, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees or at different points in time to changes in market interest rates. Such is the case in analyzing NOW accounts, which are disclosed in the one year or less category. Those liabilities do not necessarily reprice as quickly or to the same degree as rates in general. Additionally, certain assets, such as adjustable-rate mortgages, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset. Changes in interest rates, prepayment rates, early withdrawal levels and the ability of borrowers to service their debt, among other factors, may change significantly from the assumptions made in the table.

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

     Presented below is a summary of the unaudited consolidated quarterly financial data for the years ended December 31, 2003 and 2002.

Quarterly Financial Information
(Unaudited — in thousands, except per share data)

	2003		Quarters		2002		Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest income	5,908	5,903	5,953	5,778	6,096	6,025	6,112	6,064
Net interest income	3,902	3,982	4,136	3,995	2,379	2,133	2,055	2,157
Provision for loan losses	75	75	75	125	75	75	75	258
Income before income taxes	1,959	2,203	2,161	2,144	1,839	1,992	2,539	1,843
Net income	1,355	1,514	1,439	1,479	1,221	1,315	1,666	1,343
Earnings per share - basic	0.41	0.46	0.44	0.44	0.39	0.40	0.50	0.42
Earnings per share - diluted	0.40	0.45	0.43	0.44	0.39	0.40	0.50	0.40
Weighted average common shares outstanding - basic	3,307,296	3,310,496	3,307,827	3,306,729	3,103,096	3,258,381	3,306,733	3,306,733
Weighted average common shares outstanding - diluted	3,351,533	3,354,733	3,352,064	3,350,966	3,130,376	3,284,351	3,332,703	3,397,378

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A. Controls and Procedures

     The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its chief executive and chief financial officers, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its chief executive and chief financial officers, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Report. Based on the evaluation of these disclosure controls and procedures, the chief executive and chief financial officers of the Company concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report.

     There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information appearing under the headings “Nomination and Election of Directors” and “Compliance With Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement (the “2004 Proxy Statement”) relating to the 2004 Annual Meeting of Shareholders of the Company, currently scheduled to be held on April 13, 2004, is incorporated herein by reference.

Item 11. Executive Compensation

     The information appearing under the heading “Executive Compensation” in the 2004 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

     The information appearing under the headings “Security Ownership of Certain Beneficial Owners and Management” in the 2004 Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table gives information as of December 31, 2003, about WGNB Corp. Common Stock that may be issued upon the exercise of options, warrants and rights under the Company’s 1994 and 2003 Incentive Stock Plans, which are the Company’s only outstanding equity compensation plan. The Company does not have any equity compensation plans that were not approved by its shareholders. The 1994 Incentive Stock Plan was approved by the Company’s Board of Directors and its shareholders in 1994. The 2003 Incentive Stock Plan was approved by the Company’s Board of Directors and its shareholders in 2003.

Number of securities remaining
	Number of securities to		available for future issuance
	be issued upon exercise	Weighted-average exercise	under equity compensation plans
	of outstanding options,	price of outstanding	(excluding securities
	warrants and rights	options, warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	134,003	$18.51	660,000 *

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	134,003	$18.51	660,000 *

* The only securities remaining available for future issuance are those under the 2003 Incentive Stock Plan. There are no additional securities available for future issuance under the 1994 Incentive Stock Plan.

Item 13. Certain Relationships and Related Transactions

     The information appearing under the caption “Nomination and Election of Directors — Certain Relationships and Related Transactions” in the 2004 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     The information appearing under the caption “Independent Public Accountants” in the 2004 Proxy Statement is incorporated herein by reference.

Item 15. Exhibits and Reports on Form 8-K

(a)(1) Financial Statements

     The following financial statements are filed with this Report:

Independent Auditors’ Report of Porter Keadle Moore, LLP

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Earnings for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

     Financial statement schedules have been omitted because they are not applicable or the required information has been incorporated in the consolidated financial statements and related notes.

(3)	The following exhibits are filed with this Report:

3.1		Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-SB filed June 14, 2000 (the “Form 10-SB”)).

3.2		Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Form 10-SB).

4.1		See exhibits 3.1 and 3.2 for provisions of Company’s Articles of Incorporation and Bylaws Defining the Rights of Shareholders.

4.2		Specimen certificate representing shares of Common Stock (Incorporated by reference to Exhibit 4.2 to the Form 10-SB).

4.3		Rights Agreement dated as of February 12, 1997 between the Company and SunTrust Bank, Atlanta (Incorporated by reference to Exhibit 4.3 to the Form 10-SB).

10.1	*	Employment Agreement dated as of September 10, 1996 between the Company and L. Leighton Alston (Incorporated by reference to Exhibit 10.1 to the Form 10-SB).

10.2	*	Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Form 10-SB).

10.3	*	Bonus and Stock Option Agreement dated as of May 11, 1993 between the Company and L. Leighton Alston (Incorporated by reference to Exhibit 10.3 to the Form 10-SB).

10.4	*	First Amendment to Bonus and Stock Option Agreement dated as of June 14, 1994 between the Company and L. Leighton Alston (Incorporated by reference to Exhibit 10.4 to the Form 10-SB).

10.5	*	Bonus and Stock Option Agreement dated as of June 14, 1994 between the Company and Richard A. Duncan (Incorporated by reference to Exhibit 10.5 to the Form 10-SB).

10.6	*	Bonus and Stock Option Agreement dated as of September 23, 1998 between the Company and H.B. Lipham, III (Incorporated by reference to Exhibit 10.6 to the Form 10-SB).

10.7	*	Bonus and Stock Option Agreement dated as of September 23, 1998 between the Company and W. Galen Hobbs, Jr. (Incorporated by reference to Exhibit 10.7 to the Form 10-SB).

10.8	*	Bonus and Stock Option Agreement dated as of September 23, 1998 between the Company and Steven J. Haack (Incorporated by reference to Exhibit 10.8 to the Form 10-SB).

10.9	*	Form of Election for Payment of Director Meeting Fees (Incorporated by reference to Exhibit 10.10 to the Form 10-SB).

10.10	*	Employment Agreement dated August 30, 2000 between the Company and Richard A. Duncan (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB filed February 21, 2001 (the “2000 Form 10-KSB”)

10.11	*	Employment Agreement dated August 31, 2000 between the Company and Steven J. Haack (Incorporated by reference to Exhibit 10.13 to the 2000 Form 10-KSB)

10.12	*	Employment Agreement dated August 31, 2000 between the Company and H.B. Lipham, III (Incorporated by reference to Exhibit 10.14 to the 2000 Form 10-KSB)

10.13	*	Employment Agreement dated August 31, 2000 between the Company and W. Galen Hobbs, Jr. (Incorporated by reference to Exhibit 10.15 to the 2000 Form 10-KSB)

10.14	*	Amendment to Employment Agreement dated May 30, 2002 between the Company and L. Leighton Alston (Incorporated by reference to Exhibit 10.1 to the Company’s Annual report on Form 10-Q filed August 13, 2002 (the “6/30/02 Form 10-Q”)

10.15	*	Amendment to Bonus and Stock Option Agreement dated June 17, 2002 between the Company and L. Leighton Alston (Incorporated by reference to Exhibit 10.2 to the 6/30/02 Form 10-Q)

10.16	*	Incentive Stock Option Agreement dated March 12, 2002 between the Company and L. Leighton Alston (Incorporated by reference to Exhibit 10.3 to the 6/30/02 Form 10-Q)

10.17.	*	Amendment to Employment Agreement dated April 11, 2002 between the Company and Richard A. Duncan (Incorporated by reference to Exhibit 10.4 to the 6/30/02 Form 10-Q)

10.18	*	Incentive Stock Option Agreement dated March 12, 2002 between the Company and Richard A. Duncan (Incorporated by reference to Exhibit 10.5 to the 6/30/02 Form 10-Q)

10.19	*	Amendment to Employment Agreement dated April 11, 2002 between the Company and H.B. Lipham, III (Incorporated by reference to Exhibit 10.6 to the 6/30/02 Form 10-Q)

10.20	*	Second Amendment to Bonus and Stock Option Agreement dated June 17, 2002 between the Company and H.B. Lipham, III (Incorporated by reference to Exhibit 10.7 to the 6/30/02 Form 10-Q)

10.21	*	Incentive Stock Option Agreement dated March 12, 2002 between the Company and H.B. Lipham, III (Incorporated by reference to Exhibit 10.8 to the 6/30/02 Form 10-Q)

10.22	*	Amendment to Employment Agreement dated April 11, 2002 between the Company and W. Galen Hobbs, Jr. (Incorporated by reference to Exhibit 10.9 to the 6/30/02 Form 10-Q)

10.23	*	Amendment to Bonus and Stock Option Agreement dated May 30, 2002 between the Company and W. Galen Hobbs, Jr. (Incorporated by reference to Exhibit 10.10 to the 6/30/02 Form 10-Q)

10.24	*	Incentive Stock Option Agreement dated March 12, 2002 between the Company and W. Galen Hobbs, Jr. (Incorporated by reference to Exhibit 10.11 to the 6/30/02 Form 10-Q)

10.25	*	Amendment to Employment Agreement dated April 11, 2002 between the Company and Steven J. Haack (Incorporated by reference to Exhibit 10.12 to the 6/30/02 Form 10-Q)

10.26	*	Amendment to Bonus and Stock Option Agreement dated April 26, 2002 between the Company and Steven J. Haack (Incorporated by reference to Exhibit 10.13 to the 6/30/02 Form 10-Q)

10.27	*	Incentive Stock Option Agreement dated March 12, 2002 between the Company and Steven J. Haack (Incorporated by reference to Exhibit 10.14 to the 6/30/02 Form 10-Q)

10/28	*	2003 Stock Incentive Plan (Incorporated by reference to Appendix A to 2004 Proxy Statement)

21		Subsidiary of WGNB Corp.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

     On October 7, 2003, the Company furnished a current report on Form 8-K to disclose under Item 12 the issuance of its press release announcing the Company’s results of operations for the quarterly period ended September 30, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WGNB CORP.

	By:	/s/ L. Leighton Alston

L. Leighton Alston, Chief Executive Officer
Date: March 4, 2004

     Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ L. Leighton Alston L. Leighton Alston, President, Chief Executive Officer and Director [Principal Executive Officer]	Date: March 4, 2004
/s/ Steven J. Haack Steven J. Haack, Secretary and Treasurer [Principal Financial and Accounting Officer]	Date: March 4, 2004
/s/ W. T. Green W. T. Green, Chairman of the Board	Date: March 4, 2004
Wanda W. Calhoun, Director	Date: March , 2004
/s/ Grady W. Cole Grady W. Cole, Director	Date: March 4, 2004
/s/ Richard A. Duncan Richard A. Duncan, Director	Date: March 4, 2004

L.G. (Jack) Joyner, Director	Date: March __, 2004
R. David Perry, Director	Date: March __, 2004
/s/ L. Richard Plunkett L. Richard Plunkett, Director	Date: March 4, 2004

Thomas E. Reeve, III, M.D., Director	Date: March __, 2004
/s/ Thomas T. Richards Thomas T. Richards, Director	Date: March 4, 2004
Oscar W. Roberts, III, Director	Date: March __, 2004
Frank T. Thomasson, III, Director	Date: March __, 2004
/s/ J. Thomas Vance J. Thomas Vance, Director	Date: March 4, 2004
/s/ Charles M. Willis, Sr. Charles M. Willis, Sr., Director	Date: March 4, 2004

WGNB CORP.

Consolidated Financial Statements

December 31, 2003 and 2002

(with Independent Accountants’ Report thereon)

Porter Keadle Moore, LLP

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
WGNB Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of WGNB Corp. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WGNB Corp. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years ended December 31, 2003, in conformity with auditing standards generally accepted in the United States of America.

Atlanta, Georgia
January 30, 2004

Certified Public Accountants

Suite 1800 • 235 Peachtree Street NE • Atlanta, Georgia 30303 • Phone 404-588-4200 • Fax 404-588-4222 • ww.pkm.com

WGNB CORP.

Consolidated Balance Sheets

December 31, 2003 and 2002

	2003	2002
Assets
Cash and due from banks, including reserve requirements of $100,000 each year	$15,564,312	16,963,822
Federal funds sold	11,671,486	30,703,388

Cash and cash equivalents	27,235,798	47,667,210
Securities available for sale	55,276,742	52,131,793
Securities held to maturity	4,250,000	3,500,000
Loans, net	292,564,759	269,212,860
Premises and equipment, net	6,762,895	5,959,767
Accrued interest receivable	1,939,028	2,027,228
Other assets	5,186,689	4,622,304

	$393,215,911	385,121,162

Liabilities and Stockholders’ Equity
Deposits:
Demand	$40,181,696	38,039,880
Interest bearing demand	138,337,540	123,831,459
Savings	11,215,937	9,031,153
Time	82,537,712	86,680,351
Time, over $100,000	31,043,295	41,143,025

Total deposits	303,316,180	298,725,868
Federal Home Loan Bank advances	45,000,000	45,000,000
Accrued interest payable	1,028,269	1,210,424
Other liabilities	1,782,200	1,664,919

Total liabilities	351,126,649	346,601,211

Commitments
Stockholders’ equity:
Common stock, $1.25 par value, 10,000,000 shares authorized; 3,306,452 and 3,306,733 shares issued and outstanding	4,133,065	4,133,416
Additional paid-in capital	5,287,947	5,367,172
Retained earnings	31,279,245	27,709,213
Accumulated comprehensive income	1,389,005	1,310,150

Total stockholders’ equity	42,089,262	38,519,951

	$393,215,911	385,121,162

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Earnings

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Interest income:
Interest and fees on loans	$20,448,355	20,863,583	23,218,171
Interest on federal funds sold	186,752	249,061	490,114
Interest on investment securities:
U.S. Government agencies	1,073,225	1,560,529	1,661,092
State, county and municipal	1,319,700	1,159,393	916,520
Other	514,357	464,123	262,426

Total interest income	23,542,389	24,296,689	26,548,323

Interest expense:
Interest on deposits:
Demand	954,060	1,487,148	2,398,878
Savings	53,579	94,811	227,721
Time	3,993,126	5,094,063	7,488,778
Interest on FHLB and other borrowings	2,526,780	2,048,130	1,953,643

Total interest expense	7,527,545	8,724,152	12,069,020

Net interest income	16,014,844	15,572,537	14,479,303
Provision for loan losses	350,000	483,340	910,500

Net interest income after provision for loan losses	15,664,844	15,089,197	13,568,803

Other income:
Service charges on deposit accounts	3,659,098	3,195,766	2,921,445
Mortgage origination fees	933,053	938,439	823,363
Gain on sale of securities available for sale	—	6,705	21,381
Miscellaneous	961,371	1,110,170	784,185

Total other income	5,553,522	5,251,080	4,550,374

Other expenses:
Salaries and employee benefits	7,625,750	7,186,935	6,504,486
Occupancy	1,809,859	1,646,537	1,555,737
Other operating	3,316,083	3,293,841	2,799,169

Total other expenses	12,751,692	12,127,313	10,859,392

Earnings before income taxes	8,466,674	8,212,964	7,259,785
Income taxes	2,679,824	2,668,299	2,470,664

Net earnings	$5,786,850	5,544,665	4,789,121

Net earnings per share	$1.75	1.71	1.55

Diluted net earnings per share	$1.72	1.69	1.52

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Net earnings	$5,786,850	5,544,665	4,789,121

Other comprehensive income, net of tax:
Unrealized gains on investment securities available for sale:
Unrealized gains arising during the period	119,477	1,403,646	692,076
Associated taxes	(40,622)	(477,240)	(262,712)
Reclassification adjustment for gain realized	—	(6,705)	(21,381)
Associated taxes	—	2,213	8,116

Other comprehensive income	78,855	921,914	416,099

Comprehensive income	$5,865,705	6,466,579	5,205,220

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2003, 2002 and 2001

	Common Stock		Additional		Accumulated
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2000	3,095,455	3,869,319	817,864	21,027,693	(27,863)	25,687,013
Cash dividends ($.55 per share)	—	—	—	(1,705,491)	—	(1,705,491)
Retirement of common stock	(2,466)	(3,083)	(52,282)	—	—	(55,365)
Exercise of stock options	6,260	7,825	39,687	—	—	47,512
Issuance of common stock in lieu of directors’ fees	1,106	1,383	24,055	—	—	25,438
Change in unrealized holding gain on securities available for sale, net of tax	—	—	—	—	416,099	416,099
Net earnings	—	—	—	4,789,121	—	4,789,121

Balance, December 31, 2001	3,100,355	3,875,444	829,324	24,111,323	388,236	29,204,327
Cash dividends ($.60 per share)	—	—	—	(1,946,775)	—	(1,946,775)
Retirement of common stock	(2,345)	(2,932)	(62,350)	—	—	(65,282)
Exercise of stock options	7,512	9,390	55,892	—	—	65,282
Common stock offering at $24 per share, net of offering cost of $33,546	200,000	250,000	4,516,454	—	—	4,766,454
Issuance of common stock in lieu of directors’ fees	1,211	1,514	27,852	—	—	29,366
Change in unrealized holding gain on securities available for sale, net of tax	—	—	—	—	921,914	921,914
Net earnings	—	—	—	5,544,665	—	5,544,665

Balance, December 31, 2002	3,306,733	$4,133,416	5,367,172	27,709,213	1,310,150	38,519,951
Cash dividends ($.67 per share)	—	—	—	(2,216,818)	—	(2,216,818)
Retirement of common stock	(5,847)	(7,309)	(147,224)	—	—	(154,533)
Exercise of stock options	4,651	5,814	40,228	—	—	46,042
Issuance of common stock in lieu of directors’ fees	915	1,144	27,771	—	—	28,915
Change in unrealized holding gain on securities available for sale, net of tax	—	—	—	—	78,855	78,855
Net earnings	—	—	—	5,786,850	—	5,786,850

Balance, December 31, 2003	3,306,452	$4,133,065	5,287,947	31,279,245	1,389,005	42,089,262

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net earnings	$5,786,850	5,544,665	4,789,121
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	1,078,280	1,060,285	778,023
Provision for loan losses	350,000	483,340	910,500
Change in deferred income taxes	86,768	(163,472)	(341,386)
Loss on sale of securities available for sale	—	(6,705)	(21,381)
(Gain) loss on sale of premises and equipment	(13,997)	7,851	(3,481)
Gain on settlement of interest rate swap	—	(252,950)	—
Loss (gain) on sale of other real estate	86,205	9,710	(15,286)
Change in:
Other assets	15,973	(254,145)	(1,111,019)
Other liabilities	(120,087)	(1,355,021)	1,461,519

Net cash provided by operating activities	7,269,992	5,073,558	6,446,610

Cash flows from investing activities:
Proceeds from sales of securities available for sale	—	6,498,385	1,080,000
Proceeds from maturities, calls and paydowns of securities available for sale	15,424,516	11,480,591	17,210,115
Purchases of securities available for sale	(18,664,899)	(14,135,073)	(32,675,694)
Purchase of securities held to maturity	(750,000)	(1,500,000)	(1,000,000)
Net change in loans	(24,547,649)	(20,526,228)	(25,484,898)
Proceeds from sales of premises and equipment	46,047	17,048	11,342
Purchases of premises and equipment	(1,698,547)	(426,370)	(1,321,684)
Capital expenditures for other real estate	—	(11,843)	(136,702)
Proceeds from sales of other real estate	155,250	157,730	489,283

Net cash used by investing activities	(30,035,282)	(18,445,760)	(41,828,238)

Cash flows from financing activities:
Net change in deposits	4,590,312	18,194,740	46,720,265
Federal Home Loan Bank advances	—	10,000,000	10,000,000
Proceeds from other borrowings	—	—	372,000
Repayment of other borrowings	—	(1,282,000)	(390,000)
Proceeds from settlement of interest rate swap	—	252,950	—
Change in federal funds purchased	—	—	(600,000)
Offering proceeds, net of offering cost	—	4,766,454	—
Dividends paid	(2,147,943)	(1,891,627)	(1,651,553)
Exercise of stock options	46,042	65,282	47,512
Retirement of common stock	(154,533)	(65,282)	(55,365)

Net cash provided by financing activities	2,333,878	30,040,517	54,442,859

Change in cash and cash equivalents	(20,431,412)	16,668,315	19,061,231
Cash and cash equivalents at beginning of year	47,667,210	30,998,895	11,937,664

Cash and cash equivalents at end of year	$27,235,798	47,667,210	30,998,895

WGNB CORP.

Consolidated Statements of Cash Flows, continued

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$7,709,700	9,409,115	11,932,926
Income taxes	$2,322,000	3,357,950	2,154,962
Non-cash investing and financing activities:
Transfer of loans to other real estate	$845,750	390,397	—
Change in unrealized gains on securities available for sale, net of tax	$78,855	921,914	416,099
Change in dividends payable	$(68,875)	(55,148)	(53,938)
Issuance of common stock to directors in lieu of directors’ fees Issuan	$28,915	29,366	25,438

See accompanying notes to consolidated financial statements.

WGNB CORP.

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

The following is a summary of the significant policies and procedures.

Basis of Presentation

The consolidated financial statements of WGNB Corp. (the “Company”) include the financial statements of its wholly owned subsidiary, West Georgia National Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The accounting and reporting policies of the Company, and the methods of applying these principles, conform with accounting principles generally accepted in the United States of America (GAAP) and with general practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and income and expenses for the year. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in an operating cycle of one year include, but are not limited to, the determination of the allowance for loan losses, the valuation of any real estate acquired in connection with foreclosures or in satisfaction of loans and valuation allowances associated with the realization of deferred tax assets which are based on future taxable income.

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

Income Taxes, continued

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

As of December 31, 2003 and 2002, the Company did not hold an interest rate swap position. As of December 31, 2001, the Company held an interest rate swap, which was entered into as a means of managing its interest rate risk and accounted for the hedge instrument as a fair value hedge. The interest rate swap contract, with a notional amount of $20,000,000, was used to hedge the Bank’s fixed rate interest risk related to its borrowing with the Federal Home Loan Bank. Under the interest swap contract, the Company received a fixed rate of 3.45% and paid at a rate of 90 day LIBOR which was 1.89% at December 31, 2001. During 2002, the Company recognized $252,950 in gains related to the settlement of the interest rate swap, which was reported as a component of other income.

Stock Compensation Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

Had compensation cost for the plan been determined based upon the fair value of the options at the grant dates, the Company’s net earnings and net earnings per share would have been reduced to the proforma amounts indicated below:

		2003	2002	2001
Net earnings	As reported	$5,786,850	5,544,665	4,789,121
	Proforma	$5,573,908	5,465,894	4,748,635
Net earnings per share	As reported	$1.75	1.71	1.55
	Proforma	$1.68	1.69	1.53
Diluted earnings per share	As reported	$1.72	1.69	1.52
	Proforma	$1.66	1.66	1.51

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

Stock Compensation Plans, continued

The fair value of each option is estimated on the date of grant using the Black-Scholes Model for 2003 and 2002 and the Minimum Value Model for 2001. The following weighted average assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yield of 2.40%, 2.40% and 2.00%, risk free interest rates of 4.27%, 4.14% and 5.00%, respectively, and an expected life of 10 years. Related to 2002 and 2001, we applied price volatilities of 29% and 25%, respectively. For disclosure purposes, the Company immediately recognized the expense associated with the option grants assuming that all awards will vest. The compensation expense included in the proforma results was determined based on the fair value of the option at the time of grant multiplied by the number of options granted net of tax effect.

Net Comprehensive Income

GAAP generally requires that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated balance sheets, such items along with net income, are components of comprehensive income. The Company presents comprehensive income in a separate consolidated statement of comprehensive income

Earnings Per Share

Earnings per common share are based on the weighted average number of common shares outstanding during the period. The effects of potential common shares outstanding during the period are included in diluted earnings per share. Stock options, which are described in note 10, are granted to key management personnel.

		Common	Per Share
For the Year Ended December 31, 2003	Net Earnings	Shares	Amount
Earnings per common share	$5,786,850	3,308,087	$1.75
Effect of dilutive stock options	—	48,893	(.03)

Diluted earnings per common share	$5,786,850	3,356,980	$1.72

		Common	Per Share
For the Year Ended December 31, 2002	Net Earnings	Shares	Amount
Earnings per common share	$5,544,665	3,243,849	$1.71
Effect of dilutive stock options	—	42,353	(.02)

Diluted earnings per common share	$5,544,665	3,286,202	$1.69

		Common	Per Share
For the Year Ended December 31, 2001	Net Earnings	Shares	Amount
Earnings per common share	$4,789,121	3,098,067	$1.55
Effect of dilutive stock options	—	45,986	(.03)

Diluted earnings per common share	$4,789,121	3,144,053	$1.52

New Accounting Standards

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. The provisions of FIN 46 are effective immediately for all variable interest entities created after January 31, 2003 and, for the first fiscal year or interim period beginning after June 15, 2003, for variable interest entities in which an enterprise holds variable interest in that it acquired before February 1, 2003. The Company does not have an interest in a variable interest entity and, therefore, the adoption of FIN 46 does not have an impact on the Company’s financial position or results of operations.

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

New Accounting Standards, continued

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”), which changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150, which is effective for interim periods beginning after June 15, 2003, requires that those instruments be classified as liabilities in statements of financial position. Since the Company has no such instrument, the adoption of SFAS 150 did not have an impact on the Company’s financial position or results of operations.

Reclassifications

Certain reclassifications have been made in the prior years consolidated financial statements to conform to the presentation used in 2003.

(2)	Investment Securities

Investment securities available for sale and held-to-maturity at December 31, 2003 and 2002 are summarized as follows:

Available for Sale	December 31, 2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agencies	$7,026,625	53,574	—	7,080,199
Mortgage-backed securities	16,398,266	492,122	47,714	16,842,674
State, county and municipals	28,089,647	1,495,022	9,583	29,575,086
Corporate bonds	1,657,651	121,132	—	1,778,783

	$53,172,189	2,161,850	57,297	55,276,742

	December 31, 2002
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agencies	$3,522,598	85,752	—	3,608,350
Mortgage-backed securities	20,811,410	771,173	—	21,582,583
State, county and municipals	24,161,148	1,075,984	22,820	25,214,312
Corporate bonds	1,686,405	40,143	—	1,726,548

	$50,181,56161	1,973,052	22,820	52,131,793793

Held to Maturity	December 31, 2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Trust preferred securities	$4,250,000	22,800	—	4,272,800

December 31, 2002
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Trust preferred securities	$3,500,000	101,400	—	3,601,400

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(2)	Investment Securities, continued

The amortized cost and estimated fair value of investment securities available for sale and held to maturity at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Available for Sale
U.S. Government agencies, state, county and municipals and corporate bonds:
Within 1 year	$2,743,882	2,763,718
1 to 5 years	7,470,917	7,763,691
5 to 10 years	8,676,144	9,015,080
After 10 years	17,882,980	18,891,579
Mortgage-backed securities	16,398,266	16,842,674

	$53,172,189	55,276,742

Held to Maturity
Trust preferred securities:
After 10 years	$4,250,000	4,272,800

The following is a summary of the fair values of securities that have market losses as of December 31, 2003. The Company has determined that the decline in fair value below the amortized cost basis is temporary for purposes promulgated by Statement of Financial Accounting Standards No. 115 -— Accounting for Certain Debt and Equity Securities since there are no securities with losses for a twelve month period.

	December 31, 2003
	Less Than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
U.S. Government agencies	$—	—	—	—
Mortgage-backed securities	3,369,392	47,714	—	—
State, county and municipals	1,285,300	9,583	—	—
Corporate bonds	—	—	—	—
Trust preferred securities	—	—	—	—

	$4,654,692	57,297	—	—

At December 31, 2003, all unrealized losses in the investment securities portfolio related to debt securities. The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary. From the December 31, 2003 tables above, 4 out of 88 securities issued by state and political subdivisions contained unrealized losses and 4 out of 71 securities issued by U.S. Government agencies and Government sponsored corporations, including mortgage-backed securities, contained unrealized losses. These unrealized losses are considered temporary because of acceptable investment grades on each security and the repayment sources of principal and interest are government backed.

Proceeds from sales of securities available for sale during 2003, 2002 and 2001 were $0, $6,498,385 and $1,080,000, respectively, with the following gains and losses recognized:

	2003	2002	2001
Gross gains	$—	6,705	21,831
Gross losses	$—	—	—

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(2)	Investment Securities, continued

Investment securities with a fair value of approximately $53,473,000 and $47,217,000 as of December 31, 2003 and 2002, respectively, were pledged to secure public deposits, as required by law, and for other purposes.

(3)	Loans

Major classifications of loans at December 31, 2003 and 2002 are summarized as follows:

	2003	2002
Commercial, financial and agricultural	$31,219,230	34,821,174
Real estate - mortgage	180,991,556	153,572,374
Real estate - construction	68,207,499	68,817,967
Consumer	16,079,558	16,259,910

	296,497,843	273,471,425
Less: Unearned interest	453,718	486,889
Allowance for loan losses	3,479,366	3,771,676

	$292,564,759	269,212,860

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

Changes in the allowance for loan losses for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Balance, beginning of year	$3,771,676	3,720,206	2,919,812
Provision for loan losses	350,000	483,340	910,500
Loans charged off	(789,544)	(694,566)	(199,720)
Recoveries	147,234	262,696	89,614

Balance, end of year	$3,479,366	3,771,676	3,720,206

(4)	Premises and Equipment

Major classifications of premises and equipment at December 31, 2003 and 2002 are summarized as follows:

	2003	2002
Land	$1,188,765	1,134,599
Buildings and improvements	6,350,989	5,833,246
Furniture and equipment	5,842,829	5,313,252

	13,382,583	12,281,097
Less: Accumulated depreciation	(6,619,688)	(6,321,330)

	$6,762,895	5,959,767

Depreciation expense amounted to $863,369, $748,049 and $700,825 in 2003, 2002 and 2001, respectively.

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(5)	Time Deposits

At December 31, 2003 the scheduled maturities of time deposits are as follows:

2004	$77,745,087
2005	16,168,154
2006	11,454,628
2007	4,944,910
2008	3,268,228

$113,581,007

(6)	Lines of Credit

The Bank has lines of credit for overnight borrowings of $11,000,000 at December 31, 2003 and 2002. The Bank also has a line of credit with the Federal Home Loan Bank of Atlanta (FHLB) totaling $56,660,000 and $53,940,000 at December 31, 2003 and 2002, respectively. Advances on the FHLB line of credit are subject to available collateral of the Bank. At December 31, 2003 and 2002, the Bank had advances outstanding from the FHLB amounting to $45,000,000 representing the following advances requiring quarterly interest payments:

	Interest	Current			Early Conversion
Advance	Basis	Rate	Maturity	Call Date	Option
					May 2006,
$10,000,000	Fixed	5.49%	May 2011	May 2006	3 month LIBOR
$ 5,000,000	Fixed	6.14%	December 2004	—	—
$ 5,000,000	Fixed	7.07%	May 2005	—	—
$10,000,000	Fixed	6.16%	July 2005	—	—
$ 5,000,000	Fixed	5.44%	February 2008	—	—
					September 2007,
$10,000,000	Fixed	3.37%	September 2012	September 2007	3 month LIBOR

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

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(7)	Commitments, continued

In most cases, the Company requires collateral to support financial instruments with credit risk. The following table summarizes the off balance sheet financial instruments as of December 31, 2003 and 2002:

	Approximate
	Contractual Amount
	2003	2002
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$51,587,000	40,842,000
Standby letters of credit	2,402,000	1,658,000

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

In 1996, the Board of Directors approved a Stock Repurchase Plan of up to $2,000,000 of the Company’s common stock currently outstanding. During 2001, the Board of Directors approved an additional $1,000,000 to be used for the Stock Repurchase Plan. The Company retired 5,847 shares of common stock during 2003. At December 31, 2003, the Company had $1,323,897 remaining to reacquire shares under the Stock Repurchase Plan.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2003, that the Company and the Bank met all capital adequacy requirements to which it is subject.

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(9)	Regulatory Matters, continued

As of December 31, 2003 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category. Presented below are the Company’s and the Bank’s actual capital amounts and ratios.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in 000's)		(in 000's)		(in 000's)
As of December 31, 2003:
Total Capital (to Risk Weighted Assets)
Consolidated	$43,280	14%	≥24,640	≥8%	N/A	N/A
Bank	$39,280	13%	≥24,597	≥8%	≥30,747	≥10%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$39,801	13%	≥12,320	≥4%	N/A	N/A
Bank	$35,801	12%	≥12,299	≥4%	≥18,448	≥6%
Tier I Capital (to Average Assets)
Consolidated	$39,801	10%	≥15,474	≥4%	N/A	N/A
Bank	$35,801	9%	≥15,414	≥4%	≥19,267	≥5%
As of December 31, 2002:
Total Capital (to Risk Weighted Assets)
Consolidated	$40,697	14%	≥22,889	≥8%	N/A	N/A
Bank	$35,424	13%	≥22,812	≥8%	≥28,515	≥10%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$37,210	13%	≥11,445	≥4%	N/A	N/A
Bank	$31,949	12%	≥11,406	≥4%	≥17,109	≥6%
Tier I Capital (to Average Assets)
Consolidated	$37,210	9%	≥15,149	≥4%	N/A	N/A
Bank	$31,949	8%	≥15,115	≥4%	≥18,894	≥5%

Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions are based on the level of regulatory classified assets, the prior years’ net earnings, and the ratio of equity capital to total assets. At December 31, 2003 the Bank could pay approximately $7,168,000 in dividends without obtaining prior regulatory approval.

(10)	Incentive Stock Option Plan

Under the January 11, 1994 Incentive Stock Option Plan (the “1994 Plan”) the Company may grant options to certain key officers to acquire shares of common stock of the Company at the then fair value, with the number of shares to be determined annually by agreed upon formulas. A total of 160,000 shares of common stock were reserved for possible issuance under the 1994 plan. At December 31, 2003, the Company had distributed all the remaining options available for awards under the 1994 Plan. The options may not be exercised prior to five years from the date of grant and are exercisable no later than ten years from that date. No compensation cost has been recognized for the stock options.

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(10)	Incentive Stock Option Plan, continued

On April 8, 2003 the shareholders approved the WGNB Corp. 2003 Stock Incentive Plan (the “2003 Plan”). Under the 2003 Plan the Company may grant options to certain key officers to acquire shares of common stock of the Company at the then fair value for incentive stock options and no less than 85% of the fair value for nonqualified stock options, with the number of shares to be determined annually by agreed upon formulas. A total of 660,000 shares of common stock were reserved for possible issuance under the 2003 Plan with a maximum of 350,000 shares to be issued under nonqualified stock option grants. At December 31, 2003, the Company had distributed none of the options available for awards under the 2003 Plan. The options under the 2003 Plan were to be distributed commencing in the 2004 fiscal year and will terminate February 11, 2013 unless previously terminated by the Board of Directors or when the shares approved under the plan have been distributed. The options may be exercised by the participants under a vesting period of five years ratably at 20% per year. The options are exercisable no later than ten years after the date of grant. No compensation cost has been recognized for the stock options.

A summary status of the Company’s stock option plan as of December 31, 2003, 2002 and 2001, and changes during the years ending on those dates, is presented below:

	2003		2002		2001
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	100,358	$15.57	96,279	$13.75	88,049	$12.04
Awarded during the year	39,734	$24.99	17,272	$24.00	14,490	$22.50
Forfeited during the year	—	—	(5,681)	$19.59	—	—
Exercised during the year	(4,651)	$9.90	(7,512)	$8.69	(6,260)	$7.59

Outstanding, end of year	135,442	$18.53	100,358	$15.57	96,279	$13.75

Options exercisable at year end	48,739		36,792		23,220

Weighted average fair value of options granted during the year		$8.12		$6.91		$4.40

          The following information applies to all options outstanding at December 31, 2003:

Number of options
Range of outstanding options	Outstanding
$7.22 - 7.25	17,781
$9.22 - 13.00	30,958
$20.00 - 24.99	86,703

135,442

Weighted average remaining contractual life (years)	6.06

(11)	Defined Contribution Plan

The Company began a qualified retirement plan pursuant to Internal Revenue Code Section 401(k) in 1996 covering substantially all employees subject to certain minimum age and service requirements. Contribution to the plan by employees is voluntary. During 2003, 2002 and 2001, the Company matched 100% of the participants’ contributions up to 6% of the participants’ salaries which is limited to the annual 401(k) contribution limits. The Company also made discretionary contributions to the plan in 2003, 2002 and 2001 of 5% of participants’ salaries. Contributions to the plan charged to expense during 2003, 2002 and 2001 were $433,505, $366,148 and $365,993, respectively.

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(12)	Income Taxes

The components of the provision for income taxes in the consolidated statements of earnings for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Current:
Federal	$2,251,444	2,571,959	2,518,696
State	341,612	259,812	293,354
Deferred:
Federal	75,351	(145,490)	(305,772)
State	11,417	(17,982)	(35,614)

Total	$2,679,824	2,668,299	2,470,664

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

	2003	2002	2001
Pretax income at statutory rates	$2,878,670	2,790,917	2,468,327
Add (deduct):
Tax-exempt interest income	(390,578)	(331,773)	(268,094)
State taxes, net of federal effect	85,394	180,054	223,384
Non-deductible interest expense	7,965	28,636	39,909
Other	98,373	465	7,138

	$2,679,824	2,668,299	2,470,664

The following summarizes the net deferred tax asset, which is included as a component of other assets, at December 31, 2003 and 2002.

	2003	2002
Deferred income tax assets:
Allowance for loan losses	$1,174,257	1,285,218
Other real estate owned	149,138	84,688
Other	65,620	82,962

Total gross deferred income tax assets	1,389,015	1,452,868

Deferred income tax liabilities:
Premises and equipment	(357,219)	(335,070)
Net unrealized gain on securities available for sale	(714,812)	(661,626)
Other	(2,816)	(2,050)

Total gross deferred income tax liabilities	(1,074,847)	(998,746)

Net deferred income tax asset	$341,168	454,122

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(13)	Related Party Transactions

The Bank conducts transactions with directors and executive officers, including companies in which they have beneficial interests, in the normal course of business. It is the Bank’s policy to comply with federal regulations that require that loan transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time made for comparable loans to other persons. The following summary reflects activity for related party loans for 2003:

Beginning balance	$5,433,407
New loans	7,591,585
Repayments	(8,938,689)
Change in related parties	657,774

Ending balance	$4,744,077

At December 31, 2003, deposits from directors, executive officers, and their related interests totaled approximately $10,500,000.

(14)	Other Operating Expenses

Components of other operating expenses which exceed 1% of total interest income and other income are as follows:

	2003	2002	2001
Professional fees	$408,457	521,305	355,018
Software licensing fee	$—	323,654	256,712

(15)	Fair Value of Financial Instruments

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

The carrying amount and estimated fair values of the Company’s financial instruments at December 31, 2003 and 2002 are as follows:

	2003		2002
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$27,235,798	27,235,798	47,667,210	47,667,210
Securities available for sale	$55,276,742	55,276,742	52,131,793	52,131,793
Securities held to maturity	$4,250,000	4,272,800	3,500,000	3,601,400
Loans, net	$292,564,759	293,298,157	269,212,860	270,684,750
Liabilities:
Deposits	$303,316,180	304,808,281	298,725,868	301,439,155
Federal Home Loan Bank advances	$45,000,000	47,852,386	45,000,000	49,035,029

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(16)	WGNB Corp. (Parent Company Only) Financial Information

Balance Sheets

December 31, 2003 and 2002

	2003	2002
Assets
Cash	$4,103,581	5,047,181
Investment in Bank	37,163,669	33,238,343
Securities available for sale	663,095	672,000
Securities held to maturity	750,000	—
Other assets	87,380	297,656

	$42,767,725	39,255,180

Liabilities and Stockholders’ Equity
Dividends payable	$583,924	515,049
Other liabilities	94,539	220,180

Total liabilities	678,463	735,229
Stockholders’ equity	42,089,262	38,519,951

	$42,767,725	39,255,180

Statements of Earnings

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Dividends from Bank	$2,216,517	1,946,290	1,954,115
Other income	20,500	60,637	82,338
Other expense	(26,295)	(51,332)	(157,314)

Earnings before equity in undistributed earnings of subsidiaries	2,210,722	1,955,595	1,879,139
Equity in undistributed earnings (loss) of WGCS	—	(22,803)	23,739
Equity in undistributed earnings of Bank	3,576,128	3,611,873	2,886,243

Net earnings	$5,786,850	5,544,665	4,789,121

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(16)	WGNB Corp. (Parent Company Only) Financial Information, continued

Statements of Cash Flows

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net earnings	$5,786,850	5,544,665	4,789,121
Adjustments to reconcile net earnings to net cash provided by operating activities:
Accretion on securities available for sale	11,534	6,440	—
Loss on sale of other real estate	54,269	—	—
Equity in undistributed earnings of Bank	(3,576,128)	(3,611,873)	(2,886,243)
Equity in undistributed earnings of WGCS	—	22,803	(23,739)
Change in other assets	(8,540)	(131,488)	(11,904)
Change in other liabilities	18,462	189,015	37,645

Net cash provided by operating activities	2,286,447	2,019,562	1,904,880

Cash flows from investing activities:
Capital infusion to bank	(275,253)	—	—
Net assets transferred from WGCS	—	91,895	—
Purchase of securities held to maturity	(750,000)	(647,672)	—
Proceeds from paydowns of securities available for sale	6,684	—	—
Proceeds from sale of real estate owned	44,956	—	—

Net cash used by investing activities	(973,613)	(555,777)	—

Cash flows from financing activities:
Proceeds from borrowings	—	—	372,000
Payments on borrowings	—	(1,282,000)	(390,000)
Loan to WGCS	—	—	(372,000)
Payments received from WGCS	—	1,282,000	390,000
Offering proceeds, net of offering cost	—	4,766,454	—
Dividends paid	(2,147,943)	(1,891,627)	(1,651,553)
Exercise of stock options	46,042	65,282	47,512
Retirement of common stock	(154,533)	(65,282)	(55,365)

Net cash (used) provided by financing activities	(2,256,434)	2,874,827	(1,659,406)

(Decrease) increase in cash	(943,600)	4,338,612	245,474
Cash at beginning of year	5,047,181	708,569	463,095

Cash at end of year	$4,103,581	5,047,181	708,569

Supplemental disclosure of non-cash financing activities:
Change in dividends payable	$(68,875)	(55,148)	(53,938)
Changes in unrealized gains on securities available for sale, net of tax, of Bank	$78,855	921,914	416,099
Issuance of common stock to directors in lieu of directors’ fees	$28,915	29,366	25,438
Transfer of assets from WGCS to the Company	$—	155,940	—