Form 10-Q
period 2004-03-31
WGNB CORP
filed 2004-05-10
CIK 1115568

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 000-30805

WGNB CORP.

(Exact name of registrant as specified in its charter)

Georgia	58-1640130

(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 10, 2004

Common Stock, $1.25 par value	3,307,123

WGNB CORP.

Part I — Financial Information

Item 1. Financial Statements

     The unaudited financial statements of WGNB Corp. (the “Company”) are set forth on the following pages. All adjustments have been made which, in the opinion of management, are necessary in order to make the financial statements not misleading.

WGNB CORP.

Consolidated Balance Sheets

As of March 31, 2004 and December 31, 2003
(unaudited)

	March 31,	December 31,
	2004	2003
Assets
Cash and cash due from banks, including reserve requirements Of $100,000	$14,339,605	15,564,312
Federal funds sold	14,166,155	11,671,486

Cash and cash equivalents	28,505,760	27,235,798
Securities available for sale	55,311,816	55,276,742
Securities held to maturity	4,750,000	4,250,000
Loans, net	315,694,774	292,564,759
Premises and equipment, net	6,611,497	6,762,895
Accrued interest receivable	1,954,349	1,939,028
Other assets	6,172,668	5,186,689

	$419,000,864	393,215,911

Liabilities and Stockholders’ Equity
Deposits:
Demand	$41,784,919	40,181,696
Interest bearing demand	137,877,460	138,337,540
Savings	11,462,150	11,215,937
Time	89,950,113	82,537,712
Time, over $100,000	35,789,158	31,043,295

Total deposits	316,863,800	303,316,180
Federal Home Loan Bank advances	55,000,000	45,000,000
Accrued interest payable	1,061,261	1,028,269
Other liabilities	2,842,656	1,782,200

Total liabilities	375,767,717	351,126,649

Commitments
Stockholders’ equity:
Common stock, $1.25 par value, 10,000,000 shares authorized; 3,307,123 and 3,306,452 shares issued and outstanding	4,133,904	4,133,065
Additional paid-in capital	5,292,868	5,287,947
Retained earnings	31,986,546	31,279,245
Accumulated comprehensive income	1,819,829	1,389,005

Total stockholders’ equity	43,233,147	42,089,262

	$419,000,864	393,215,911

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Earnings

For the Three Months Ended March 31, 2004 and 2003
(unaudited)

	For the Three Months
	Ended March 31,
	2004	2003
Interest income:
Interest and fees on loans	$5,118,896	5,047,958
Interest on federal funds sold	24,907	79,214
Interest on investment securities:
U.S. Government agencies	263,689	307,199
State, county and municipal	348,382	325,710
Other	144,296	147,883

Total interest income	5,900,170	5,907,964

Interest expense:
Interest on deposits:
Demand	259,246	268,334
Savings	10,290	18,312
Time	829,344	1,110,362
Interest on FHLB and other borrowings	654,734	608,875

Total interest expense	1,753,614	2,005,883

Net interest income	4,146,556	3,902,081
Provision for loan losses	150,000	75,000

Net interest income after provision for loan losses	3,996,556	3,827,081

Other income:
Service charges on deposit accounts	953,713	838,447
Mortgage origination fees	127,240	241,913
Miscellaneous	281,957	244,251

Total other income	1,362,910	1,324,611

Other expenses:
Salaries and employee benefits	1,950,073	1,843,005
Occupancy	506,405	409,589
Other operating	991,504	940,203

Total other expenses	3,447,982	3,192,797

Earnings before income taxes	1,911,484	1,958,895
Income taxes	600,633	603,861

Net earnings	$1,310,851	1,355,034

Basic earnings per share	$.40	.41

Diluted earnings per share	$.39	.40

Dividends declared per share	$.18	.16

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2004 and 2003
(unaudited)

	For the Three Months
	Ended March 31,
	2004	2003
Net earnings	$1,310,851	1,355,034
Other comprehensive income, net of tax:
Unrealized gains on investment securities available for sale:
Unrealized gains arising during the period	652,764	211,583
Associated taxes	(221,940)	(71,938)

Other comprehensive income	430,824	139,645

Comprehensive income	$1,741,675	1,494,679

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2004 and 2003

	For the Three Months
	Ended March 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$1,310,851	1,355,034
Adjustments to reconcile net earnings to net cash Provided by operating activities:
Depreciation, amortization and accretion	279,817	247,270
Provision for loan losses	150,000	75,000
Gain on sale of premises and equipment	(3,430)	—
Loss on sale of other real estate owned	44,447	—
Change in:
Other assets	(1,302,135)	(64,303)
Other liabilities	1,070,641	845,329

Net cash provided by operating activities	1,550,191	2,458,330

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	4,112,173	3,454,080
Purchases of securities available for sale	(3,540,300)	(4,923,868)
Purchases of securities held to maturity	(500,000)	(500,000)
Net change in loans	(23,385,183)	(12,161,590)
Purchases of premises and equipment	(82,602)	(640,039)
Proceeds from the sale of premises and equipment	3,430	—
Proceeds from the sale of other real estate owned	139,616	—

Net cash used by investing activities	(23,252,866)	(14,771,417)

Cash flows from financing activities:
Net change in deposits	13,547,620	2,106,893
Increase in borrowings	10,000,000	—
Dividends paid	(580,743)	(513,717)
Exercise of stock options	28,760	46,045
Retirement of common stock	(23,000)	(46,045)

Net cash provided by financing activities	22,972,637	1,593,176

Change in cash and cash equivalents	1,269,962	(10,719,911)
Cash and cash equivalents at beginning of period	27,235,798	47,667,210

Cash and cash equivalents at end of period	$28,505,760	36,947,299

See accompanying notes to consolidated financial statements.

WGNB CORP.
Consolidated Statements of Cash Flows, continued

For the Three Months Ended March 31, 2004 and 2003
(unaudited)

	For the Three Months
	Ended March 31,
	2004	2003
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,720,622	1,913,547
Income taxes	88,000	60,000
Non-cash investing and financing activities:
Transfer of loans to other real estate	105,168	—
Change in unrealized gains (losses) on securities available for sale, net of tax	430,824	139,645
Change in dividends payable	22,807	15,829

     See accompanying notes to consolidated financial statements.

WGNB Corp.

Notes to Consolidated Financial Statements

NOTE (1) — BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of WGNB Corp. (the “Company”) and its wholly-owned subsidiary, West Georgia National Bank (the “Bank”). All significant inter-company accounts have been eliminated in consolidation. In some cases, certain prior period amounts have been reclassified to conform with current year presentation.

     The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company’s financial position as of March 31, 2004, and the results of its operations and its cash flows for the three-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with consolidated financial statements and the related notes and the report of independent accountants included in the Company’s filing on Form 10-K which included the results of operations for the years ended December 31, 2003, 2002 and 2001.

NOTE (2) — NET EARNINGS PER SHARE

     Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

     Reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the quarter ended March 31, 2004 and March 31, 2003 are as follows:

	For the three months ended March 31, 2004
			Earnings
	Net Earnings	Common Shares	per Share
Basic earnings per share	$1,310,851	3,306,793	$.40
Effect of dilutive securities — Stock Options	—	50,594	.01

Diluted earnings per share	$1,310,851	3,357,387	$.39

	For the three months ended March 31, 2003
			Earnings
	Net Earnings	Common Shares	per Share
Basic earnings per share	$1,355,034	3,307,296	$.41
Effect of dilutive securities — Stock Options	—	44,237	.01

Diluted earnings per share	$1,355,034	3,351,533	$.40

WGNB Corp.

Notes to Consolidated Financial Statements, continued

NOTE (3) — STOCK COMPENSATION PLANS

     SFAS No. 123, “Accounting for Stock-Based Compensation”, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided proforma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. Had compensation cost for the plan been determined based upon the fair value of the options at the grant dates, the Company’s net earnings per share for the quarters ended March 31, 2004 and 2003 would have been reduced to the proforma amounts indicated below:

		2004	2003
Net earnings	As reported	$1,310,851	1,355,034
	Proforma	$1,216,097	1,205,320
Net earnings per share	As reported	$.40	.41
	Proforma	$.37	.36
Diluted earnings per share	As reported	$.39	.40
	Proforma	$.36	.36

     The fair value of each option is estimated on the date of the grant using the Black-Scholes Model. The following weighted average assumptions were used for grants in 2004 and 2003, respectively: dividend yield of 2.43% and 2.41%, risk free interest rates of 4.12% and 3.90%, respectively, and an expected life of 10 years. For disclosure purposes, the Company immediately recognized the expense associated with the option grants assuming that all awards will vest. The compensation expense included in the proforma results was determined based on the fair value of the option at the time of grant multiplied by the number of options granted net of tax effect.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

     The following analysis compares WGNB Corp.’s results of operations for the three month periods ended March 31, 2004 and 2003 and reviews important factors affecting WGNB Corp.’s financial condition at March 31, 2004, compared to December 31, 2003. These comments should be read in conjunction with the Company’s consolidated financial statements and accompanying notes appearing in this report.

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

     •      the matters described under Part I, Item 1, Business — Business Risks of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The Company cautions that the foregoing list of important factors is not exclusive. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

Critical Accounting Policies

     The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. These significant accounting policies are described in the notes to the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “Notes”). Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers these accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying value of assets and liabilities and the results of operations of the Company. All accounting policies are important, and all policies described in Notes should be reviewed for a greater understanding of how the Company’s financial performance is recorded and reported.

     The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio. Calculation of the allowance for loan losses is a critical accounting estimate due to the significant judgment, assumptions and estimates related to the amount and timing of estimated losses, consideration of current and historical trends and the amount and timing of cash flows related to impaired loans. Please refer to the section of the Company’s Annual Report on 10-K for the year ended December 31, 2003 entitled “Balance Sheet Overview — Provision and Allowance for Possible Loan and Lease Losses” and Note 1 and Note 3 to the Notes for a detailed description of the Company’s estimation processes and methodology related to the allowance for loan losses.

Results of Operations

Overview

     Net earnings for the three months ended March 31, 2004 was $1,310,851, which represented a decrease of $44,000, or 3.2 percent, when compared to the three months ended March 31, 2003. Comparing the first quarter of 2004 to the first quarter of 2003, the decrease in earnings has several components. Net interest income increased $244,000, or 6.2 percent, comparing the two first quarter periods. However, the provision for loan losses doubled (from $75,000 to $150,000) in the first quarter of 2004 from the first quarter of 2003. While total non-interest income increased by $38,000, or 2.9 percent, mortgage fee income decreased $115,000, or 47 percent, comparing the first quarter 2004 to 2003. In addition, non-interest expense increased $255,000, or 8.0 percent, comparing the same two periods. Each of these components is discussed in detail in the following narrative.

Net Interest Income

     The net interest margin for the Company has increased since 2003. While year to date earning asset yields have stabilized in 2004 (6.61 percent in 2004 and 6.64 percent in 2003) after a 24 month decline, the year to date cost of funds has decreased by thirty basis points (2.03 percent in 2004 and 2.33 percent in 2003). The net interest margin for the first quarter of 2004 was 4.70 percent, compared to 4.44 percent for the first quarter of 2003. Despite continued low interest rates, the Bank’s interest margin has actually increased. Management recognized the potential impact of a prolonged low rate environment in 2001 and actively managed the balance sheet to minimize interest rate risk. Net interest income increased by $244,000 from the first quarter ended March 31, 2003 compared to the same period in 2004. This increase is primarily attributable to a decrease in interest expense of $252,000. Most of that reduction is attributable to interest expense on time deposits. As time deposits matured, they repriced downward to be reflective of lower market rates. By way of comparison, the year to date average cost of time deposits through the first quarter of 2004 was 2.89 percent and the year to date average cost of time deposits in the first quarter of 2003 was 3.49 percent, almost one hundred basis points higher.

     The year to date yield on earning assets has decreased by only three basis points comparing the two first quarter periods. The earning asset mix has shifted from 23 percent investment securities and 77 percent loans in 2003 to 19 percent investment securities and 81 percent loans in 2004. This will have the effect of increasing the yield on earning assets as loans traditionally carry higher yields than investment securities. The year to date average balance of loans has increased by $24 million, or 8.6 percent, from the first quarter ended March 31, 2003 to the same period in 2004. During that same time period, the year to date average balance of investment securities including federal funds sold has declined $16 million, or 19 percent. Management is currently attempting to position the Bank’s balance sheet to benefit from anticipated future increases in interest rates by, to the extent possible, lengthening the repricing ability of liabilities and shortening the repricing ability of assets. A prolonged low interest rate environment is expected to have a detrimental impact on the net interest margin as loan and investment yields decline and the cost of funds reaches an economic floor.

Non-Interest Income and Expense

     Non-interest income increased by $38,000, or 2.9 percent, when comparing the first quarter of 2004 to first quarter of 2003. Service charges on deposit accounts increased by $115,000, mortgage origination fees decreased by $115,000 and other income increased by $38,000. Service charge income, which includes overdraft charges, remains good and is attributable to collection efforts. Mortgage origination volume has decreased since refinance volume has subsided. In the first quarter of 2003, the Bank was in the middle of a resurgence of refinance activity caused by a reduction in mortgage rates. Since the last half of 2003, however, mortgage origination activity has slowed as reflected in the 2004 results.

     When comparing non-interest expense for the three month periods ended March 31, 2004 and 2003, there was a

$255,000, or 8.0 percent, increase. That increase was made up of a $107,000, or 5.8 percent, increase in salaries and benefits which was attributable to increases in salaries and bonuses for existing officers and employees, an increase in fulltime equivalent employees and higher benefits costs associated with health insurance. Occupancy expense in the first quarter of 2004 increased $97,000 when compared to the first quarter of 2003. The increase in occupancy expense was attributable primarily to increased depreciation expense, an expected result of the main office and branch upgrades which were placed in service in the middle of 2003. In addition, the Bank elected to perform other repairs and maintenance in the first quarter of 2004 which normally would have been deferred until later in the year. Other operating expense increased approximately $51,000 from the first quarter of 2003 to the first quarter of 2004. This increase was primarily attributable to professional services and legal fees associated with the management change that occurred in the first quarter of 2004 and disclosed in Part II, Item 5 of this report.

Income Taxes

     Income tax expense for the first three months of each year was $601,000 in 2004, and $604,000 in 2003. The effective tax rates for each of the periods ended March 31, 2004 and 2003 were 31.4 percent and 30.8 percent, respectively.

Provision and Allowance for Loan Losses

     The adequacy of the allowance for loan losses is determined through management’s informed judgment concerning the amount of risk inherent in the Bank’s loan and lease portfolios. This judgment is based on such factors as the change in levels of non-performing and past due loans and leases, historical loan loss experience, borrowers’ financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions. The allowance for loan losses at March 31, 2004 was $3.6 million, or 1.13 percent of total loans, compared to $3.5 million, or 1.18 percent of total loans, at December 31, 2003. Management believes that the allowance for loan losses is adequate to absorb possible loss in the loan portfolio.

Non-Performing Assets and Past Due Loans

     Non-performing assets, comprised of real estate owned, non-accrual loans and loans for which payments are more than 90 days past due, totaled $2.4 million at March 31, 2004, compared to $2.4 million at December 31, 2003. Non-performing assets as a percentage of total loans and real estate owned at March 31, 2004 and December 31, 2003 were 0.74 percent and 0.79 percent, respectively.

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

Financial Condition

Overview

     Total assets were $419 million at March 31, 2004 representing an increase of $26 million, or 6.6 percent, from December 31, 2003. During this same time period total loans increased $23 million, or 7.9 percent, total deposits increased $14 million, or 4.5 percent, and borrowings increased $10 million, or 22 percent. Loan production has increased in the first quarter of 2004 after falling off in 2003. The first quarter 2004 loan production was funded with increased deposits, borrowings and existing balance sheet liquidity.

Assets and Funding

     At March 31, 2004, earning assets totaled $394 million, an increase of $26 million, or 7.0 percent, from December 31, 2003. The mix of interest earning assets has changed slightly since the end of 2003. Loans comprised 81 percent, investment securities comprised 15 percent, and federal funds comprised 4 percent of earning assets at March 31, 2004. Total loans, investments and federal funds, each expressed as a percentage of earning assets, were 80 percent, 17 percent and 3 percent, respectively, at December 31, 2003.

     At March 31, 2004, interest-bearing liabilities increased $22 million, or 7.1 percent, when compared to

December 31, 2003. Interest-bearing demand accounts increased only marginally while time deposits increased by $12 million and borrowings increased by $10 million. Federal Home Loan Bank advances increased to $55 million in the first quarter of 2004 as the Bank funded its loan growth. At March 31, 2004, deposits represented 83 percent and Federal Home Bank advances represented 17 percent of interest-bearing liabilities compared to 85 percent and 15 percent, respectively, as of December 31, 2003.

Liquidity and Capital Resources

     Net cash provided by operating activities totaled $1.6 million for the three months ended March 31, 2004. Net cash used by investing activities totaled $23.3 million which consisted primarily of a $23.4 million increase in loans. Net cash provided by financing activities totaled $23.0 million for the three months ended March 31, 2004, which primarily consisted of a $13.5 million increase in deposits and a $10 million increase in borrowings. The net increase in cash and cash equivalents for the year to date at March 31, 2004 was $1.3 million.

     Total stockholders’ equity at March 31, 2004 was 10.3 percent of total assets, down slightly from 10.7 percent at December 31, 2003. Total stockholders’ equity increased by $1.1 million due to current year retained earnings and an increase in accumulated comprehensive income attributable to increased unrealized gains on the available for sale investment portfolio.

     At March 31, 2004, WGNB Corp. was in compliance with various regulatory capital requirements administered by federal and state banking agencies. The following is a table representing WGNB Corp.’s consolidated Tier-1, tangible capital, and risk-based capital:

March 31, 2004
	Actual		Required		Excess
	Amount	%	Amount	%	Amount	%
Total capital (to risk- weighted assets)	$45,035	13.62%	$26,453	8.00%	$18,582	5.62%
Tier 1 capital (to risk- weighted assets)	41,412	12.52%	13,227	4.00%	28,185	8.52%
Tier 1 capital (to average assets)	41,412	10.29%	16,103	4.00%	25,309	6.29%

Off Balance Sheet Risk

     Through the operations of the Bank, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time. At March 31, 2004, the Bank had issued commitments to extend credit of $56,072,000 through various types of commercial lending arrangements and additional commitments through standby letters of credit of $3,152,000. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The Company manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The Company has little or no risk related to trading accounts, commodities or foreign exchanges.

     Interest rate risk, which encompasses price risk, is the exposure of a banking organization’s financial condition and earnings ability to adverse movements in interest rates. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31,

2003, which reflected changes in market prices and rates, can be found in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2003 under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Asset/Liability Management.”

     Management actively monitors and manages the Company’s interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital, while adjusting the Company’s asset-liability structure to obtain the maximum yield versus cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. Management believes that there have been no significant changes in the Company’s market risk exposure since December 31, 2003.

Item 4. Controls and Procedures

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

     There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

     There are no material, pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     (a) Not applicable.

     (b) Not applicable.

     (c) The Company issued the following securities during the quarter ended March 31, 2004 without registering the securities under the Securities Act, pursuant to the exemption provided in Section 4(2) thereof, as a transaction not involving a public offering:

     Options to purchase 15,639 shares of Common Stock were granted during the quarter to individuals pursuant to the Company’s Incentive Stock Option Plan having a weighted average exercise price of $28.87. These options may be exercised anytime according to a ratable five year vesting period from the date of grant and ending ten years from the date of grant at which point they expire. A total of 1,438 options were exercised in the first quarter of 2004, at a weighted average exercise price of $20.00.

     (d) The Company has previously reported the completion of a registered public offering pursuant to which it sold 200,000 shares of its Common Stock at a purchase price of $24.00 per share. The net proceeds from the offering (which was completed in April 2002) of $4,766,454 have not yet been used by the Company but continue to remain invested in corporate bonds and federal funds.

     (e) Not applicable.

     During the first quarter of 2004, the Company declared and paid quarterly cash dividends amounting to 16.00 cents per share. The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     On March 18, 2004, the Company issued a press release announcing the appointment of H.B. “Rocky” Lipham, III as the Bank’s president and executive vice president of WGNB Corp. Mr. Lipham is the successor of long time Bank president, Richard Duncan, who has retired from his officer positions but continues to serve on the Board of Directors of both the Company and the Bank.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of this Report:

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-SB filed June 14, 2000 (the “Form 10-SB”).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Form 10-SB).

4.1	See exhibits 3.1 and 3.2 for provisions of Company’s Articles of Incorporation and Bylaws Defining the Rights of Shareholders.

4.2	Specimen certificate representing shares of Common Stock (Incorporated by reference to Exhibit 4.2 to the Form 10-SB).

4.3	Rights Agreement dated as of February 12, 1997 between the Company and SunTrust Bank, Atlanta (Incorporated by reference to Exhibit 4.3 to the Form 10-SB).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b)	Reports on Form 8-K

     On January 9, 2004, the Company furnished a current report on Form 8-K to disclose under Item 12 the issuance of its press release announcing the Company’s results of operations for the for the quarterly period and fiscal year ended December 31, 2003.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2004

WGNB CORP.
By:	/s/ L. Leighton Alston
L. Leighton Alston
President and CEO

By:	/s/ Steven J. Haack
Steven J. Haack
Treasurer Principal Financial Officer