Form 10-Q
period 2004-06-30
WGNB CORP
filed 2004-08-13
CIK 1115568

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 000-30805

WGNB CORP.

(Exact name of registrant as specified in its charter)

Georgia	58-1640130

(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 4, 2004
Common Stock, $1.25 par value	3,296,118

WGNB CORP.

Part I – Financial Information

Item 1. Financial Statements

     The unaudited financial statements of WGNB Corp. (the “Company”) are set forth on the following pages. All adjustments have been made which, in the opinion of management, are necessary in order to make the financial statements not misleading.

WGNB CORP.

Consolidated Balance Sheet

June 30, 2004

	For the Period Ended
	June 30, 2004	December 31, 2003
	(unaudited)	(audited)
Assets
Cash and due from banks, including reserve requirements of $100,000	$17,762,450	15,564,312
Federal funds sold	1,300,167	11,671,486

Cash and cash equivalents	19,062,617	27,235,798
Securities available for sale	55,080,596	55,276,742
Securities held to maturity	5,253,196	4,250,000
Loans, net	329,975,494	292,564,759
Premises and equipment, net	6,746,831	6,762,895
Accrued interest receivable	2,015,232	1,939,028
Other assets	6,479,633	5,186,689

	$424,613,599	393,215,911

Liabilities and Stockholders’ Equity
Deposits:
Demand	$44,718,866	40,181,696
Interest bearing demand	128,219,914	138,337,540
Savings	11,636,020	11,215,937
Time	87,930,119	82,537,712
Time, over $100,000	44,528,419	31,043,295

Total deposits	317,033,338	303,316,180
Federal Home Loan Bank advances	55,000,000	45,000,000
Federal funds purchased	6,835,000	—
Accrued interest payable	1,108,899	1,028,269
Other liabilities	1,896,963	1,782,200

Total liabilities	381,874,200	351,126,649

Stockholders’ equity:
Common stock, $1.25 par value, 10,000,000 shares authorized; 3,306,118 and 3,306,452 shares issued and outstanding	4,132,648	4,133,065
Additional paid-in capital	5,221,939	5,287,947
Retained earnings	32,829,828	31,279,245
Accumulated comprehensive income	554,984	1,389,005

Total stockholders’ equity	42,739,399	42,089,262

	$424,613,599	393,215,911

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Earnings

For the Three Months Ended June 30, 2004 and 2003
(unaudited)

	For the Three Months Ended
	June 30, 2004	June 30, 2003
Interest income:
Interest and fees on loans	$5,350,723	5,147,023
Interest on federal funds sold	26,559	44,329
Interest on investment securities:
U.S. Government agencies	221,004	261,175
State, county and municipal	368,073	335,535
Other	180,164	115,688

Total interest income	6,146,523	5,903,750

Interest expense:
Interest on deposits:
Demand	259,494	238,306
Savings	10,927	14,876
Time	914,492	1,059,605
Interest on FHLB and other borrowings	633,193	608,875

Total interest expense	1,818,106	1,921,662

Net interest income	4,328,417	3,982,088
Provision for loan losses	200,000	75,000

Net interest income after provision for loan losses	4,128,417	3,907,088

Other income:
Service charges on deposit accounts	998,321	894,185
Mortgage origination fee	137,476	267,539
Miscellaneous	255,998	348,896

Total other income	1,391,795	1,510,620

Other expenses:
Salaries and employee benefits	2,094,635	1,941,195
Occupancy	489,308	439,047
Other operating	926,719	833,931

Total other expenses	3,510,662	3,214,173

Earnings before income taxes	2,009,550	2,203,535
Income taxes	538,106	689,553

Net earnings	$1,471,444	1,513,982

Basic earnings per share	$0.45	0.46

Diluted net earnings per share	$0.44	0.45

Dividends declared per share	$0.1900	0.1650

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Comprehensive Income

For the Three Months Ended June 30, 2004 and 2003
(unaudited)

	For the Three Months Ended
	June 30, 2004	June 30, 2003
Net earnings	$1,471,444	1,513,982
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale:
Unrealized gains (losses) arising during the period	(1,819,829)	833,192
Associated benefit (taxes)	554,984	(283,285)

Other comprehensive income (loss)	(1,264,845)	549,907

Comprehensive income	$206,599	2,063,889

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Earnings

For the Six Months Ended June 30, 2004 and 2003
(unaudited)

	For the Six Months Ended
	June 30, 2004	June 30, 2003
Interest income:
Interest and fees on loans	$10,469,619	10,194,981
Interest on federal funds sold	51,466	123,543
Interest on investment securities:
U.S. Government agencies	484,693	568,374
State, county and municipal	716,455	661,245
Other	324,460	263,571

Total interest income	12,046,693	11,811,714

Interest expense:
Interest on deposits:
Demand	518,740	506,640
Savings	21,217	33,188
Time	1,743,836	2,169,967
Interest on FHLB and other borrowings	1,287,927	1,217,750

Total interest expense	3,571,720	3,927,545

Net interest income	8,474,973	7,884,169
Provision for loan losses	350,000	150,000

Net interest income after provision for loan losses	8,124,973	7,734,169

Other income:
Service charges on deposit accounts	1,952,034	1,732,632
Mortgage origination fees	264,716	509,452
Miscellaneous	537,955	593,147

Total other income	2,754,705	2,835,231

Other expenses:
Salaries and employee benefits	4,044,708	3,784,200
Occupancy	995,713	848,636
Other operating	1,918,223	1,774,134

Total other expenses	6,958,644	6,406,970

Earnings before income taxes	3,921,034	4,162,430
Income taxes	1,138,739	1,293,414

Net earnings	$2,782,295	2,869,016

Net earnings per share	$0.84	0.87

Diluted net earnings per share	$0.83	0.86

Dividends declared per share	$0.3725	0.3250

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Comprehensive Income

For the Six Months Ended June 30, 2004 and 2003
(unaudited)

	For the Six Months Ended
	June 30, 2004	June 30, 2003
Net earnings	$2,782,295	2,869,016
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale:
Unrealized gains (losses) arising during the period	(1,263,668)	1,044,776
Associated benefit (taxes)	429,647	(355,224)

Other comprehensive income (loss)	(834,021)	689,552

Comprehensive income	$1,948,274	3,558,568

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2004 and 2003
(unaudited)

	For the Six Months Ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net earnings	$2,782,295	2,869,016
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	566,921	504,871
Provision for loan losses	350,000	150,000
Provision for deferred income taxes	512,633	366,973
Loss on sale of other real estate	48,895	—
Gain on sale of premises and equipment	(3,430)	(1,920)
Change in:
Other assets	(1,065,174)	356,109
Other liabilities	(355,263)	(251,896)

Net cash provided by operating activities	2,836,877	3,993,153

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	6,653,481	9,108,972
Purchases of securities available for sale	(7,819,120)	(10,332,635)
Purchase of securities held to maturity	(1,010,000)	(500,000)
Net change in loans	(37,910,903)	(13,684,110)
Purchases of premises and equipment	(445,936)	(1,253,240)
Proceeds from sales of other real estate	226,946	—
Proceeds from sale of fixed assets	3,430	1,920

Net cash used by investing activities	(40,302,102)	(16,659,093)

Cash flows from financing activities:
Net change in deposits	13,717,158	(2,079,669)
FHLB Advances	10,000,000	—
Federal funds purchased	6,835,000
Dividends paid	(1,180,849)	(1,042,721)
Exercise of stock options	204,414	46,045
Retirement of common stock	(283,679)	(46,045)

Net cash provided (used) by financing activities	29,292,044	(3,122,390)

Change in cash and cash equivalents	(8,173,181)	(15,788,330)
Cash and cash equivalents at beginning of period	27,235,798	47,667,210

Cash and cash equivalents at end of period	$19,062,617	31,878,880

See accompanying notes to consolidated financial statements.

WGNB CORP.
Consolidated Statements of Cash Flows, continued

For the Six Months Ended June 30, 2004 and 2003
(unaudited)

	For the Six Months Ended
	June 30, 2004	June 30, 2003
Supplemental disclosure of cash flow information:
Cash paid during the quarter for:
Interest	$3,491,090	3,927,545
Income taxes	1,194,000	1,132,000
Non-cash investing and financing activities:
Transfer of loans to other real owned	150,168	—
Change in unrealized gains on securities available for sale, net of tax	(834,021)	689,552
Change in dividends payable	50,863	33,373
Issuance of common stock to directors in lieu of directors’ fees	12,840	28,915

See accompanying notes to consolidated financial statements.

WGNB Corp.

Notes to Consolidated Financial Statements

June 30, 2004
(unaudited)

(1)	Basis of Presentation

The consolidated financial statements include the accounts of WGNB Corp. (the “Company”) and its wholly-owned subsidiary, West Georgia National Bank (the “Bank”). All significant inter-company accounts have been eliminated in consolidation. In some cases, certain prior period amounts have been reclassified to conform with current year presentation.

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company’s financial position as of June 30, 2004, and the results of its operations and its cash flows for the six-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with consolidated financial statements and the related notes and the report of independent accountants included in the Company’s filing on Form 10-K which included the results of operations for the years ended December 31, 2003, 2002 and 2001.

Critical Accounting Policies

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Some of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of specific accounting guidance. A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report to Stockholders for the year ended December 31, 2003.

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

Stock Compensation Plans

SFAS No. 123, “Accounting for Stock-Based Compensation”, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided proforma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. Had compensation cost for the plan been determined based upon the fair value of the options at the grant dates, the Company’s net earnings per share for the year to date and quarters ended June 30, 2004 and 2003 would have been reduced to the proforma amounts indicated below:

WGNB Corp.
Notes to Consolidated Financial Statements

June 30, 2004
(unaudited)

(1)	Basis of Presention, continued

		For the three months ended June 30,
		2004	2003
Net earnings	As reported	$1,471,444	1,513,982
	Proforma	$1,471,444	1,513,982
Net earnings per share	As reported	$0.45	0.46
	Proforma	$0.45	0.46
Diluted earnings per share	As reported	$0.44	0.45
	Proforma	$0.44	0.45

		For the six months ended June 30,
		2003	2003
Net earnings	As reported	$2,782,295	2,869,016
	Proforma	$2,687,541	2,719,302
Net earnings per share	As reported	$0.84	0.87
	Proforma	$0.81	0.82
Diluted earnings per share	As reported	$0.83	0.86
	Proforma	$0.80	0.81

The fair value of each option is estimated on the date of the grant using the Black-Scholes Model. The following weighted average assumptions were used for grants in 2004 and 2003, respectively: dividend yield of 2.43 percent and 2.41 percent, risk free interest rates of 4.12 percent and 4.90 percent, respectively, and an expected life of 10 years. For disclosure purposes, the Company immediately recognized the expense associated with the options granted in the period granted assuming that all awards will vest. The compensation expense included in the proforma results was determined based on the fair value of the option at the time of grant multiplied by the number of options granted net of tax effect. No options were granted in the second quarters ended 2004 and 2003.

(2)	Net Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

Reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the periods ended June 30, 2004 and June 30, 2003 are as follows:

WGNB Corp.
Notes to Consolidated Financial Statements

June 30, 2004
(unaudited)

(2) Net Earnings Per Share, continued

	For the quarter ended June 30, 2004
			Earnings
	Net Earnings	Common Shares	per Share
Basic earnings per share	$1,471,444	3,306,524	$0.45
Effect of dilutive securities — Stock Options	—	50,594	(0.01)

Diluted earnings per share	$1,471,444	3,357,118	$0.44

	For the quarter ended June 30, 2003
			Earnings
	Net Earnings	Common Shares	per Share
Basic earnings per share	$1,513,982	3,310,496	$0.46
Effect of dilutive securities – Stock Options	—	44,237	(0.01)

Diluted earnings per share	$1,513,982	3,354,733	$0.45

	For the six months ended June 30, 2004
			Earnings
	Net Earnings	Common Shares	per Share
Basic earnings per share	$2,782,295	3,306,656	$0.84
Effect of dilutive securities – Stock Options	—	50,594	(0.01)

Diluted earnings per share	$2,782,295	3,357,250	$0.83

	For the six months ended June 30, 2003
			Earnings
	Net Earnings	Common Shares	per Share
Basic earnings per share	$2,869,016	3,308,905	$0.87
Effect of dilutive securities — Stock Options	—	44,237	(0.01)

Diluted earnings per share	$2,869,016	3,353,142	$0.86

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

     The following analysis compares WGNB Corp’s results of operations for the quarter and six month periods ended June 30, 2004 and 2003 and reviews the important factors affecting WGNB Corp.’s financial condition at June 30, 2004 compared to December 31, 2003. These comments should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes appearing elsewhere in this Report.

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

Results of Operations

Overview

     Net earnings for the six months ended June 30, 2004 were $2.8 million, or $0.83 per diluted share, which represented a decrease of $87 thousand, or 3.0 percent, when compared to the six months ended June 30, 2003. Net earnings for the second quarter ended June 30, 2004 were $1.47 million compared to $1.51 million for the second quarter of 2003, a decrease of $43 thousand, or 2.8 percent. Mortgage origination fee income was down $245 thousand, or 48 percent, comparing the first six months of 2004 with the same period in 2003. The loan loss provision was up $200 thousand, or 133 percent, comparing the first half of 2004 to 2003. Net interest income in the first six months of 2004 increased $591 thousand, or 7.5 percent, from the same period in 2003. Both the increased loan loss provision and net interest income are the result of robust loan growth during the first half of 2004. Total non-interest expense increased $552 thousand, or 8.6 percent, comparing the first six months of 2004 with the same period in 2003. In analyzing the second quarters ended June 30, 2004 and 2003, similar trends have resulted. As an additional note, the second quarter of 2003 included $100,000 of non-recurring income related to the sale of ATM location rights.

Net Interest Income

     The Company’s year-to-date second quarter 2004 net interest margin exceeded that of the same period in 2003 by $591 thousand. The year-to-date average yield on earning assets declined 28 basis points, from 6.55 percent as of June 30, 2003 to 6.27 percent as of June 30, 2004. However, the year-to-date average cost of funds has decreased 32 basis points during the same time period, from 2.30 percent to 1.98 percent as of June 30, 2004. The comparative net interest margins were 4.40 percent and 4.37 percent, respectively, for the year-to-date periods ending June 30, 2004 and 2003. The impact of persistent low market rates has been managed in a manner in which the Bank’s net interest margin has stabilized from its declining trend over the previous two years.

     The Bank’s interest rate risk position was such that it would benefit from a rise in interest rates. Because of the Bank’s positive gap position and the prospect of continued low market interest rates, management entered into an interest rate swap contract with an effective date of May 24, 2004 in the notional amount of $30 million as a fair value hedge for its fixed rate Federal Home Loan Bank borrowings. Under the interest rate swap contract, the Bank receives a fixed rate of 3.40 percent and pays a rate equal to the 3-month LIBOR rate. The initial interest rate of the contract was 1.28 percent which will remain in effect until August 24, 2004 at which time the rate will adjust quarterly for a three year period. The swap contract will mature May 24, 2007. Through June 30, 2004, the Bank has recorded a benefit of approximately $60 thousand which has had the effect of reducing the average interest rate on Federal Home Loan Bank borrowings from 5.01 percent to 3.86 percent.

     The year-to-date average yield on loans has declined 48 basis points from 6.68 percent as of June 30, 2003 to 6.20 percent as of June 30, 2004. The investment portfolio including federal funds sold has maintained an average yield of 4.32 percent as of June 30, 2004, which represents an increase of 26 basis points when compared to the average yield of 4.06 percent as of June 30, 2003. Most of the increase in this yield is due to reduced federal funds balances as a percentage of that portfolio. As rates remain low, the prospect of lower loan yields is probable as some of the Bank’s higher yielding loans re-price at lower current market rates. However, when the Federal Reserve Bank increased the discount rate to 1.25 percent, longer term rates began to increase, perhaps signaling rising asset yields going forward.

     The other primary components of the increase in the net interest margin is the overall increase in earning assets of the Bank and the investment of federal funds sold into higher yielding loans. Comparing the two second quarter end periods, the average balances of earning assets has increased by $36 million, or 10.2 percent, from 2003 to 2004. The average balance of loans was by far the biggest factor in the increase in earning assets through the second quarter of 2004 as loans increased by $32 million, or 11.2 percent, compared to the average balance of loans through the second quarter of 2003. During this same time period the average balance of federal funds sold decreased by approximately $9 million, or 52 percent.

     Comparing the second quarter ended June 30, 2004 with that of 2003, net interest income increased $346 thousand, or 10.8 percent. The six month rate trends discussed above are similarly applicable to a comparison of the two quarterly periods.

Non-Interest Income

     Total non-interest income for the first six months of 2004 decreased $81 thousand, or 2.8 percent, when compared to the first six months of 2003. Service charges on deposit accounts increased $219 thousand, or 12.7 percent, during the first six months of 2004 compared to the first six months of 2003. This increase was due primarily to increased income from non-sufficient funds charges as the volume of checking accounts increased as well as the collection efforts on overdraft accounts.

     Mortgage loan origination fees for the first six months of 2004 decreased $245 thousand, or 48 percent, from the same period in 2003. Recent increases in long-term mortgage rates has had an adverse effect on mortgage fee income for the last half of 2003 and the first half of 2004. The refinancing activity that took place in 2002 and 2003 is unlikely to be repeated in the near future. Management has concentrated its efforts on purchased home financing which is not expected to result in the volume of mortgage origination fees that the refinance activity has had in the past.

     Miscellaneous income decreased by $55 thousand, or 9.3 percent, when comparing the first six months of 2004 with that of 2003. Included in miscellaneous income for the second quarter of 2003 was a gain of $100 thousand on the sale of the Bank’s exclusive right to an ATM at the commercial development surrounding its Mirror Lake branch.

     Non-interest income for the second quarter ended June 30, 2004 decreased $119 thousand, or 7.9 percent, when compared to the second quarter ended June 30, 2003. The reasons for the decrease are discussed above in describing the year- to-date results.

Non-Interest Expense

     Non-interest expense increased $552 thousand, or 8.6 percent, in the first two quarters of 2004 compared to the same period in 2003. Salaries and employee benefits increased $261 thousand, a 6.9 percent increase over the first six months of 2003. This increase is primarily due to increased employee count, annual salary increases, increased group insurance costs and increased profit sharing accruals. The Bank increased its full time equivalent employee count from 142 in June of 2003 to 149 in June of 2004. Those positions were added in loan production capacities both in the commercial and mortgage loan departments as we attempt to expand our market area.

     Occupancy expenses increased $147 thousand, or 17.3 percent, year-to-date from 2003 to 2004. The primary component of the increase in occupancy expense is attributable to increased depreciation expense associated with main office and branch renovations completed in the second half of 2003. Other operating expenses increased $144 thousand, or 8.1 percent. The increase in other operating expenses is primarily attributable to professional services associated with the management change that occurred in the first quarter of 2004.

     Comparing non-interest expense quarter to quarter, similar increases hold true. Total non-interest expense increased $296 thousand, or 9.2 percent, comparing the second quarters ended 2004 and 2003. Salaries and benefits accounted for $153 thousand of the increase, occupancy expense including depreciation expense accounted for $50 thousand of the increase and other operating expenses, including legal and professional expenses, accounted for $93 thousand of the increase.

Income Taxes

     Income tax expense for the first six months of 2004 was $1.139 million compared to $1.293 million for the same period in 2003. The effective tax rate for the period ended June 30, 2004 was 29 percent compared to 31 percent for the same period in 2003. The reduced marginal rate is due to the purchase of federal and state tax credits and other income tax strategies such as increasing the amount of municipal securities in the Bank’s investment portfolio.

Provision and Allowance for Loan Losses

     The adequacy of the allowance for loan losses is determined through management’s informed judgment concerning the amount of risk inherent in the Company’s loan portfolio. This judgment is based on such factors as the change in levels of non-performing and past due loans, historical loan loss experience, borrowers’ financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions. The allowance for loan losses at June 30, 2004 was $3.8 million, or 1.13 percent, of total loans compared to $3.5 million, or 1.17 percent, of total loans at December 31, 2003. Management believes that the allowance for loan losses is adequate to absorb possible loss in the loan portfolio. During the first half of 2004, the loan loss provision increased due to loan growth. The loan loss provision has increased 133 percent from $150 thousand for the six months ended June 30, 2003 to $350 thousand for the six months ended June 30, 2004. Net charge-offs have been $28 thousand for the first six months of 2004 compared to $350 thousand for the same period in 2003

Non-Performing Assets and Past Due Loans

     Non-performing assets, comprised of real estate owned, non-accrual loans and loans for which payments are more than 90 days past due, totaled $2.8 million at June 30, 2004, compared to $2.5 million at December 31, 2003. The increase in non-performing assets is primarily attributable to an increase in 90-day past due loans.

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

Financial Condition

Overview

     Total assets were $425 million at June 30, 2004, an increase of $31 million, or 8.0 percent, from December 31, 2003. Most of the growth in assets was attributable to loan growth. Total loans grew by $38 million, or 12.7 percent, from December 31, 2003. On the liability and equity side of the balance sheet, total deposits grew by $14 million, or 4.5 percent, Federal Home loan bank borrowings grew by $10 million, or 22.2 percent, and as of June 30, 2004 the Bank was in a federal funds purchased position of $6.8 million.

Assets and Funding

     At June 30, 2004 earning assets totaled $392 million, which represents an increase of $24.2 million from December 31, 2003. The mix of interest earning assets has changed from the beginning of 2004. As a percentage of interest earning assets, loans increased to 85 percent and investment securities and federal funds decreased to 15 percent at June 30, 2004, as compared to loans of 80 percent and investments and federal funds of 20 percent at December 31, 2003.

     At June 30, 2004, interest-bearing deposits decreased $9.2 million, or 3.5 percent, compared to December 31, 2003. Non-interest-bearing deposits increased $4.5 million, or 11.3 percent, in the first six months of 2004 while certificates of deposit increased by $18.9 million, or 16.6 percent. The Bank’s loan growth was funded by using the liquidity available on the balance sheet in the form of federal funds sold, borrowings from the Federal Home Loan Bank and generating certificates of deposits both in and out of its market area.

Liquidity and Capital Resources

     Net cash provided by operating activities totaled $3.5 million for the six months ended June 30, 2004. Net cash used by investing activities totaled $40.9 million and consisted primarily of a $37.9 million increase in loans outstanding. Net cash provided by financing activities was $29.3 million which was a result of an increase in total deposits of $13.8 million, Federal Home Loan Bank borrowings of $10 million and federal funds purchased of $6.8 million.

     Total stockholders’ equity at June 30, 2004 was 10.1 percent of total assets compared to 10.7 percent at December 31, 2003. The decrease in the capital percentage is primarily attributed to the Company’s increase in total assets of $31.4 million since December 31, 2003.

     At June 30, 2004, WGNB Corp. was in compliance with various regulatory capital requirements administered by federal and state banking agencies. The following is a table representing WGNB Corp.’s consolidated Tier-1, tangible capital, and risk-based capital.

	June 30, 2004
	Actual		Required		Excess
	Amount	%	Amount	%	Amount	%
Total capital (to risk- weighted assets)	$45,184	13.32%	$27,610	8.00%	$17,574	5.32%
Tier 1 capital (to risk- weighted assets)	42,184	12.22%	13,805	4.00%	28,379	8.22%
Tier 1 capital (to average assets)	42,184	9.85%	17,173	4.00%	25,011	5.85%

Off Balance Sheet Risks

     Through the operations of the Bank, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time. At June 30, 2004, the Bank had issued commitments to extend credit of $57.6 million through various types of commercial lending arrangements and additional commitments through standby letters of credit of $3.5 million. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The Company manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

     There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

     There are no material, pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     (a) Not applicable.

     (b) Not applicable.

     (c) During the second quarter of 2004 in connection with his retirement, a former executive officer exercised 7,203 options at a weighted average exercise price of $24.38. The options, and the shares into which they were exercised, were issued without registration under the Securities Act, pursuant to the exemption provided in Section 4(2) thereof, as a transaction not involving a public offering.

     (d) The Company has previously reported the completion of a registered public offering pursuant to which it sold 200,000 shares of its Common Stock at a purchase price of $24.00 per share. The net proceeds from the offering (which was completed in April 2002) of $4,766,454 have not yet been used by the Company but continue to remain invested in corporate bonds and federal funds.

     (e) Issuer Purchases of Equity Securities

			(c) Total Number of
			Shares Purchased as	(d) Dollar Value of
	(a) Total Number		Part of Publicly	Shares that May Yet Be
	of Shares	(b) Average Price	Announced Plans or	Purchased Under the
	Purchased	Paid per Share	Programs	Plans or Programs
April 1, 2004 through April 30, 2004	2,858 (1)	29.75	2,858	$831,309
May 1, 2004 through May 31, 2004	—	—	—	$831,309
June 1, 2004 through June 30, 2004	—	—	—	$831,309

Total	2,858	29.75	2,858	$831,309

(1) In 1996, the Board of Directors approved a Stock Repurchase Plan of up to $2 million of the Company’s Common Stock. During 2001, the Board of Directors approved the repurchase of an additional $1 million, for a total of $3 million available for repurchase under this Plan. The shares were authorized to be purchased, from time to time, in open market transactions or privately negotiated transactions. The repurchase program is being effected from time to time, based on our evaluation of market conditions and other factors. The Company has used and plans to continue to use existing cash to fund the repurchases. All of the shares repurchased during the three months ended June 30, 2004 were purchased in open market transactions through this program.

     During the second quarter of 2004, the Company declared and paid quarterly cash dividends amounting to $0.19 per share. The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its 2004 annual meeting of shareholders on April 13, 2004. The shareholders were asked to elect four Class I directors to serve on the Company’s Board of Directors until the 2007 Annual meeting of Shareholders.

     The shareholders were asked to elect Wanda W. Calhoun, L. Richard Plunkett, Thomas T. Richards and Oscar W. Roberts, III to serve as Class I directors on the Company’s Board of Directors, each for a three-year term. The following votes were cast for and against the election of these Class I directors: Ms. Calhoun: 2,815,197 for / 10,820 opposed; Mr. Plunkett: 2,762,433 for / 63,584 opposed; Mr. Richards: 2,825,517 for / 500 opposed; Mr. Roberts: 2,826,017 for / none opposed. There were no Broker non-votes or abstentions. The following persons also continue to serve as directors: L.G. Joyner, R. David Perry, J. Thomas Vance, and Charles M. Willis, Sr. (all Class II directors) and L. Leighton Alston, G. Woodfin Cole, Richard A. Duncan, Thomas E. Reeve, III and Frank T. Thomasson, III (all Class III directors).

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

     On April 2, 2004, the Company furnished a current report on Form 8-K to disclose under Item 12 the issuance of its press release announcing the Company’s results of operations for the quarterly period ended March 31, 2004.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2004

WGNB CORP.

By:	/s/ L. Leighton Alston

L. Leighton Alston
President and CEO

By:	/s/ Steven J. Haack

Steven J. Haack
Treasurer
Principal Financial Officer