Form 10-Q
period 2004-09-30
WGNB CORP
filed 2004-11-15
CIK 1115568

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 000-30805

WGNB CORP.

(Exact name of registrant as specified in its charter)

Georgia	58-1640130

(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 4, 2004
Common Stock, $1.25 par value	3,296,118

WGNB CORP.

Part I – Financial Information

Item 1. Financial Statements

     The unaudited financial statements of WGNB Corp. (the “Company”) are set forth on the following pages. All adjustments have been made which, in the opinion of management, are necessary in order to make the financial statements not misleading.

WGNB CORP.

Consolidated Balance Sheet

September 30, 2004

	For the Period Ended
	September 30, 2004	December 31, 2003
	(unaudited)	(audited)
Assets
Cash and due from banks, including reserve requirements of $100,000	$18,546,567	$15,564,312
Federal funds sold	8,117,642	11,671,486

Cash and cash equivalents	26,664,209	27,235,798
Securities available for sale	56,598,602	55,276,742
Securities held to maturity	4,253,140	4,250,000
Loans, net	342,302,415	292,564,759
Premises and equipment, net	7,117,803	6,762,895
Accrued interest receivable	2,007,289	1,939,028
Other assets	5,793,712	5,186,689

	$444,737,170	$393,215,911

Liabilities and Stockholders’ Equity
Deposits:
Demand	$48,930,211	$40,181,696
Interest bearing demand	134,406,806	138,337,540
Savings	11,761,189	11,215,937
Time	91,072,966	82,537,712
Time, over $100,000	55,617,527	31,043,295

Total deposits	341,788,699	303,316,180
Federal Home Loan Bank advances	55,000,000	45,000,000
Accrued interest payable	1,308,059	1,028,269
Other liabilities	2,475,188	1,782,200

Total liabilities	400,571,946	351,126,649

Stockholders’ equity:
Common stock, $1.25 par value, 10,000,000 shares authorized; 3,296,118 and 3,306,452 shares issued and outstanding	4,120,148	4,133,065
Additional paid-in capital	4,939,439	5,287,947
Retained earnings	33,744,203	31,279,245
Accumulated comprehensive income	1,361,434	1,389,005

Total stockholders’ equity	44,165,224	42,089,262

	$444,737,170	$393,215,911

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Earnings

For the Three Months Ended September 30, 2004 and 2003
(unaudited)

	For the Three Months Ended
	September 30, 2004	September 30, 2003
Interest income:
Interest and fees on loans	$5,563,315	$5,198,755
Interest on federal funds sold	62,448	38,055
Interest on investment securities:
U.S. Government agencies	246,551	257,238
State, county and municipal	367,820	328,468
Other	171,315	130,649

Total interest income	6,411,449	5,953,165

Interest expense:
Interest on deposits:
Demand	283,320	204,987
Savings	11,028	10,120
Time	1,067,512	993,120
Interest on FHLB and other borrowings	550,667	608,874

Total interest expense	1,912,527	1,817,101

Net interest income	4,498,922	4,136,064
Provision for loan losses	275,000	75,000

Net interest income after provision for loan losses	4,223,922	4,061,064

Other income:
Service charges on deposit accounts	1,039,458	961,001
Mortgage origination fees	123,467	241,550
Miscellaneous	304,742	146,226

Total other income	1,467,667	1,348,777

Other expenses:
Salaries and employee benefits	2,075,185	1,974,529
Occupancy	471,091	491,368
Other operating	835,974	782,412

Total other expenses	3,382,250	3,248,309

Earnings before income taxes	2,309,339	2,161,532
Income taxes	743,980	722,039

Net earnings	$1,565,359	$1,439,493

Basic earnings per share	$0.47	$0.44

Diluted net earnings per share	$0.47	$0.43

Dividends declared per share	$0.1975	$0.1700

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Comprehensive Income

For the Three Months Ended September 30, 2004 and 2003
(unaudited)

	For the Three Months Ended
	September 30, 2004	September 30, 2003
Net earnings	$1,565,359	$1,439,493
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale:
Unrealized gains (losses) arising during the period	1,221,894	(1,105,533)
Associated (taxes) benefit	(415,444)	375,881

Other comprehensive income (loss)	806,450	(729,652)

Comprehensive income	$2,371,809	$709,841

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Earnings
For the Nine Months Ended September 30, 2004 and 2003
(unaudited)

	For the Nine Months Ended
	September 30, 2004	September 30, 2003
Interest income:
Interest and fees on loans	$16,032,934	$15,393,736
Interest on federal funds sold	113,914	161,598
Interest on investment securities:
U.S. Government agencies	731,244	825,612
State, county and municipal	1,084,275	989,713
Other	495,775	394,220

Total interest income	18,458,142	17,764,879

Interest expense:
Interest on deposits:
Demand	802,060	711,627
Savings	32,245	43,308
Time	2,811,348	3,163,087
Interest on FHLB and other borrowings	1,838,594	1,826,624

Total interest expense	5,484,247	5,744,646

Net interest income	12,973,895	12,020,233
Provision for loan losses	625,000	225,000

Net interest income after provision for loan losses	12,348,895	11,795,233

Other income:
Service charges on deposit accounts	2,991,492	2,693,633
Mortgage origination fees	388,183	751,002
Miscellaneous	842,697	739,373

Total other income	4,222,372	4,184,008

Other expenses:
Salaries and employee benefits	6,119,893	5,758,729
Occupancy	1,466,804	1,340,004
Other operating	2,754,197	2,556,546

Total other expenses	10,340,894	9,655,279

Earnings before income taxes	6,230,373	6,323,962
Income taxes	1,882,719	2,015,453

Net earnings	$4,347,654	$4,308,509

Net earnings per share	$1.32	$1.30

Diluted net earnings per share	$1.30	$1.29

Dividends declared per share	$0.5700	$0.4950

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Comprehensive Income

For the Nine Months Ended September 30, 2004 and 2003
(unaudited)

	For the Nine Months Ended
	September 30, 2004	September 30, 2003
Net earnings	$4,347,654	$4,308,509
Other comprehensive loss, net of tax:
Unrealized losses on investment securities available for sale:
Unrealized losses arising during the period	(41,774)	(60,756)
Associated tax benefit	14,203	20,656

Other comprehensive loss	(27,571)	(40,100)

Comprehensive income	$4,320,083	$4,268,409

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2004 and 2003
(unaudited)

	For the Nine Months Ended
	September 30, 2004	September 30, 2003
Cash flows from operating activities:
Net earnings	$4,347,654	$4,308,509
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	781,218	795,976
Provision for loan losses	625,000	225,000
Benefit for deferred income taxes	512,633	252,606
Loss on sale of other real estate	52,312	—
(Gain) loss on sale of premises and equipment	(3,820)	5,282
Change in:
Other assets	(1,189,216)	70,844
Other liabilities	395,772	734,652

Net cash provided by operating activities	5,521,553	6,392,869

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	8,968,584	13,708,945
Purchases of securities available for sale	(9,481,579)	(13,870,285)
Purchase of securities held to maturity	(1,010,000)	—
Net change in loans	(50,778,776)	(20,339,465)
Proceeds from sale of premises and equipment	3,820	1,920
Purchases of premises and equipment	(979,908)	(1,549,595)
Proceeds from sales of other real estate	891,946	—

Net cash used by investing activities	(52,385,913)	(22,048,480)

Cash flows from financing activities:
Net change in deposits	38,472,519	(9,375,344)
Federal Home Loan Bank advances	10,000,000	—
Proceed from Federal Funds Purchased	6,835,000	—
Repayment of Federal Funds Purchased	(6,835,000)	—
Dividends paid	(1,805,483)	(1,586,866)
Exercise of stock options	204,414	46,045
Retirement of common stock	(578,679)	(154,532)

Net cash provided (used) by financing activities	46,292,771	(11,070,697)

Change in cash and cash equivalents	(571,589)	(26,726,308)
Cash and cash equivalents at beginning of period	27,235,798	47,667,210

Cash and cash equivalents at end of period	$26,664,209	$20,940,902

See accompanying notes to consolidated financial statements.

WGNB CORP.
Consolidated Statements of Cash Flows, continued

For the Nine Months Ended September 30, 2004 and 2003
(unaudited)

	For the Nine Months Ended
	September 30, 2004	September 30, 2003
Supplemental disclosure of cash flow information:
Cash paid during the quarter for:
Interest	$5,204,457	$5,803,289
Income taxes	1,684,700	1,812,000
Non-cash investing and financing activities:
Transfer of loans to other real estate	416,120	552,778
Change in unrealized gains on securities available for sale, net of tax	27,571	40,100
Change in dividends payable	77,213	51,325
Satisfaction of other liability with issuance of common stock	12,840	28,911

See accompanying notes to consolidated financial statements.

WGNB Corp.

Notes to Consolidated Financial Statements

September 30, 2004
(unaudited)

(1)	Basis of Presentation

The consolidated financial statements include the accounts of WGNB Corp. (the “Company”) and its wholly-owned subsidiary, West Georgia National Bank (the “Bank”). All significant inter-company accounts have been eliminated in consolidation. In some cases, certain prior period amounts have been reclassified to conform with current year presentation.

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company’s financial position as of September 30, 2004, and the results of its operations and its cash flows for the nine-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with consolidated financial statements and the related notes and the report of independent accountants included in the Company’s Annual report to Stockholders on Form 10-K for the year ended December 31, 2003, which included the results of operations for the years ended December 31, 2003, 2002 and 2001.

Critical Accounting Policies

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Some of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of specific accounting guidance. A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report to Shareholders for the year ended December 31, 2003.

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

Stock Compensation Plans

SFAS No. 123, “Accounting for Stock-Based Compensation”, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided proforma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. Had compensation cost for the plan been determined based upon the fair value of the options at the grant dates, the Company’s net earnings per share for the year to date and quarters ended September 30, 2004 and 2003 would have been reduced to the proforma amounts indicated below:

WGNB Corp.
Notes to Consolidated Financial Statements

September 30, 2004
(unaudited)

(1)	Basis of Presention, continued

		For the three months ended September 30,
		2004	2003
Net earnings	As reported	$1,565,359	1,439,493
	Proforma	$1,565,359	1,439,493
Net earnings per share	As reported	$0.47	0.44
	Proforma	$0.47	0.44
Diluted earnings per share	As reported	$0.47	0.43
	Proforma	$0.47	0.43

		For the nine months ended September 30,
		2004	2003
Net earnings	As reported	$4,347,654	4,308,509
	Proforma	$4,252,900	4,158,795
Net earnings per share	As reported	$1.32	1.30
	Proforma	$1.29	1.26
Diluted earnings per share	As reported	$1.30	1.29
	Proforma	$1.27	1.24

The fair value of each option is estimated on the date of the grant using the Black-Scholes Model. The following weighted average assumptions were used for grants in 2004 and 2003, respectively: dividend yield of 2.43 percent and 2.41 percent, risk free interest rates of 4.12 percent and 4.90 percent, respectively, and an expected life of 10 years. For disclosure purposes, the Company immediately recognized the expense associated with the option grants assuming that all awards will vest. The compensation expense included in the proforma results was determined based on the fair value of the option at the time of grant multiplied by the number of options granted net of tax effect. No options were granted in the third quarters of 2004 or 2003.

(2)	Net Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

Reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the periods ended September 30, 2004 and September 30, 2003 are as follows:

WGNB Corp.
Notes to Consolidated Financial Statements

September 30, 2004
(unaudited)

(2)	Net Earnings Per Share, continued

	For the quarter ended September 30, 2004
			Earnings
	Net Earnings	Common Shares	per Share
Basic earnings per share	$1,565,359	3,296,793	$0.47
Effect of dilutive securities – Stock Options	—	50,594	(0.00)

Diluted earnings per share	$1,565,359	3,347,387	$0.47

	For the quarter ended September 30, 2003
			Earnings
	Net Earnings	Common Shares	per Share
Basic earnings per share	$1,439,493	3,307,827	$0.44
Effect of dilutive securities – Stock Options	—	44,237	(0.01)

Diluted earnings per share	$1,439,493	3,352,064	$0.43

	For the nine months ended September 30, 2004
			Earnings
	Net Earnings	Common Shares	per Share
Basic earnings per share	$4,347,654	3,303,337	$1.32
Effect of dilutive securities – Stock Options	—	50,594	(0.02)

Diluted earnings per share	$4,347,654	3,353,931	$1.30

	For the nine months ended September 30, 2003
			Earnings
	Net Earnings	Common Shares	per Share
Basic earnings per share	$4,308,509	3,308,637	$1.30
Effect of dilutive securities – Stock Options	—	44,237	(0.01)

Diluted earnings per share	$4,308,509	3,352,874	$1.29

(3)	Contingent Liabilities

Various legal actions and proceedings are pending or are threatened against the Company and its subsidiaries, some of which seek relief or damages in amounts that are substantial. These actions and proceedings arise in the ordinary course of the Company’s business. After consultation with legal counsel, management believes that the aggregate liability, if any, resulting from such pending and threatened actions and proceedings will not have a material adverse effect on the Company’s financial condition.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

     The following analysis compares WGNB Corp.’s results of operations for the quarter and nine month periods ended September 30, 2004 and 2003 and reviews the important factors affecting WGNB Corp.’s financial condition at September 30, 2004 compared to December 31, 2003. These comments should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes appearing elsewhere in this Report.

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

Results of Operations

Overview

     Net earnings for the nine months ended September 30, 2004 were $4.35 million, an increase of $39 thousand, or 0.9 percent, compared to the nine months ended September 30, 2003. The net earnings per diluted common share was $1.30, which was $0.01 more than the same period in 2003. Net earnings for the third quarter ended September 30, 2004 were $1.57 million compared to $1.44 million for the third quarter of 2003, an increase of 8.7 percent. Until the third quarter of 2004, the current year’s earnings trailed that of 2003. The primary reason for the lower earnings was reduced mortgage fee income in 2004. However, earnings have recovered considerably over the past four months due to loan growth and a concerted effort by management to reduce the Company’s overhead. The Company’s diluted earnings per share for the first three quarters of 2004 were $0.39, $0.44 and $0.47, respectively. Earning for the remainder of 2004 are expected to be slightly more than the first three quarters as loan growth continues to increase the Company’s net interest income.

Net Interest Income

     The Company’s 2004 year-to-date net interest income exceeded that of the same period in 2003 by $954 thousand, or 7.9 percent. In that same time period, average loans outstanding increased by $37.3 million or 13.1 percent. The year-to-date average yield on earning assets declined 34 basis points, from 6.71 percent as of September 30, 2003 to 6.37 percent as of September 30, 2004. The year-to-date average cost of funds decreased 29 basis points during the same time period, from 2.25 percent to 1.96 percent. Interest income was up $693 thousand, while interest expense was down $260 thousand, comparing the nine month periods ended September 30, 2004 and 2003. The year-to-date net interest margin for the two periods are very similar. The year-to-date net interest margin was 4.52 percent in 2004 compared to 4.59 percent in 2003. For the remainder of 2004, the average balance and yield on loans is expected to increase as higher loan balances work into average balances and recent market interest rate increases impact yields. If the Company is able to contain its cost of funds, the net interest margin and net interest income should increase. An additional factor in the increase in interest income is increased loan fees. Loan fees through September 30, 2004 were $1.24 million, an increase of $101 thousand, or 8.8 percent, from the same period in 2003.

     Comparing the third quarter ended September 30, 2004 with that of 2003, net interest income increased $363 thousand, or 8.8 percent. Over 38 percent of the total increase in net interest income is attributable to the third quarter alone. This momentum should carry to the fourth quarter as loan demand remains robust. In the first quarter of 2004, total loans grew by $23.2 million. In the second quarter of 2004, total loans grew by $14.1 million and in the third quarter, total loans grew by $12.5 million.

Non-Interest Income and Expense

     Non-interest income for the first nine months of 2004 increased $38 thousand, or 0.9 percent, when compared to the first nine months of 2003. Service charges on deposit accounts increased $298 thousand, or 11.1 percent, through the third quarter of 2004 compared to the nine month year-to-date amount for 2003. This increase was due primarily to increased income from non-sufficient funds charges generated by a higher volume of accounts. The primary reason for the slowing growth of non- interest income is the sharp decline in mortgage origination fees. Mortgage origination fees are approximately half what they were in 2003. The refinance volume experienced in earlier periods has substantially halted since the third quarter of 2003. The Company’s mortgage origination volume consists primarily of new and resale home financing as mortgage interest rates remain historically low. While mortgage rates are up from forty year lows, they are still favorable to home purchases. The housing market in the Company’s market area is robust and should remain steady through the remainder of 2004 into 2005 Miscellaneous income increased by $103 thousand, or 14.0 percent, when comparing the nine months ended 2004 with that of 2003.

     Non-interest income for the third quarter ended September 30, 2004 increased $119 thousand, or 8.8 percent, when compared to the third quarter ended September 30, 2003. The increase was attributable to service charges on deposit accounts increasing $78 thousand, or 8.2 percent, mortgage origination fee income decreasing $118 thousand, or 48.9 percent, and miscellaneous income increasing $159 thousand, or 108.4 percent. The increase in miscellaneous income is primarily due to write downs in foreclosed property and repossessed assets which took place in the third quarter of 2003.

     Non-interest expense increased $686 thousand, or 7.1 percent, for the three quarters ended September 30, 2004 compared to the same period in 2003. Salaries and employee benefits accounted for $361 thousand or 53 percent of the increase. Salaries accounted for $188 of the increase and employee benefits accounted for $173 of the increase. Moreover, while salaries have increased 4.9 percent, benefits have increased 8.9 percent. This is attributable to rising group health insurance cost, a trend that does not appear to be subsiding. The Bank has maintained its full time equivalent employee count relatively flat at 149 as of September 30, 2004, compare to 146 in September of 2003 while growing its assets $65.4 million.

     Occupancy expenses for year-to-date 2004 increased $127 thousand, or 9.5 percent, from the same period in 2003. This increase is primarily attributable to increased depreciation expense related to upgrading the Bank’s main office, operations center, Villa Rica and First Tuesday Mall branches. In addition, the Bank has purchased and placed in service a significant number of replacement personal computers due to antiquation. Its total depreciation expense has increased $57 thousand comparing the nine-month periods ended September 30, 2004 with that of 2003. The increase in depreciation and occupancy expense is not expected to decline in the immediate future as the Company intends to open its new Mirror Lake facility in early 2005.

     Total other operating expenses for this period increased $198 thousand, or 7.7 percent. Approximately $80 thousand of the increase in other operating expenses is attributable to other professional fees, including those related to executive coaching and reorganization and realignment of executive and senior management subsequent to the retirement of the Bank’s former president. Additionally, the Company continues to incur increased accounting and legal fees related to compliance with provisions of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), and related requirements of the Securities Exchange Commission and NASDAQ. The price of being a public company is expected to continue to increase as the Company prepares for compliance with Section 404 of Sarbanes-Oxley. That provision requires the Company to document and test its internal control procedures related to financial reporting by December 31, 2005.

     Comparing non-interest expense for the third quarter of 2004 to the third quarter of 2003, similar factors and trends hold true. Total non-interest expense increased $134 thousand, or 4.1 percent, comparing the third quarters ended 2004 and 2003. Salaries and benefits accounted for $101 thousand of the increase and other operating expenses accounted for $54 thousand of the increase. Occupancy expenses actually declined $20 thousand which was attributable to the uncapitalizable cost related to the renovation of the Bank’s main office and branch facilities in the last half of 2003. As stated above, occupancy expense is expected to increase after 2004 with the opening of the Mirror Lake facility in early 2005.

Income Taxes

     Income tax expense for the nine months ended September 30, 2004 was $1.88 million compared to $2.02 million for the same period in 2003. The effective tax rate for the period ended September 30, 2004 was 30.2 percent compared to 31.9 percent for the same period in 2003. The reduced marginal rate is due to the purchase of federal and state tax credits and reduced state taxes related to interest income from tax free investment securities.

Provision and Allowance for Loan Losses

     The adequacy of the allowance for loan losses is determined through management’s informed judgment concerning the amount of risk inherent in the Company’s loan portfolio. This judgment is based on such factors as the change in levels of non-performing and past due loans, historical loan loss experience, borrowers’ financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions. The allowance for loan losses at September 30, 2004 was $4.0 million, or 1.17 percent, of total loans compared to $3.5 million, or 1.18 percent, of total loans at December 31, 2003. Management believes that the allowance for loan losses is adequate to absorb possible loss in the loan portfolio. The provision for loan losses has increased from September 30, 2003 to September 30, 2004 due to any potential loss on $54 million of loan growth since September 30, 2003.

Non-Performing Assets and Past Due Loans

     Non-performing assets, comprised of real estate owned, non-accrual loans and loans for which payments are more than 90 days past due, totaled $2.2 million at September 30, 2004 compared to $2.4 million at September 30, 2003. Non-performing assets expressed as a percentage of total loans and real estate owned at September 30, 2004 and September 30, 2003 were 0.6 percent and 0.8 percent, respectively.

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

Financial Condition

Overview

     Total assets were $445 million at September 30, 2004, an increase of $51.5 million, or 13.1 percent, from December 31, 2003.

Assets and Funding

     The balance sheet has grown significantly since December 31, 2003. At September 30, 2004, earning assets totaled $417 million which represents an increase of $48.7 million or 13.2 percent since December 31, 2003. This is the biggest dollar increase in earning assets in a nine-month period the Company has experienced in its almost 60 year history. Most of the increase in interest earning assets was attributable to loans. Total loans have grown $50.3 million, or 17.0 percent, since December 31, 2003. If one measures loan growth over a one year period from September 30, 2003 to 2004, total loans have grown $54.0 million, or 18.5 percent.

     At September 30, 2004, interest-bearing liabilities had increased $39.7 million, or 12.9 percent, compared to those at December 31, 2003. Non-interest-bearing demand deposits increased $8.7 million, or 21.8 percent, for the nine months ended September 30, 2004. Interest bearing demand deposits decreased $3.9 million, or 2.8 percent, and certificates of deposit increased $33.1 million, or 29.2 percent. As of December 31, 2003, transaction and savings accounts constituted 62.6 percent and certificates of deposits accounted for 37.4 percent of the Bank’s total deposits. Those same percentages for the period ended September 30, 2004 were 57.1 percent for transaction and savings accounts and 42.9 percent certificates of deposit. At September 30, 2004, deposits represented 84.2 percent of interest-bearing liabilities, and Federal Home Loan Bank advances represented 15.8 percent of the total.

Liquidity and Capital Resources

     Net cash provided by operating activities totaled $5.5 million for the nine months ended September 30, 2004. Net cash used by investing activities totaled $52.4 million and consisted primarily of a $50.8 million increase in loans outstanding. The increase in loans was funded by existing cash on the balance sheet and increases in certificates of deposit. Net cash generated by financing activities was $46.3 million, a result of an increase in total deposits of $38.5 million which was made up primarily of a $33.1 million increase in certificates of deposit and a $10 million increase in Federal Home Loan Bank Advances. The net decrease in cash and cash equivalents as of September 30, 2004 was $572 thousand.

     Total stockholders’ equity at September 30, 2004 was 9.9 percent of total assets compared to 10.7 percent at December 31, 2003. The decrease in the capital percentage is attributed to the Company’s decrease in common stock and additional paid in capital of $361 thousand as a result of the Company’s stock buy back program currently in place, an increase in retained earnings of $2.5 million and a $51.5 million increase in total assets when compared to those at December 31, 2003.

     At September 30, 2004, WGNB Corp. was in compliance with various regulatory capital requirements administered by federal and state banking agencies. The following is a table representing WGNB Corp.’s consolidated Tier-1, tangible capital, and risk-based capital.

	September 30, 2004
	Actual		Required		Excess
	Amount	%	Amount	%	Amount	%
Total capital (to risk- weighted assets)	$46,846	12.99%	$28,840	8.00%	$18,006	4.99%
Tier 1 capital (to risk- weighted assets)	42,804	11.87%	14,420	4.00%	28,384	7.87%
Tier 1 capital (to average assets)	42,804	9.72%	17,620	4.00%	25,184	5.72%

Off Balance Sheet Risks

     Through the operations of the Bank, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time. At September 30, 2004, the Bank had issued commitments to extend credit of $57.6 million through various types of commercial lending arrangements and additional commitments through standby letters of credit of $8.5 million. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The Company manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The Company has little or no risk related to trading accounts, commodities and foreign exchanges.

     Interest rate risk, which encompasses price risk, is the exposure of a banking organization’s financial condition and earnings ability to adverse movements in interest rates. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2003, which reflected changes in market prices and rates, can be found in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2003 under section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Asset/Liability Management.”

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

     There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

     There are no material, pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject. For further information, see Note 3 of Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (a) None

     (b) The Company has previously reported the completion of a registered public offering pursuant to which it sold 200,000 shares of its Common Stock at a purchase price of $24.00 per share. The net proceeds from the offering (which was completed in April 2002) of $4,766,454 have not yet been used by the Company but continue to remain invested in corporate bonds, trust preferred securities and federal funds.

     (c) Issuer Purchases of Equity Securities

			(c) Total Number of
			Shares Purchased as	(d) Dollar Value of
	(a) Total Number		Part of Publicly	Shares that May Yet Be
	of Shares	(b) Average Price	Announced Plans or	Purchased Under the
	Purchased	Paid per Share	Programs	Plans or Programs
July 1, 2004 through July 30, 2004	10,000 (1)	29.50	10,000	$536,309
August 1, 2004 through August 30, 2004	—	—	—	$536,309
Sept 1, 2004 through Sept 30, 2004	—	—	—	$536,309

Total	10,000	29.50	10,000	$536,309

(1) In 1996, the Board of Directors approved a Stock Repurchase Plan of up to $2 million of the Company’s Common Stock. During 2001, the Board of Directors approved the repurchase of an additional $1 million, for a total of $3 million available for repurchase under this Plan. The shares were authorized to be purchased, from time to time, in open market transactions or privately negotiated transactions. The repurchase program is being effected from time to time, based on our evaluation of market conditions and other factors. The Company has used and plans to continue to use existing cash to fund the repurchases. All of the shares repurchased during the three months ended September 30, 2004 were purchased in open market transactions through this program.

     During the third quarter of 2004, the Company declared and paid quarterly cash dividends amounting to $0.1975 per share. The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     None

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

     On July 6, 2004, the Company furnished a current report on Form 8-K to disclose under Item 12 the issuance of its press release announcing the Company’s results of operations for the quarterly period ended June 30, 2004.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2004

WGNB CORP.

	By:	/s/ L. Leighton Alston

L. Leighton Alston
President and CEO

	By:	/s/ Steven J. Haack

Steven J. Haack
Treasurer
Principal Financial Officer