Form 10-K
period 2004-12-31
WGNB CORP
filed 2005-03-28
CIK 1115568

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the transition period from to

Commission File No. 000-30805

WGNB CORP.

(Exact name of registrant as specified in its charter)

Georgia	58-1640130
(State of incorporation)	(I.R.S. Employer Identification No.)

201 Maple Street
P.O. Box 280	(770) 832-3557
Carrollton, Georgia 30117	(Registrant’s telephone number,
(Address of principal executive offices)	Including area code)

Securities registered pursuant to Section 12(b) of the Act: N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.25 par value
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

     The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2004 which is the last business day of its most recently completed second fiscal quarter, was approximately $52,299,128 based on a per share price of $28.00 (which is the average of the ask and bid price reported by the NASDAQ Stock Market) as of such date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the Registrant’s Common Stock have been excluded in that such persons may be deemed affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 14, 2005, there were 3,324,504 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

WGNB CORP.

2004 Form 10-K Annual Report

PART I

Item 1. Business

General

     WGNB Corp. is a $442 million asset bank holding company headquartered in Carrollton, Georgia. The Company was organized as a business corporation under the laws of the State of Georgia in 1984 and is a registered bank holding company under the federal Bank Holding Company Act of 1956, as amended, and under the bank holding company laws of the State of Georgia. The Company conducts operations in western Georgia through its wholly-owned subsidiary, West Georgia National Bank (the “Bank”). The Bank was organized in 1946 as a national banking association under the federal banking laws of the United States. As of March 14, 2005, the Company had 3,324,504 issued and outstanding shares of common stock, $1.25 par value per share (the “Common Stock”), held by approximately 900 shareholders of record.

     The Company conducts all of its business through the Bank. The executive offices of the Company and the main office of the Bank are located at 201 Maple Street, Carrollton, Georgia 30117. Access to the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports is available at the Company’s website, www.wgnb.com in the investor relations tab.

The Bank

     The Bank is a full service commercial bank offering a variety of services customary for community banks of similar size which are designed to meet the banking needs of individuals and small to medium-sized businesses. The Bank attracts most of its deposits from Carroll and Douglas Counties and conducts most of its lending transactions from an area encompassing Carroll, Douglas and Paulding Counties.

     The Bank’s main office is located in Carrollton, Georgia. The Bank operates a total of seven branches and six additional 24-hour ATM sites located in Carroll and Douglas Counties in Georgia. The Bank operates, in addition to its main office, two additional branches in the city of Carrollton, two branches in Villa Rica, one branch in Bowdon and one branch in Douglasville, Georgia.

     As a convenience to its customers, the Bank offers at all of its branch locations drive-thru teller windows and 24-hour automated teller machines. All but one location has Saturday banking hours. The Bank is a member of Star, Cirrus and several other ATM networks of automated teller machines that permit Bank customers to perform monetary transactions in most cities throughout the southeast and other regions. The Bank also offers Internet banking services through its web site located at www.wgnb.com. Information included on the Bank’s website is not a part of this Report.

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

     As of December 31, 2004, the Bank had deposits of approximately $338 million, and approximately 27 thousand deposit accounts. No material portion of the Bank’s deposits relates to one or a few persons or entities (including federal, state and local governments and agencies). The loss of any one or a few principal deposit customers would not be likely to have a material adverse effect on the operations or earnings of the Bank.

     The following table sets forth the mix of depository accounts at the Bank as a percentage of total deposits as of December 31, 2004.

Deposit Mix

At December 31, 2004
Non-interesting bearing demand	13%
NOW accounts and money market	39%
Savings	4%
Time Deposits
Under $100,000	27%
$100,000 and over	17%

100.00%

     Lending Services. The Bank’s lending business consists principally of making consumer loans to individuals and commercial loans to small and medium-sized businesses and professional concerns. In addition, the Bank makes secured real estate loans, including residential and commercial construction loans, and first and second mortgage loans for the acquisition or improvement of personal residences. As of December 31, 2004, the Bank had approximately $357 million in total loans outstanding, representing 81% of its total assets of approximately $442 million. The loan portfolio is made up of both fixed and adjustable rate loans. Approximately 59% of the Company’s total loan portfolio is fixed rate and 41% is adjustable rate as of December 31, 2004. No material portion of the Bank’s loans is concentrated within a single industry or group of related industries. The Bank is not dependent to any material degree upon any single borrower or a few principal borrowers. The loss of any individual borrower or of a few principal borrowers would not be likely to have a material adverse effect on the operations or earnings of the Bank.

     Real Estate Loans. Loans secured by real estate make up the primary component of the Bank’s loan portfolio, constituting approximately $288 million, or 81%, of the Bank’s total loans as of December 31, 2004. Approximately 56% of the real estate loans are fixed rate and 44% are adjustable rate. Approximately 49% of the fixed rate real estate loans mature in one year or less and approximately 90% of the fixed rate real estate loans mature in five years or less. These loans consist of commercial real estate loans, construction and development loans, residential real estate loans and home equity loans. Real estate loans are collateralized by commercial and residential real estate in the Company’s primary and secondary market areas. The types of real estate that typically constitute collateral include primary and secondary residences for individuals, including multi-family projects, places of business, real estate for agricultural uses and undeveloped land.

     Commercial Loans, Other Than Commercial Loans Secured by Real Estate. The Bank makes loans for commercial purposes in various industries resident to its market area. As of December 31, 2004, commercial loans constituted approximately $51 million, or 14% of the Bank’s total loans. Approximately 61% of commercial loans are fixed rate while 39% are adjustable. The typical commercial loan has a maturity of three years or less. The typical commercial loan has collateral such as equipment for business use and inventory and may include unsecured working capital lines.

     Consumer Loans. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans and lines of credit. As of December 31, 2004, the Bank held approximately $19 million of consumer loans, representing 5% of its total loans. Consumer loans are primarily fixed rate in nature with 95% of this loan category carrying fixed rates. These loans are typically collateralized by personal automobiles, recreational vehicles or cash on deposit and may include unsecured loans to individuals.

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

     Commercial loans and loans secured by commercial and multi-family real estate properties are generally larger and involve a greater degree of credit risk than one-to-four family residential mortgage loans. Because payments on these loans are often dependent on the successful operation of the business or management of the property, repayment of such loans may be subject to adverse conditions in the economy or real estate markets. It has been the Bank’s practice to underwrite such loans based on its analysis of the amount of cash flow generated by the business and the resulting ability of the borrower to meet its payment obligations. In addition, the Bank, in general, seeks to obtain a personal guarantee of the loan by the owner of the business and, under certain circumstances, seeks additional collateral.

     Construction loans are generally considered to involve a higher degree of credit risk than residential mortgage loans. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the security property’s value upon completion of construction as compared to the estimated costs of construction, including interest and fees. In addition, the Bank assumes certain risks associated with the borrower’s ability to complete construction in a timely and workmanlike manner. If the estimate of value proves to be inaccurate, or if construction is not performed timely or in a quality manner, the Bank may be confronted with a project which, when completed, has a value insufficient to assure full repayment or to advance funds beyond the amount originally committed to permit completion of the project. Additionally, the Bank limits draws on construction projects on a percentage of completion basis which is monitored by an independent inspection process.

     Target Concentrations & Loan Portfolio Mix. The Bank has target concentration and portfolio mix limits written in its loan policy. The goal of the policy is to avoid concentrations that would result in a particular loan or collateral type, industry or geographic area comprising a large part of the whole portfolio. The portfolio should be varied enough to obtain a balance of maximum yield and acceptable risk. The loan portfolio mix is reported and reviewed quarterly by the Board of Directors. Concentration targets are evaluated periodically to determine changes in risk profiles and market need. The following represents target concentrations of loans by category as a percentage of total loans:

Unsecured loans	6%
Loans secured by:
Residential real estate	30%
Commercial real estate	35%
Convenience stores assets	6%
Hotels/motels	5%
Poultry facilities	7%
Acquisition & development/construction loans	30%
Commercial and industrial purpose loans	20%
Exceptions to primary and secondary trade area	15%

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

     Legal Lending Limit. The Bank is subject to loans to one borrower limitations prescribed for national banks by the Office of the Comptroller of the Currency (see Supervision and Regulation). The legal lending limit to a single borrower by regulation is 15% of a bank’s total capital plus reserves, plus an additional 10% of a bank’s capital and reserves if the amount exceeding the 15% general limit is secured by readily marketable securities. The Bank, however, has adopted an internal policy requiring all exposure above 15% of capital and reserves to be approved by the entire Board of Directors unless certain conditions are met including one or more of the following:

•	the amounts exceeding the limit are sold on a non-recourse basis;

•	the amounts exceeding the limit are secured by readily marketable securities, up to a limit of 25% of capital and reserves; or

•	the amounts exceeding the limit are secured by a perfected first lien security interest in one-to-four family real estate in an amount that does not exceed 80% of the appraised value of the property and the outstanding indebtedness to the borrower does not exceed the lesser of 20% of capital and reserves, or $10 million; or

•	the amounts exceeding the limit are for small business purposes and secured by non-farm nonresidential properties or are commercial or industrial loans, but in no event can the outstanding indebtedness exceed the lesser of 20% of capital and reserves, or $10 million.

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

     Collateral is not considered a substitute for the borrower’s ability to repay. Collateral serves as a way to control the borrower and provide additional sources of repayment in the event of default. The quality and liquidity of the collateral are of paramount importance and must be confirmed before the loan is made. The Bank has loan-to- value and margin guidelines that are varied depending on the type of collateral offered. Loans secured by liquid assets and securities carry margins of 75% to 100% depending on the liquidity and price volatility of the asset. Loans to value on various types of real estate credits generally do not exceed 85% with most below 80%. Installment loans, in general, allow for a maximum loan to collateral value of 85%. In addition, there are limits on terms of repayment of loans for automobiles and related collateral which are dependent on the age of the asset. There are certain exceptions to the loan to value guidelines that are dependent on the overall creditworthiness of the borrower.

     Loan Approval. The Bank’s loan approval policies provide for various levels of officer lending authority. When the aggregate outstanding loans to a single borrower exceeds an individual officer’s lending authority, the loan request must be considered and approved by an officer with a higher lending limit or an officers’ loan committee (the “OLC”). Individual officer’s secured and unsecured lending limits range from $5,000 to $100,000, depending on seniority. The OLC, which consists of the president, one executive vice president, two senior vice presidents and other lenders, has a lending limit of $500,000 for secured and $200,000 for unsecured loans. Loans between $500,000 and the Bank’s legal lending limit must be approved by an executive loan committee, which is made up of the CEO of the Company, the President of the Bank and six outside directors.

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

     During the last quarter of 2004, the loan review officer position was vacant. Therefore, the loan review schedule was not completed for 2004. During this time, the President served in the capacity of monitoring and approving risk ratings. Other employees prepared and monitored loan review data. The loan review position has been filled with a qualified candidate as of March 1, 2005.

Market Area

     The following statistical data is based on information contained in a report published by the University of West Georgia Department of Economics dated November 4, 2004 and information published by the FDIC on its web site.

     The Bank’s primary market area includes all of Carroll, Douglas and Paulding Counties in Georgia. Approximately 94% of the Bank’s deposit customers reside in Carroll County, although it attracts some loan business from neighboring Douglas and Paulding Counties. The Bank’s secondary market area includes the Georgia counties of Heard, Haralson and Coweta, and the Alabama counties of Clebourne and Randolph. Carroll County is located approximately 45 miles southwest of Atlanta and 90 miles east of Birmingham, Alabama. Carroll County ranks 29th among Georgia’s 159 counties in land area with 499 square miles and 20th (up from 23rd in 2000) in population with a 2003 population of 98,525. Carroll County’s major industries include manufacturing, wholesale trade, food processing, paper and lumber products, construction and health services. The Bank’s main office is located in Carrollton, which is the county seat for Carroll County. The University of West Georgia, which serves more than 9,000 students, Southwire Inc. and Tanner Medical Center are also located in Carrollton.

     During the 1990’s the Carroll County grew at an average annual rate of 2%, down slightly from the 2.5% annual rate in the 1980’s and slower than the State of Georgia annual growth rate of 2.4%. Net migration accounted for 60% of the 1990 population growth, while 40% was due to natural increase. Carroll County’s population growth has accelerated in recent years, growing at an annual average rate of 3.8% from 2000-2003. This is almost double the County’s growth rate in the 1990’s. From April 2000 to July 2003, Carroll’s population grew 11,250 with net migration accounting for 80% of the change and most of the growth occurring on the I-20 corridor near Villa Rica and Temple, Georgia.

     Carroll County continues to be the largest deposit base county in the Bank’s market area with Douglas County, to its east, and Paulding County, to its north, emerging as deposit growth areas. The compound annual growth rate for deposits at financial institutions in Carroll County for the years 1993-2003 was 5%. The amount of total deposits in Carroll County was approximately $1.29 billion as of June 30, 2004, compared to total deposits of approximately $710 million as of June 30, 1993. The Bank holds 23% of the market’s deposits and the number one position in Carroll County market share. The number two, three and four banks have 20%, 13% and 8%, respectively. The top four banks held a total of 65% of the market share of deposits in Carroll County.

     Douglas County had the second largest deposit base in our market area with $973 million in total deposits, and Paulding County had the third largest base with $745 million in total deposits, as of June 30, 2004. The Bank held a market share of 2% of total deposits in Douglas County or $21 million as of June 30, 2004, representing the 10th largest deposit market share for any financial institution located in Douglas County. The bank has no deposits in Paulding County.

     The Bank established two branches in the Douglas County market over the past four years. One branch is located on Highway 5 just south of I-20 and the other is located in a rapidly developing area known as Mirror Lake located on Mirror Lake Boulevard just north of I-20. The Bank moved into its permanent facility located in front of The Village at Mirror Lake Shopping Center in February 2005. The Bank intends to serve the Douglas County market with these two locations.

     Douglas County ranks 139th out of 159 counties in land area with 199 square miles, but 16th in population in Georgia for 2003 with a population of 102,015. During the 90’s, Douglas grew at an annual rate of 2.6% with migration accounting for 65% of that growth. From 2000 to 2003 that growth rate increased to an average annual rate of 3.2% per year. Based on building permit activity, Douglas joined Carroll, Coweta, and Paulding as one of the 100 fastest-growing counties in the U.S., ranking 99th in the nation. In recent years, the city of Douglasville represented 65% of the growth the county experienced. Douglasville’s population growth was the result of new residential construction and annexation of county land into the city.

Competition

     The Bank operates in a competitive environment, competing for deposits and/or loans with commercial banks, thrifts and other financial entities. Principal competitors include other small community commercial banks (such as McIntosh Commercial Bank, First Georgia Community Bank, Community Bank of West Georgia and Hometown Bank of Villa Rica) and larger institutions with branches in the Bank’s market area such as CB&T of West Georgia (a division of Synovus Bank), BB&T, Regions Bank, United Community Bank, Bank of America, SunTrust Bank and SouthTrust Bank. Numerous mergers and consolidations involving banks in the Bank’s market area have occurred, requiring the Bank to compete with banks with greater resources. However, West Georgia National Bank is the largest and oldest independent bank in Carroll County. McIntosh Commercial Bank commenced operations in the fourth quarter of 2002, Community Bank of West Georgia commenced operations in the second quarter of 2003, First Georgia Community Bank commenced operations in the third quarter of 2003 and Peoples Community National Bank commenced operations in the third quarter of 2004. The de novo banks are limited in their funding strategies because they typically do not have access to wholesale funding. Given the limited growth in total deposits in Carroll County, this has the effect of running up deposit rates as the new banks compete for funds in the market area.

     The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. Many of the financial institutions operating in the Bank’s market area offer services such as trust, investment and international banking, which the Bank does not offer, and have greater financial resources or have substantially higher lending limits than the Bank.

     To compete with other financial services providers, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customers’ needs. Management believes that the Bank has an opportunity to establish business ties with customers who have been displaced by the consolidations and desire to forge banking relationships with locally owned and managed institutions. In addition, as commercial customers’ needs outgrow a de novo bank’s ability to fund their business, the Bank has a higher loan to one borrower limit.

     The Bank offers many personalized services and attracts customers by being responsive and sensitive to the needs of the community. The Bank relies not only on the goodwill and referrals of satisfied customers, as well as traditional media advertising to attract new customers, but also on individuals who develop new relationships to build its customer base. To enhance the Bank’s image in the community, the Bank supports and participates in many events. Employees, officers and directors represent the Bank on many boards and local civic and charitable organizations.

Employees

     As of December 31, 2004, the Bank had 143 full time equivalent employees, none of whom is a party to a collective bargaining agreement. Certain executive officers of the Bank also serve as the officers of the Company (which does not have compensated employees). The Company believes that the Bank enjoys satisfactory relations with its employees.

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

     Financial Services Modernization Act. On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act of 1999, known as the Financial Services Modernization Act of 1999, which repeals many of the restrictions on the activities of banks and bank holding companies. The law establishes two new structures – “financial holding companies” and “financial subsidiaries” – that enable qualifying bank holding companies and banks to provide a wide variety of financial services that formerly could be performed only by insurance companies and securities firms. The law also permits bank affiliations with insurance and securities firms. At this time, the Company does not intend to seek qualification to enter into these additional financial services areas.

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

     Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC or any other appropriate federal agency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could pose additional requirements and limitations on the bank. The Bank was examined for CRA compliance in May 2003 and received a CRA rating of “outstanding.”

     Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to Georgia usury laws and certain federal laws concerning interest rates. The Bank’s loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, the Soldiers’ and Sailors’ Civil Relief Act of 1940 governing the repayment terms of, and property rights underlying, secured obligations of persons in military service, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services. The Bank’s commercial transactions are also subject to the provisions of the Uniform Commercial Code and other provisions of The Georgia Code Annotated.

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

     As discussed below, additional capital requirements imposed by the OCC may limit the Bank’s ability to pay dividends to the Company. The Bank declared dividends in the amount of $2,564,479 to the Company during 2004. Under the OCC guidelines, as of December 31, 2004, the Bank was permitted to pay the Company dividends of up to $10,668,000 in addition to current earnings without obtaining prior regulatory approval.

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

     Under the guidelines, banks’ and bank holding companies’ assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-

weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

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

Regulation W

     The Company and its banking affiliates are subject to Regulation W, which provides guidance on permissible activities and transactions between affiliated companies. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:

•	to an amount equal to 10% of the bank’s capital and surplus, in the case of covered transactions with any one affiliate; and

•	to an amount equal to 20% of the bank’s capital and surplus, in the case of covered transactions with all affiliates.

     In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” includes:

•	a loan or extension of credit to an affiliate;

•	a purchase of, or an investment in, securities issued by an affiliate;

•	a purchase of assets from an affiliate, with some exceptions;

•	the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and

•	the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

     In addition, under Regulation W:

•	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

•	covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

•	with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

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

Consumer Credit Reporting

     On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act (the “FAIR Act”), amending the federal Fair Credit Reporting Act (the “FCRA”). A number of amendments to the FCRA (the “FCRA Amendments”) became effective in 2004 while others are still subject to the public comment process and final rulemaking. The FCRA Amendments include, among other things:

•	new requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

•	new consumer notice requirements for lenders that use consumer report information in connection with risk-based credit pricing programs;

•	for entities that furnish information to consumer reporting agencies(which would include the Bank), new requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information, and regarding the correction of previously furnished information that is later determined to be inaccurate; and

•	a new requirement for mortgage lenders to disclose credit scores to consumers.

     The FCRA Amendments also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes, subject to certain exceptions. The Company and the Bank have implemented procedures to comply with those new rules that have become effective and will take steps to implement appropriate procedures to comply with those rules that are to become effective at a later date.

Sarbanes-Oxley Act of 2002

     On July 30, 2002, the Sarbanes-Oxley Act of 2002 was enacted. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act established: (i) new requirements for audit committees, including independence, expertise and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions became effective over a period of time and are subject to rulemaking by the SEC. Because WGNB Corp.’s Common Stock is registered with the SEC, it is currently subject to this Act.

     Since the Sarbanes-Oxley Act was enacted in 2002 and continuing through 2004, the SEC and Nasdaq Stock Market issued new regulations affecting the Company’s corporate governance and heightening its disclosure requirements. Among the many new changes are enhanced proxy statement disclosures on corporate governance, stricter independence requirements for the Board of Directors and its committees, and posting of various SEC reports on the Company’s website. While the full impact of the Sarbanes-Oxley Act and the increased costs related to the Company’s compliance are still uncertain and evolving, management does not expect that compliance will have a material impact on the Company’s financial condition or results of operation.

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

     The Company’s success depends on its ability to compete effectively in the competitive financial services industry — The Company and the Bank encounter strong competition for deposits, loans, and other financial services in all of their lines of business. The Company’s principal competitors include other commercial banks, savings banks, credit unions and savings and loan associations. Many of the Company’s competitors are significantly larger and have greater access to capital and other resources. In recent years, there has been substantial consolidation among companies in the financial services industry. Such consolidation may increase competition because consolidation creates larger entities who may be able to offer additional services that the Company is unable to offer, have greater financial resources or have substantially higher lending limits to compete with. Further, the Company’s ability to compete effectively is dependent on its ability to adapt successfully to technological and other changes within the banking and financial services industry.

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

     The Company is subject to credit risk inherent in the Bank’s loan portfolio - In the financial services industry, there is always a risk that certain borrowers may not repay borrowings. The Bank maintains a reserve for loan losses to absorb the level of losses that it estimates to be probable in its portfolio. However, its reserve for loan losses may not be sufficient to cover the loan losses that it may actually incur. If the Bank experiences defaults by borrowers in any of its businesses, the Company’s earnings could be negatively affected. Changes in local economic conditions could adversely affect credit quality in its loan portfolio. In addition, federal and state regulators periodically review the Bank’s loan portfolio and may require it to increase the provision for loan losses or recognize loan charge-offs. Their conclusions about the quality of the loan portfolio may be different from the Bank. Any increase in the allowance for loan losses or charge-offs as required by these regulatory agencies could have a negative effect on the Company’s operating results.

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

     The Company and the Bank’s main office is located at 201 Maple Street in Carrollton, Georgia near the city’s downtown square at the intersection of Georgia Highway 16 and U.S. Highway 27. The Bank has two other locations within the city limits of Carrollton. The First Tuesday Mall office is located at 1004 Bankhead Highway and the Motor office is located at 314 Newnan Street. In addition, the Bank has two other locations in Carroll County, one located at 725 Bankhead Highway, Villa Rica, Georgia and another located at 205 East College Street, Bowdon, Georgia. All locations are typical of branch banking facilities located throughout the United States and all locations, except the Motor office, are full service locations. The Motor office provides primarily teller and ATM transactions and does not originate loans. As to its Douglas County locations, the permanent Mirror Lake branch opened February 2005. The Mirror Lake branch is located on the northeast corner of Mirror Lake Boulevard and Conner Road in front of the Village at Mirror Lake shopping center. A second Douglas County branch is located at 9557 Georgia Highway 5 in Douglasville.

     The Bank’s main office, operations center and related parking are located on approximately 2.5 acres. The main office is a two-story building with a total of approximately 19,100 square feet housing its lobby, retail offices, administrative and executive offices. The operations center is a two-story building with a total of approximately 12,200 square feet housing a computer room, administrative offices and storage facilities. The branch offices (with the exception of the Motor office which is approximately 700 square feet) are typical of other banking facilities and are approximately 5,000 square feet in size. The Mirror Lake branch provides a new look for the Bank and features customer-centric features such as concierge customer service areas with workstations and internet connectivity. The branch utilizes a remote teller system and is designed to be high-touch customer service and low-touch transactional service. Each branch location has an ATM that is either walk-up or drive-up. The Motor office and Douglasville offices are leased facilities. All of the other office facilities are owned. The Bank also operates six additional ATM on leased properties located throughout the Carrollton and Villa Rica areas.

Item 3.	Legal Proceedings

     While the Company and its subsidiaries are from time to time party to various legal proceedings arising from the ordinary course of business, management believes that there are no proceedings of material risk threatened or pending.

Item 4.	Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5.	Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

     The Company’s Common Stock is traded on the NASDAQ SmallCap Market System under trading symbol “WGNB”. Approximately 900 shareholders of record held the Common Stock as of March 14, 2005. Set forth below are the high and low bid prices for each full quarterly period during 2003 and 2004 and the dividends declared and paid per share of Common Stock for those periods.

	Price Range Per Share
			Dividends
	Low	High	Paid Per Share
2003:
First Quarter	$24.52	$28.75	$0.160
Second Quarter	25.25	37.25	0.165
Third Quarter	25.50	27.10	0.170
Fourth Quarter	26.27	31.17	0.175

2004:
First Quarter	$28.07	$31.25	$0.183
Second Quarter	28.00	30.40	0.190
Third Quarter	27.50	29.75	0.198
Fourth Quarter	29.15	30.52	0.210

Dividends

     The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements. See “Supervision and Regulation — Dividends.”

Recent Sales of Unregistered Securities

     The Company issued the following securities during the year ended December 31, 2004 without registering the securities under the Securities Act: Directors may elect to receive compensation for their services to the Company and the Bank in shares of Common Stock or cash. During 2004, one director of the Bank received 428 shares in payment of deferred director compensation for an aggregate consideration owed to him by the Bank of $12,840 and 15,639 options to purchase the Company’s Common Stock were granted to certain executive officers under the Company’s 2003 Stock Incentive Plan. The sale of the shares and the grant of the options were exempt from registration under the Securities Act, pursuant to Section 4(2) thereof, as a transaction not involving a public offering. The Company has since registered the shares reserved for issuance under the 2003 Stock Incentive Plan (including the shares subject to the outstanding options granted to its executive officers) on Form S-8.

Uses of Proceeds from Registered Securities

     The Company has previously reported the completion of a registered public offering pursuant to which it sold 200,000 shares of its Common Stock at a purchase price of $24.00 per share. The net proceeds from the offering (which was completed in April 2002) of $4,766,454 continue to remain invested in corporate bonds and federal funds.

Issuer Purchases of Equity Securities

     The Company did not make any repurchases of its equity securities during the fourth quarter of 2004.

Item 6.	Selected Financial Data

     The selected consolidated financial data of the Company for and as of the end of each of the periods indicated in the five-year period ended December 31, 2004 have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company, including the notes to those consolidated financial statements contained elsewhere in this Report.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
For the Year:
Total Interest Income	$25,268	$23,542	$24,296	$26,548	$24,049
Total Interest Expense	7,570	7,527	8,724	12,069	10,356
Net Interest Income	17,698	16,015	15,572	14,479	13,692
Provision for Loan Losses	925	350	483	910	509
Net Interest Income After Provision for Loan Losses	16,773	15,665	15,089	13,569	13,184
Total Other Income	5,637	5,554	5,251	4,550	2,991
Total Other Expense	13,664	12,752	12,127	10,859	9,283
Earnings Before Income Taxes	8,746	8,467	8,213	7,260	6,892
Income Taxes	2,682	2,680	2,668	2,471	2,487
Net earnings	6,064	5,787	5,545	4,789	4,404
Per Share Data:
Net earnings	1.83	1.75	1.71	1.55	1.42
Diluted net earnings	1.81	1.72	1.69	1.52	1.41
Cash dividends declared	.78	.67	.60	.55	.48
Book value	13.52	12.72	11.65	9.42	8.30
Tangible book value	13.52	12.72	11.65	9.42	8.30
At Year End:
Total loans	356,909	296,498	273,471	253,805	228,467
Earning assets	425,062	367,694	360,226	331,690	272,512
Assets	441,929	393,216	385,121	350,222	289,112
Total deposits	338,398	303,316	298,726	280,531	233,811
Stockholders’ equity	44,962	42,089	38,520	29,204	25,687
Common shares outstanding	3,325,774	3,306,452	3,306,733	3,100,355	3,095,455
Average Balances:
Total loans	330,159	287,861	262,781	248,863	210,127
Earning assets	404,121	357,468	337,583	310,027	259,736
Assets	428,637	384,395	357,418	326,653	276,719
Deposits	325,991	296,723	279,483	263,668	224,220
Stockholders’ equity	43,742	40,708	35,640	27,986	23,700
Weighted average shares outstanding	3,305,736	3,308,087	3,243,849	3,098,067	3,098,419
Key Performance Ratios:
Return on average assets	1.41%	1.51%	1.55%	1.47%	1.59%
Return on average equity	13.86%	14.22%	15.56%	17.11%	18.58%
Net interest margin, taxable equivalent	4.55%	4.65%	4.76%	4.84%	5.44%
Dividend payout ratio	42.62%	38.29%	34.94%	35.48%	33.80%
Average equity to average assets	10.20%	10.59%	9.97%	8.57%	8.56%
Average loans to average deposits	101.28%	97.01%	94.02%	94.39%	93.71%
Overhead ratio	58.56%	59.12%	58.24%	57.07%	55.64%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the statements made in this Report and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as oral statements made by the Company or its officers, directors or employees, may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based on Management’s beliefs, current expectations, estimates and projections about the financial services industry, the economy and about the Company and the Bank in general. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions readers that the following important factors, among others, could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Report:

•	the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company or the Bank must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable;

•	the effect of changes in accounting policies, standards, guidelines or principles, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board;

•	the effect of changes in the Company’s organization, compensation and benefit plans;

•	the effect on the Company’s competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services;

•	the effect of changes in interest rates;

•	the effect of changes in the business cycle and downturns in local, regional or national economies;

•	the matters described under Part I, Item 1, Business — Business Risks.

The Company cautions that the foregoing list of important factors is not exclusive of other factors which may impact the operations of the Company.

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

     The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio. Calculation of the allowance for loan losses is a critical accounting estimate due to the significant judgment, assumptions and estimates related to the amount and timing of estimated losses, consideration of current and historical trends and the amount and timing of cash flows related to impaired loans. Please refer to the section of this Report entitled “Balance Sheet Review – Provision and Allowance for Possible Loan and Lease Losses” and Note 1 and Note 3 to the Company’s consolidated financial statements for a detailed description of the Company’s estimation processes and methodology related to the allowance for loan losses.

EARNINGS OVERVIEW

For the Years Ended December 31, 2004, 2003 and 2002

     The Company reported net earnings of $6.1 million in 2004, $5.8 million in 2003 and $5.5 million in 2002, representing an increase of 4.8% between fiscal years 2003 and 2004 and an increase of 4.4% between fiscal years 2002 and 2003. The increases over the three fiscal years are primarily attributable to the Bank’s continued loan growth, higher non-interest income and lower increases in non-interest expense. Net earnings per share on a fully diluted basis were $1.81 for 2004, $1.72 for 2003 and $1.69 for 2002, representing an increase of 5.2% between fiscal years 2003 and 2004 and 1.8% between fiscal years 2002 and 2003. The net earnings per share for 2004 and 2003 for the entire year and 2002 for a partial year were affected by the previously described Common Stock offering completed in April, 2002 which increased the weighted average number of shares outstanding. Return on average assets and return on average shareholders’ equity for 2004 was 1.41% and 13.86%, respectively, compared with 1.51% and 14.22%, respectively, for 2003, and 1.55% and 15.56%, respectively, for 2002.

     The Company experienced its largest annual loan growth in terms of dollars in its almost 60 year history in 2004. Total loans grew by over $60 million, or over 20%. This loan growth contributed to the Company’s earnings growth offsetting the approximately 50% decline in mortgage origination fees from 2003 to 2004. In the first half of 2004, the Company earned $2.8 million, or $0.83 per diluted share, compared to $3.3 million, or $0.98 per diluted share in the second half of 2004. When comparing earnings for the first half of 2004 to that in the second half of 2004, the Company experienced an earnings growth of 18%.

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

     Net interest income for the Company increased by $1.7 million, or 10.5%, in 2004 from 2003, and by $443 thousand, or 2.8%, in 2003 from 2002. Net interest income at December 31, 2004 was $17.7 million compared to $16.0 million at December 31, 2003 and $15.6 million at December 31, 2002. The net interest margin on interest earning assets was 4.55% in 2004, 4.65% in 2003 and 4.76% in 2002 on a tax equivalent basis. Beginning in early 2001 through the end of 2003, short term interest rates dropped 550 basis points but recovered 175 basis points in

2004. Comparing the interest margin in 2004 to that in 2003, the Bank’s interest margin has declined by 10 basis points. Measuring the last three years, the Bank’s interest margin has decreased 21 basis points. Management’s interest rate risk strategies helped to mitigate the effects of rapidly declining and then increasing interest rates. The average yield on assets in 2004 on a tax equivalent basis was 6.42%, down 33 basis points from 2003 while the cost of funds was 2.27%, down 25 basis points from 2003, as annualized deposit costs reached their economic low in 2004. Likewise, during 2003, the Bank’s yield on earning assets declined 60 basis points while its cost of funds was reduced by 60 basis points.

     The Bank’s balance sheet has traditionally been slightly liability sensitive, but as 2003 and 2004 progressed, management sought to become more evenly matched and perhaps slightly asset sensitive. That is, management has sought to shift to a scenario where assets re-price faster than liabilities. Therefore, in a rising rate environment, the Bank’s interest margin will tend to widen. When rates fall rapidly (as in the past three years), the Bank’s cost of funds hit an economic floor while its asset yields flatten out and become slightly more variable. The net result is that management has been attempting to poise the Bank’s interest margin to increase as interest rates rise. The ability of management to accomplish its objective is dependent largely on its ability to manage the cost of its transaction and savings accounts which accounted for 43.6% of its average interest-bearing liabilities in 2004.

     The cost of interest-bearing liabilities was 2.27% for 2004, 2.52% for 2003 and 3.12% for 2002. The borrowings from the Federal Home Loan Bank (FHLB), which are fixed rate, have prevented the Bank’s cost of funds from decreasing more rapidly in all three years. The impact of the fixed rates on borrowings would have been more significant in 2004 had management not chosen to effectively hedge those rates with the $30 million notional amount swap contract described in Note 1 to the financial statements contained elsewhere in this Report. The swap contract reduced interest expense in 2004 by $323 thousand. Management anticipates that the Bank’s cost of funds will be positively impacted over the next seven months as $15 million of those FHLB borrowings mature and the borrowings can be replaced with lower cost funds.

     Considering the Bank’s yield on interest-bearing assets of 6.42% for 2004, 6.75% for 2003 and 7.35% for 2002, the impact of decreasing rates on asset yields was more pronounced in 2002 than in 2003 and even less significant in 2004. This suggests that the Bank may have reached a plateau in its net interest margin. As rates rose in the second half of 2004 the Bank’s net interest margin also began to expand. This trend supports management’s strategy of increasing asset sensitivity in order to create upside for net interest margin with increasing market rates. Additionally, when market rates were declining, management sought to implement interest rate floors on adjustable rate loans, thereby minimizing the negative impact of falling interest rates.

     The following table shows, for the past three years, the relationship between interest income and interest expense and the average daily balances of interest-earning assets and interest-bearing liabilities on a tax equivalent basis assuming a rate of 34%:

Table 1
Average Consolidated Balance Sheets and Net Interest Analysis
(in thousands)

	For the Years Ended December 31,
	2004			2003			2002
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest earnings assets:
Investments:
Federal funds sold	$12,155	151	1.24%	$17,363	187	1.08%	$15,761	249	1.58%
Taxable	35,342	1,903	5.38%	30,249	1,878	6.21%	40,416	2,333	5.77%
Tax exempt	26,465	1,821	6.88%	21,995	1,559	7.09%	18,625	1,290	6.93%

Total Investments	73,962	3,875	5.24%	69,607	3,624	5.21%	74,802	3,872	5.18%
Loans (including loan fees):
Taxable	328,279	21,894	6.67%	286,055	20,329	7.11%	260,982	20,739	7.95%
Tax Exempt	1,880	178	9.46%	1,806	181	10.03%	1,799	188	10.45%

Total Loans	330,159	22,072	6.69%	287,861	20,510	7.12%	262,781	20,927	7.96%

Total interest earning assets	404,121	25,947	6.42%	357,468	24,134	6.75%	337,583	24,799	7.35%
Other non-interest earnings assets	24,516			26,927			19,835

Total assets	$428,637			$384,395			$357,418

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Deposits:
Demand	$127,754	1,181	.92%	$112,438	954	.85%	$106,570	1,487	1.40%
Savings	17,368	43	.25%	15,915	54	.34%	13,314	95	.71%
Time	133,997	3,916	2.92%	124,863	3,993	3.20%	121,558	5,094	4.19%
FHLB advances & other borrowings	54,081	2,430	4.49%	45,000	2,527	5.62%	38,574	2,048	5.31%

Total interest-bearing liabilities	333,200	7,570	2.27%	298,216	7,528	2.52%	280,016	8,724	3.12%

Non-interest bearing deposits	46,872			43,507			38,041
Other liabilities	4,823			1,964			3,721
Shareholders’ equity	43,742			40,708			35,640

Total liabilities and Shareholders’ equity	$428,637			$388,395			$357,418

Excess of interest-earning assets Over interest-bearing liabilities	$70,921			$59,252			$57,567

Ratio of interest-earning assets to Interest-bearing liabilities	121.28%			119.87%			120.55%

Net interest income tax equivalent		18,377			16,606			16,075
Net interest spread			4.15%			4.23%			4.23%
Net interest margin on interest earning assets			4.55%			4.65%			4.76%

Taxable Adjustments:
Investments		(619)			(530)			(439)
Loans		(60)			(62)			(63)

Net interest income		$17,698			$16,015			$15,573

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

Table 2
Changes in Interest Income and Expense on a Tax Equivalent Basis
(in thousands)

	Increase (decrease) due to changes in:
	2004 over 2003			2003 over 2002
	Volume	Rate	Total	Volume	Rate	Total
Interest income on:
Federal funds sold	$(65)	29	(36)	$17	(79)	(62)
Taxable investments	274	(249)	25	(631)	176	(455)
Non-taxable investments	308	(46)	262	239	30	269
Taxable loans	2,816	(1,251)	1,565	1,781	(2,191)	(410)
Non-taxable loans	7	(10)	(3)	1	(8)	(7)

Total Interest Income	3,340	(1,527)	1,813	1,407	(2,072)	(665)

Interest expense on:
Deposits:
Demand	141	85	226	50	(583)	(533)
Savings	4	(14)	(10)	9	(50)	(41)
Time	267	(344)	(77)	106	(1,207)	(1,101)
FHLB advances & other borrowings	408	(505)	(97)	361	118	479

Total Interest Expense	820	(778)	42	526	(1,722)	(1,196)

Increase (decrease) in net interest income	$2,520	(749)	1,771	$881	(350)	531

Other Income and Expense

     Other income in 2004 was $5.6 million, unchanged from 2003. The change in other income from 2002 to 2003 was an increase of $303 thousand, or 5.8%. The increase in other income is primarily due to an increase in the volume of service charges on deposit accounts. Service charges on deposit accounts have increased an average of 11.9% over the last two years and most of that increase is due to insufficient funds charges and service charges on increased new account activity.

     Mortgage origination fees have decreased 44.9% from 2003 to 2004 after a decrease of less than 1% from 2002 to 2003. Beginning in the last half of 2003, the Bank experienced a slowdown in mortgage refinance activity that management expected would not recover. The refinance boom, which took place in part of 2003 and 2002, has ended. However, continued low rates and increased housing growth have maintained a normalized volume of new home financing in the Bank’s market area, particularly in the northern part of Carroll, the northern part of Douglas and the southern part of Paulding counties.

     Miscellaneous income between 2003 and 2004 increased $62 thousand, or 10.0%, and decreased by $201 thousand, or 24.3%, between 2002 and 2003. The increase in miscellaneous income from 2003 to 2004 is attributable to a number of items, none of which are particularly notable. The increases were generally attributable to volume increases in miscellaneous fees from 2003 to 2004. The decrease in miscellaneous income between 2002 and 2003 was attributable to the Bank settling its interest rate swap position accounted for as a fair value hedge in August 2002 and recognizing a non-recurring gain in that year of $253 thousand.

     Other expenses increased by $912 thousand, or 7.2%, in 2004 over 2003 and by $624 thousand, or 5.1%, in 2003 over 2002. Salaries and employee benefits increased $499 thousand, or 6.5%, from 2003 to 2004 and $439 thousand, or 6.1%, from 2002 to 2003. Occupancy expense increased by $135 thousand, or 7.5%, from 2003 to 2004. Comparing 2002 to 2003, occupancy expense increased $163 thousand, or 9.9%, from 2002 to 2003. Other operating expenses, which include professional fees, increased by $278 thousand, or 8.4%, from 2003 to 2004 and increased only $22 thousand, or 0.7%, from 2002 to 2003.

     The increase in salaries and employee benefits for the years ended 2003 and 2004 is attributable to a number of factors. Salary costs increased by $212 thousand, or 4.2%, primarily attributable to annual raises since the full time equivalent number of employees did not significantly change from 2003 to 2004. Profit sharing and bonus costs increased $201 thousand, or 13.7%, attributable to a bonus program that was introduced in 2004 for the lending staff in an effort to increase loan production. Profit sharing and bonuses also increased slightly because of increased profitability, increases in bonus percentages and improved asset quality. Health insurance costs increased by $55 thousand, or 8.1%. The increase was attributable to a premium increase by the Company’s health insurance carrier.

     The Company had two more full time equivalent employees at the end of 2003 than it did at the end of 2002. The increase in salaries and benefits between 2002 and 2003 was $439 thousand, or 6.1%. The increase in salaries and employee benefits for the years ended 2002 and 2003 is attributable to a number of factors. Salary costs increased by $299 thousand, or 6.2%, attributable to annual raises which amounted to approximately 4% and a slight increase in full time equivalent employees. Profit sharing and bonus costs increased $78 thousand, or 5.6%, attributable to increased profitability and an expansion of the bonus pool. Health insurance costs increased $87 thousand, or 14.7%, attributable primarily to an in increase in premiums although the number of covered employees also increased slightly in 2003.

     The increase in occupancy expense in 2004 over 2003 was primarily attributable to an increase in depreciation expense of $56 thousand, or 6.5%. Management and the Company’s Board of Directors elected to continue to update the Bank’s technology, particularly outdated personal computers. Additionally, the Company refurbished its main office and branch locations in 2003. That capital investment had a full year of depreciation in 2004. The increase in occupancy expense in 2003 as compared to 2002 was primarily attributable to an increase in depreciation expense of $118 thousand, or 15.8%. This depreciation expense is also due to capital investment in the Bank’s technology and updating the appearance of the Bank’s main office and selected branches which was actually completed in 2003.

     Other operating expenses increased by $278 thousand, or 8.4%, in 2004 over 2003. Legal, accounting and other professional fees totaled $623 thousand, $408 thousand and $520 thousand, in 2004, 2003 and 2002, respectively. The increase in legal, accounting and other professional fees from 2003 to 2004 was $215 thousand, or 52.7%. The Bank incurred consulting costs associated with an executive management change resulting from the retirement of the Bank’s President in the first quarter of 2004. The cost resulted in a successful transition of duties among the existing executive management team. Additionally, during 2004, the Company’s cost of complying with provisions of the Sarbanes Oxley Act of 2002 increased by approximately $80 thousand.

     Income taxes, expressed as a percentage of earnings before income taxes (the marginal tax rate), declined to 30.7% in 2004, from 31.7% in 2003 and 32.5% in 2002. The decline in marginal tax rate over the past three years is primarily attributable to tax credits and other tax advantaged instruments such as municipal securities purchased by the Bank. Additionally, in October 2002, the Bank formed WGNB Investments, Inc., a Nevada corporation, to manage, hold and trade securities of the Bank which had the effect of reducing its state income tax liability in 2002, 2003 and 2004.

BALANCE SHEET OVERVIEW

For the Years Ended December 31, 2004 and 2003

General

     During 2004, average total assets increased $44.2 million, or 11.5%, average deposits increased $29.3 million, or 9.9%, and average loans increased $42.3 million, 14.7%, from average balances recorded in 2003. During 2003, average total assets increased $27.0 million, or 7.5%, average deposits increased $17.2 million, or 6.2%, and average loans increased $25.1 million, or 9.5%, from amounts recorded in 2002. Based on average balances, growth rates were greater in 2004 than in 2003. The 2004 percentage growth is more representative of the Bank’s historical growth rate than the 2003 percentage growth rate. Management believes that growth in 2003 was stalled by the recessionary period which began in the beginning in 2002 and continued through at least the first half of 2003. During that time, commercial enterprises declined to expand their businesses and individuals held off spending until the economic picture locally and nationally improved.

     Total assets at December 31, 2004, were $442 million, representing a $48.7 million, or 12.4% increase from December 31, 2003. Total deposits increased $35.1 million, or 11.6%, from 2003 to 2004 while total loans increased $60.4 million, or 20.4%, during 2004 as management attempted to channel excess liquidity into new loans. Loan demand rebounded in the last half of 2003 after a decline in the early part of the year. Loan demand remained robust in 2004 with much of the growth concentrated in the second half of 2004. The $60 million of total loan growth in 2004 was funded with the investment of federal funds sold totaling $15 million, an increase in deposits of $35 million and borrowings from the FHLB of $10 million.

     The increase in deposits in 2004 is attributable to an increase in non-interest bearing demand accounts of $4.5 million, or 11.3%, and an increase in time deposit accounts of $34.6 million, or 30.5%. Interest bearing demand accounts actually decreased $4.7 million, or 3.4%, in 2004 with most of that decrease occurring in December of 2004. The decline in interest bearing demand accounts in December 2004, resulted from a reduction in public funds. At the end of 2004, certain public entities collect tax revenue and, typically, that liquidity remains deposited past year end. In 2004, those funds were disbursed before year end. As indicated above, the Bank funded its loan growth with liquidity that existed on its balance sheet and subsequently borrowed funds from the FHLB and attracted deposits as needed to its loan growth. The Bank began a campaign to increase time deposits through both local and national sources in mid-2004 and was successful in attracting funding with only minimal increase to its cost of funds.

     Total assets at December 31, 2003 were $393 million, representing an $8.1 million, or 2.1%, increase from December 31, 2002. Total deposits increased $4.6 million, or 1.5%, from 2002 to 2003 while total loans increased $23.0 million, or 8.4%, during 2003 as management attempted to invest its excess liquidity into loans. During 2003, federal funds sold decreased $19.0 million while total loans increased $23.0 million and investments available-for- sale and held-to-maturity increased $3.9 million. The decrease in federal funds sold and the increase in deposits primarily funded the loan and investment portfolio growth in 2003.

     During 2003 and 2004, five denovo banks began their operations in or contiguous to our primary service area. The competition for funding has increased significantly in 2004 as loan growth has outpaced deposit growth in Carroll County. The funding landscape has changed and, along with it, the Bank’s deposit strategy changed in 2004. In its almost 60 year history, the Bank relied on “in market” deposits to fund its balance sheet growth. Because of the continued development of the metropolitan Atlanta and its movement westward, loan demand has preceded the actual movement of deposits. Management expects that this dynamic will continue and intends to expand its deposit gathering strategy towards greater use of wholesale or out of market funding sources.

Investments

     The Company’s available-for-sale investment portfolio of $60.9 million as of December 31, 2004 consisted primarily of debt securities, which provide the Company with a source of liquidity, a stable source of income, and a vehicle to implement asset and liability management strategies. The available-for-sale portfolio increased $5.6 million, or 10.1%, over available-for-sale securities at December 31, 2003. The Company believes its investment portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet. The portfolio also provides a vehicle for the investment of available funds and supplying securities to pledge as required collateral for certain public deposits. Securities reported as available-for-sale are stated at fair value. These securities may be sold, retained until maturity, or pledged as collateral for liquidity and borrowing in response to changing interest rates, changes in prepayment risk and other factors as part of the Company’s overall asset liability management strategy.

     Investment securities held-to-maturity are stated at amortized cost and totaled $4.8 million at December 31, 2004, an increase of $585 thousand, or 13.8%, when compared to the prior year. The increase is attributable to the purchase of banking industry issued trust preferred securities from various issuers across the United States and particularly the Southeast. The Company has the intent and ability to hold these securities until maturity.

     The following table shows the carrying value of the Company’s securities, by security type, as of December 31, 2004, 2003 and 2002:

Table 3
Securities
(in thousands)

	2004	2003	2002
Available for Sale
United States agencies	$5,505	$7,080	$3,608
State, county and municipal	36,989	29,575	25,214
Mortgage-backed securities	16,667	16,843	21,583
Corporate bonds	1,707	1,779	1,727

Total available for sale	$60,868	$55,277	$52,132

Held to Maturity
Trust Preferred Securities	$4,835	$4,250	$3,500

     The following table presents the expected maturity of the amortized cost of securities by maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis, assuming a 34% marginal tax rate) at December 31, 2004. The composition and maturity/re-pricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

Table 4
Expected Maturity of Securities
(in thousands)

	United
	States
Maturities at	Treasury	Wtd.	State, County	Wtd.	Mortgage	Wtd.		Wtd.		Wtd.
December 31,	&	Avg.	&	Avg.	Back	Avg.	Corporate	Avg.	Trust	Avg.
2004	Agencies	Yld.	Municipals	Yld.	Securities	Yld.	Bonds	Yld.	Preferred	Yld.
Within 1 year	1,999	1.99%	828	6.69%	48	7.08%	502	4.81%	—
After 1 through 5 years	3,498	4.18%	5,385	5.33%	12,929	5.10%	1,139	6.42%	—
After 5 through 10 years	—	0.00%	7,598	6.64%	412	5.38%	—	0.00%	—
After 10 years	—	0.00%	21,828	7.22%	2,999	6.36%	—	0.00%	4,835	10.56%

Total	5,497	3.38%	35,639	6.80%	16,388	5.34%	1,641	5.93%	4,835	10.56%
Fair Value	5,505		36,989		16,667		1,708		4,835

     Mortgage-backed securities are included in the maturities categories in which they are anticipated to be repaid based on scheduled maturities. The actual cash flow of mortgage backed securities differs with this assumption. Additionally, some agency securities in the portfolio have call features. The above analysis assumes that callable agencies will mature on their final maturity date. The actual cash flow of agency securities may differ from this assumption. Yields on tax-exempt securities are calculated on a tax equivalent basis.

Loans

     Loan concentrations are defined as aggregate credits extended to a number of borrowers engaged in similar activities or resident in the same geographic region, which would cause them to be similarly affected by economic or other conditions. The Bank, on a routine basis, evaluates these concentrations for purposes of policing its concentrations and making necessary adjustments in its lending practices to reflect current economic conditions, loan-to-deposit ratios, and industry trends.

     The primary types of loans in the Bank’s portfolio are residential mortgages and home equity loans, commercial real estate loans, commercial loans, and consumer installment loans. Generally, the Bank underwrites loans based upon the borrower’s debt service capacity or cash flow, a consideration of past performance on loans from other creditors as well as an evaluation of the collateral securing the loan. With some exceptions, the Bank’s general policy is to employ relatively conservative underwriting policies, primarily in the analysis of borrowers’ debt service coverage capabilities for commercial and commercial real estate loans, while emphasizing lower gross debt ratios for consumer loans and lower loan-to-value ratios for all types of real estate loans. Given the localized nature of the Bank’s lending activities, the primary risk factor affecting the portfolio as a whole is the health of the local economy in the west Georgia area and its effects on the value of local real estate and the incomes of local professionals and business firms.

     Loans to directors, executive officers and principal shareholders of the Company and to directors and officers of the Bank are subject to limitations of the Federal Reserve, the principal effect of which is to require that extensions of credit by the Bank to executive officers, directors, and ten percent shareholders satisfy certain standards. The Bank routinely makes loans in the ordinary course of business to certain directors and executive officers of the Company and the Bank, their associates, and members of their immediate families. In accordance with Federal Reserve guidelines, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with others and do not involve more than normal risk of collectibility or present other unfavorable features. As of December 31, 2004, loans outstanding to directors and executive officers of the Company and the Bank, their associates and members of their immediate families totaled $3.8 million (net of participations sold to other banks on a non-recourse basis), which represented approximately 1.1% of total loans as of that date. As of December 31, 2004, none of these loans outstanding from the Bank to related parties were on non-accrual, past due, restructured or considered by management to be a potential problem loan.

     The following table presents loans by type on the dates indicated:

Table 5
Loan Portfolio
(in thousands)

	December 31,
	2004	2003	2002	2001	2000
Commercial, financial & agricultural	$50,528	$31,219	$34,821	$26,162	$26,547
Real estate – construction	114,657	68,207	68,818	60,785	46,052
Real estate – mortgage	173,110	180,992	153,572	147,705	135,750
Consumer loans	18,614	16,080	16,260	19,153	20,118

	356,909	296,498	273,471	253,805	228,467
Less: Unearned interest and fees	(581)	(454)	(487)	(525)	(561)
Allowance for loan losses	(4,080)	(3,479)	(3,771)	(3,720)	(2,920)

Loans, net	$352,248	$292,565	$269,213	$249,560	$224,986

     The following table sets forth the maturity distribution (based upon contractual dates) and interest rate sensitivity of commercial, financial and agricultural loans, real estate construction and mortgage loans and consumer loans as of December 31, 2004:

Table 6
Loan Portfolio Maturity
(in thousands)

			Over
	One	Wtd.	One to	Wtd.	Over	Wtd.		Wtd.
	Year	Avg.	Five	Avg.	Five	Avg.		Avg.
	Or Less	Yld.	Years	Yld.	Years	Yld.	Total	Yld.
Commercial, financial & agricultural	$34,480	5.82%	$10,072	6.76%	$5,976	5.97%	$50,528	6.02%
Real estate – construction	102,063	5.98%	11,072	5.94%	1,522	6.34%	114,657	5.98%
Real estate – mortgage	39,610	6.44%	107,243	6.16%	26,257	6.34%	173,110	6.25%
Consumer	9,245	8.33%	9,206	7.83%	163	6.49%	18,614	8.07%

Total	$185,398	6.17%	$137,593	6.30%	$33,918	6.28%	$356,909	6.23%

Variable/Fixed Rate Mix

	Variable	Wtd	Fixed	Wtd
	Interest	Avg	Interest	Avg
	Rates	Yld	Rates	Yld
Commercial, financial and agricultural	$19,895	5.72%	$30,633	6.22%
Real estate – construction	52,551	5.96%	62,106	6.00%
Real estate – mortgage	73,726	5.74%	99,384	6.63%
Consumer	962	7.50%	17,652	8.10%

Total	$147,134	5.83%	$209,775	6.51%

Provision and Allowance for Possible Loan and Lease Losses

     The provision for loan losses for the Company in 2004 was $925 thousand compared to $350 thousand in 2003 and $483 thousand in 2002. The increase in the provision for loan losses reflects a higher level of loan growth in 2004. The allowance for loan losses represented 1.15%, 1.17% and 1.38% of total loans outstanding at December 31, 2004, 2003 and 2002, respectively. The percentage of the allowance for loan losses expressed as a percentage of total loans declined from 2003 and 2002, taking into account a lower level of nonperforming and adversely rated loans in 2004. Net charge-offs were $324 thousand, $643 thousand and $431 thousand, during 2004, 2003 and 2002, respectively.

     The Company has an independent loan review function. All loans are placed in loan grade categories which are consistent with those used by the Bank’s regulators. All loans are constantly monitored by the loan officer and the loan review function for credit quality, consistency and accuracy. Through this grading process, the Bank assures the timely recognition of credit risks. In general, as credit risk increases, the level of the allowance for loan loss will also increase.

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

     Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and review of specific problem loans. In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates loans in eight different categories. Grades five through eight, which represent criticized or classified loans, are assigned allocations of loss based on management’s estimate of potential loss that is generally based on historical losses and/or collateral deficiencies. Loans graded one through four are stratified by type and allocated loss ranges based on historical loss experience for the strata. The combination of these results is compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. Loans deemed to be impaired are evaluated individually to measure the probable loss, if any, in the credit. Management uses an internal loan reviewer who is independent of the lending function to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loan losses.

     Management believes that the allowance for loan losses is adequate. However, management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and a change in the borrowers’ ability to repay. In addition, regulators, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such regulators may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination. Management of the Company realizes the importance of maintaining an adequate allowance for loan losses. Through a professional loan review function and effective loan officer identification program, management believes it is able to recognize weaknesses in the loan portfolio in a timely manner. Early identification of deteriorating credit attributes allows management to take a proactive role in documenting an established plan to enhance the Company’s position and minimize the potential for loss.

     Through the problem loan identification program outlined above, management is able to identify those loans that exhibit weakness and classify them on a classified and criticized loan list. The Company’s migration analysis assigns historical loss amounts to pools of loans according to classifications of risk ratings to calculate a general allowance to the overall portfolio. In cases where significant weaknesses exist in a specific loan, a specific reserve is assigned to such loan in addition to the general allowance. The Company also evaluates the risks associated with concentrations in credit. If it is necessary to assign an allowance related to concentrations of credit, the Company adds a specific reserve related to such risks.

     During the first quarter of 2003, the Bank accepted cash in the work-out of nine classified loans that amounted to $3.3 million and recorded a charge-off in the amount of $337 thousand. The Bank had no work-outs of loans in 2004.

     The following table presents a summary of changes in the allowance for loan losses for the years indicated:

Table 7
Allowance for Loan Losses
(in thousands)

	December 31,
	2004	2003	2002	2001	2000
Balance at beginning of year	$3,479	$3,772	$3,720	$2,920	$2,281
Charge-offs:
Commercial, financial and agricultural	59	55	288	118	12
Real estate – construction	—	2	—	—	—
Real estate – mortgage	215	581	165	3	3
Consumer loans	123	152	242	79	62

Total charge-offs	397	790	695	200	77

Recoveries:
Commercial, financial and agricultural	16	31	59	30	56
Real estate – construction	—	—	—	—	—
Real estate – mortgage	13	67	158	13	56
Consumer loans	44	49	47	46	96

Total recoveries	73	147	264	89	208

Net (charge-offs) recoveries	(324)	(643)	(431)	(111)	131
Provision for loan losses	925	350	483	911	508

Balance at end of year	$4,080	$3,479	$3,772	$3,720	$2,920

Ratio of net charge-offs (recoveries) during the period to average loans outstanding	.10%	.22%	.16%	.04%	(.06)%

Ratio of allowance to average total loans	1.24%	1.21%	1.44%	1.49%	1.39%

Non-Performing Assets and Past Due Loans

     Non-performing assets at December 31, 2004, were $1.8 million, or .50%, of total loans and other real estate owned compared to $2.2 million, or .75%, of total loans and other real estate owned at December 31, 2003 and $2.8 million, or 1.03%, of total loans and other real estate owned at December 31, 2002. The levels of non-performing loans remain relatively low compared to the Bank’s peer group and its historical level. The percentage of non-performing assets to total loans has decreased from its peak in 2001. The decrease of non-performing loans from 2003 to 2004 was attributable to repayment of loans on non-accrual and a reduction of loans ninety days past due and still accruing. The Bank sold $1.0 million of other real estate owned at a loss of $52 thousand during 2004. However, the Bank also settled loans in foreclosure in 2004 in the amount of $794 thousand.

     The following table summarizes loans 90 days or greater past due, non-accrual loans and real estate taken in settlement of foreclosure for the years indicated.

Table 8
Non-Performing Assets
(in thousands)

	December 31,
	2004	2003	2002	2001	2000
Other real estate and repossessions	$686	$977	$488	$4,357	$702
Non-accrual loans	536	499	943	1,620	504
Loans 90 days past due still accruing	567	745	1,335	1,885	205

Total	$1,789	$2,221	$2,766	$3,862	$1,411

Non-performing assets as % of total loans	.50%	.75%	1.03%	1.55%	.63%

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

     The Bank’s loan review function monitors selected accruing loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. The loan review function also identifies loans with high degrees of credit or other risks. The focus of loan review and management is to maintain a low level of non-performing assets and return current non-performing assets to earning status. Management is unaware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company’s liquidity, capital resources or operations.

Deposits

     Time deposits of $100 thousand and greater totaled $55.5 million at December 31, 2004, compared with $31.0 million at year-end 2003 and $41.1 million at year-end 2002. The following table sets forth the scheduled maturities of time deposits of $100 thousand and greater at December 31, 2004.

Table 9
Deposits
(in thousands)

Within 3 months	$8,588
After 3 through 6 months	7,448
After 6 through 12 months	16,117
After 12 months	23,350

Total	$55,503

Liquidity

     The Bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors’ accounts and to supply potential borrowers with funds. To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match these variables to meet liquidity needs. It is the policy of the Bank to monitor its liquidity to meet regulatory requirements and local funding requirements. Management believes that the Bank’s current level of liquidity is adequate to meet its needs.

     The Bank maintains relationships with correspondent banks including the Federal Home Loan Bank that can provide funds to it on short notice, if needed. The Bank has arrangements with correspondent and commercial banks for short term unsecured advances up to $20.0 million. As of December 31, 2004, the Bank had not drawn on the available facilities. In addition, subject to collateral availability, the Bank has a line of credit with the FHLB which the Bank had drawn $55 million as of December 31, 2004. For additional details on the line of credit with the FHLB, see note 6 of the consolidated financial statements.

     The Company’s cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash and cash equivalents amounted to $8.1 million at December 31, 2004 which represented a decrease of $19.2 million from December 31, 2003. The decrease was primarily attributable to net cash used by investing activities of $69.0 million made up of $61.4 million of increased loans and a $6.8 million net increase in investment securities. These cash flow uses were offset by net cash provided by financing activities which was primarily attributable to a net increase in deposits of $35.1 million and $10.0 million in FHLB borrowings. Cash inflows from operations totaled $7.5 million in 2004.

     The cash flows for 2003 were very similar to 2004 in nature except for less volume of both loan funding and deposit generating. Cash inflows from operations totaled $7.3 million in 2003, while inflows from financing activities totaled $2.3 million, most of which were net deposit increases during 2003 of $4.6 million. Investing activities of the Bank and the Company used $30.0 million of cash and cash equivalents, primarily comprised of net changes in loans of $24.5 million and a net increase in investment securities of $4.0 million during 2003 .

Capital Resources

     Total shareholders’ equity as of December 31, 2004 was $45.0 million, an increase of $2.9 million over 2003. The change in equity was due to $6.1 million in net income, less $2.6 million in dividends and a decrease in unrealized holding gain on securities available for sale of $265 thousand net of tax.

     The OCC has established certain minimum risk-based capital standards that apply to national banks, and the Company is subject to certain capital requirements imposed by the Federal Reserve. At December 31, 2004, the Bank exceeded all applicable regulatory capital requirements for classification as a “well capitalized” bank, and the Company satisfied all applicable regulatory requirements imposed on it by the Federal Reserve. The following tables present the Company’s regulatory capital position at December 31, 2004:

Table 10

Actual as of December 31, 2004
Capital Ratio
Tier 1 Capital (to risk weighted assets)	12%
Tier 1 Capital minimum requirement	4%

Excess	8%

Total Capital (to risk weighted assets)	13%
Total Capital minimum requirement	8%

Excess	5%

Actual as of December 31, 2004
Leverage Ratio
Tier 1 Capital to average assets (“Leverage Ratio”)	10%
Minimum leverage requirement	4%

Excess	6%

     For a more complete discussion of the actual and required ratios of the Company and its subsidiaries, see Note 9 to the consolidated financial statements. Average equity to average assets was 10.20% in 2004 and 10.59% in 2003. The ratio of dividends declared to net earnings was 42.3 % during 2004, compared with 38.3% in 2003.

Contractual Obligations

     In the ordinary course of operations, the Company enters into certain contractual obligations. The following table summarizes the Company’s significant fixed and determinable contractual obligations, by payment date, at December 31, 2004 (dollars in thousands).

		Less than			More than
Obligation	Total	1 year	1-3 years	3-5 years	5 years
Deposits without stated maturity	190,190	190,190	—	—	—

Certificates of deposit	148,208	90,735	48,731	8,742	—

Federal Home Loan Bank advances	55,000	20,000	—	35,000	—

Operating leases	—	—	—	—	—

Total	393,398	300,925	48,731	43,742	—

Off Balance Sheet Risk

     Through the operations of the Bank, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time. At December 31, 2004, the Bank had issued commitments to extend credit of $68.0 million through various types of commercial lending arrangements and additional commitments through standby letters of credit of $8.4 million. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The Company manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions.

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

     The Company has adopted the objective of achieving and maintaining a one-year cumulative gap, as a percent of total assets, of between plus 20% and minus 20%. On a consolidated basis, the Company’s one-year cumulative gap was a positive 0.80% of total assets at December 31, 2004. This position indicated that the Company was exposed to the potential for decreased earnings if interest rates were to continue to decline in the next twelve months.

     Due to inherent limitations in traditional gap analysis, the Company also employs more sophisticated modeling techniques to monitor potential changes in net interest income, net income and the market value of portfolio equity under various interest rate scenarios. Market risk is the risk of loss from adverse changes in market prices and rates, arising primarily from interest rate risk in the Company’s loan and investment portfolios, which can significantly impact the Company’s profitability. Net interest income can be adversely impacted where assets and liabilities do not react the same to changes in interest rates. At year-end 2004, the estimated impact of an immediate increase in interest rates of 100 basis points would have resulted in an increase in net interest income over a 12-month period of 0.4%, with a comparable decrease in interest rates resulting in a decrease in net interest income of 1.4%. Management finds the above methodologies meaningful for evaluating market risk sensitivity; however, other factors can affect net interest income, such as levels of non-earning assets and changes in portfolio composition and volume.

     The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004 that are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities, although the cash flows received often differ from scheduled maturities. The Company’s savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the “One Year or Less” category, although historical experience has proven these deposits to be less interest rate sensitive over the course of a year and are subject to management’s control.

Table 11
Interest Rate Gap Sensitivity
(in thousands)

	At December 31, 2004
	Maturing or Repricing in
		Over 1	Over 3
	One Year	Year Thru	Years Thru	Over 5
	or Less	3 Years	5 Years	Years	Total
Interest-earning assets:
Interest-bearing deposits with Other banks	$246	—	—	—	246
Federal funds sold	767	—	—	—	767
Securities (at cost)	3,377	16,804	6,147	37,671	63,999
Loans: Fixed rate	114,097	67,778	17,921	9,979	209,775
Variable rate	127,803	19,331	—	—	147,134

Total interest-earning assets	246,290	103,913	24,068	47,650	421,921

Interest-bearing liabilities:
Deposits:
Demand	$133,603	—	—	—	133,603
Savings	11,856	—	—	—	11,856
Time deposits	90,735	48,731	8,742	—	148,208
FHLB advances	20,000	—	35,000	—	55,000

Total interest-bearing liabilities	256,194	48,731	43,742	—	348,667

per period	(9,904)	55,182	(19,674)	47,650	73,254

Cumulative interest sensitivity Difference	$(9,904)	45,278	$25,604	$73,254

Cumulative difference to total Assets	(2.35)%	10.73%	6.07%	17.36%

     At December 31, 2004, the difference between the Company’s assets and liabilities repricing or maturing within one year was $9.9 million. The above chart indicates an excess of liabilities repricing or maturing within one year, thus a rise in interest rates would theoretically cause the Company’s net interest income to decrease. However, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees or at different points in time to changes in market interest rates. Such is the case in analyzing NOW demand, money market and savings accounts, which are disclosed in the one year or less category. Those liabilities do not necessarily reprice as quickly or to the same degree as rates in general. Additionally, certain assets, such as adjustable-rate mortgages, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset. Changes in interest rates, prepayment rates, early withdrawal levels and the ability of borrowers to service their debt, among other factors, may change significantly from the assumptions made in the table.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     For information regarding the market risk of the Company’s financial instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Asset/Liability Management.” The Company’s principal market risk exposure is to interest rates.

Item 8. Financial Statements and Supplementary Data

     The consolidated financial statements of the Company, including notes thereto, and the report of independent auditors are included in this Report beginning at page F-1 and are incorporated herein by reference.

     Presented below is a summary of the unaudited consolidated quarterly financial data for the years ended December 31, 2004 and 2003.

Quarterly Financial Information
(Unaudited – in thousands, except per share data)

		2004	Quarters			2003	Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest income	5,900	6,147	6,411	6,810	5,908	5,903	5,953	5,778
Net interest income	4,147	4,328	4,499	4,724	3,902	3,982	4,136	3,995
Provision for loan losses	150	200	275	300	75	75	75	125
Income before income taxes	1,911	2,010	2,309	2,516	1,959	2,203	2,161	2,144
Net income	1,311	1,471	1,565	1,717	1,355	1,514	1,439	1,479
Earnings per share – basic	0.40	0.45	0.47	0.51	0.41	0.46	0.44	0.44
Earnings per share – diluted	0.39	0.44	0.47	0.51	0.40	0.45	0.43	0.44
Weighted average common shares outstanding – basic	3,306,793	3,306,524	3,296,793	3,312,923	3,307,296	3,310,496	3,307,827	3,306,729
Weighted average common shares outstanding –diluted	3,357,387	3,357,118	3,347,387	3,363,517	3,351,533	3,354,733	3,352,064	3,350,966

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

     There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Item 9B. Other Information

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information appearing under the headings “Nomination and Election of Directors” and “Compliance With Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement (the “2005 Proxy Statement”) relating to the 2005 Annual Meeting of Shareholders of the Company, currently scheduled to be held on April 13, 2005, is incorporated herein by reference.

Item 11. Executive Compensation

     The information appearing under the heading “Executive Compensation” in the 2005 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

     The information appearing under the headings “Security Ownership of Certain Beneficial Owners and Management” in the 2005 Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table gives information as of December 31, 2004, about WGNB Corp. Common Stock that may be issued upon the exercise of options, warrants and rights under the Company’s 1994 and 2003 Incentive Stock Plans, which are the Company’s only outstanding equity compensation plan. The Company does not have any equity compensation plans that were not approved by its shareholders. The 1994 Incentive Stock Plan was approved by the Company’s Board of Directors and its shareholders in 1994. The 2003 Incentive Stock Plan was approved by the Company’s Board of Directors and its shareholders in 2003.

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	100,100	$23.68	644,361	*
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	100,100	$23.68	644,361	*

*	The only securities remaining available for future issuance are those under the 2003 Incentive Stock Plan. There are no additional securities available for future issuance under the 1994 Incentive Stock Plan.

Item 13. Certain Relationships and Related Transactions

     The information appearing under the caption “Nomination and Election of Directors — Certain Relationships and Related Transactions” in the 2005 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     The information appearing under the caption “Independent Public Accountants” in the 2005 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The following financial statements are filed with this Report:

Independent Auditors’ Report of Porter Keadle Moore, LLP

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Earnings for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

          Financial statement schedules have been omitted because they are not applicable or the required information has been incorporated in the consolidated financial statements and related notes.

(3)	The following exhibits are filed with this Report:

3.1		Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-SB filed June 14, 2000 (the “Form 10-SB”)).

3.2		Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Form 10-SB).

4.1		See exhibits 3.1 and 3.2 for provisions of Company’s Articles of Incorporation and Bylaws Defining the Rights of Shareholders.

4.2		Specimen certificate representing shares of Common Stock (Incorporated by reference to Exhibit 4.2 to the Form 10-SB).

4.3		Rights Agreement dated as of February 12, 1997 between the Company and SunTrust Bank, Atlanta (Incorporated by reference to Exhibit 4.3 to the Form 10-SB).

10.1	*	Employment Agreement dated as of September 10, 1996 between the Company and L. Leighton Alston (Incorporated by reference to Exhibit 10.1 to the Form 10-SB).

10.2	*	Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Form 10-SB).

10.3	*	Bonus and Stock Option Agreement dated as of May 11, 1993 between the Company and L. Leighton Alston (Incorporated by reference to Exhibit 10.3 to the Form 10-SB).

10.4	*	First Amendment to Bonus and Stock Option Agreement dated as of June 14, 1994 between the Company and L. Leighton Alston (Incorporated by reference to Exhibit 10.4 to the Form 10-SB).

10.5	*	Bonus and Stock Option Agreement dated as of June 14, 1994 between the Company and Richard A. Duncan (Incorporated by reference to Exhibit 10.5 to the Form 10-SB).

10.6	*	Bonus and Stock Option Agreement dated as of September 23, 1998 between the Company and H.B. Lipham, III (Incorporated by reference to Exhibit 10.6 to the Form 10-SB).

10.7	*	Bonus and Stock Option Agreement dated as of September 23, 1998 between the Company and W. Galen Hobbs, Jr. (Incorporated by reference to Exhibit 10.7 to the Form 10-SB).

10.8	*	Bonus and Stock Option Agreement dated as of September 23, 1998 between the Company and Steven J. Haack (Incorporated by reference to Exhibit 10.8 to the Form 10-SB).

10.9	*	Form of Election for Payment of Director Meeting Fees (Incorporated by reference to Exhibit 10.10 to the Form 10-SB).

10.10	*	Employment Agreement dated August 30, 2000 between the Company and Richard A. Duncan (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB filed February 21, 2001 (the “2000 Form 10-KSB”)

10.11	*	Employment Agreement dated August 31, 2000 between the Company and Steven J. Haack (Incorporated by reference to Exhibit 10.13 to the 2000 Form 10-KSB)

10.12	*	Employment Agreement dated August 31, 2000 between the Company and H.B. Lipham, III (Incorporated by reference to Exhibit 10.14 to the 2000 Form 10-KSB)

10.13	*	Employment Agreement dated August 31, 2000 between the Company and W. Galen Hobbs, Jr. (Incorporated by reference to Exhibit 10.15 to the 2000 Form 10-KSB)

10.14	*	Amendment to Employment Agreement dated May 30, 2002 between the Company and L. Leighton Alston (Incorporated by reference to Exhibit 10.1 to the Company’s Annual report on Form 10-Q filed August 13, 2002 (the “6/30/02 Form 10-Q”)

10.15	*	Amendment to Bonus and Stock Option Agreement dated June 17, 2002 between the Company and L. Leighton Alston (Incorporated by reference to Exhibit 10.2 to the 6/30/02 Form 10-Q)

10.16	*	Incentive Stock Option Agreement dated March 12, 2002 between the Company and L. Leighton Alston (Incorporated by reference to Exhibit 10.3 to the 6/30/02 Form 10-Q)

10.17.	*	Amendment to Employment Agreement dated April 11, 2002 between the Company and Richard A. Duncan (Incorporated by reference to Exhibit 10.4 to the 6/30/02 Form 10-Q)

10.18	*	Incentive Stock Option Agreement dated March 12, 2002 between the Company and Richard A. Duncan (Incorporated by reference to Exhibit 10.5 to the 6/30/02 Form 10-Q)

10.19	*	Amendment to Employment Agreement dated April 11, 2002 between the Company and H.B. Lipham, III (Incorporated by reference to Exhibit 10.6 to the 6/30/02 Form 10-Q)

10.20	*	Second Amendment to Bonus and Stock Option Agreement dated June 17, 2002 between the Company and H.B. Lipham, III (Incorporated by reference to Exhibit 10.7 to the 6/30/02 Form 10-Q)

10.21	*	Incentive Stock Option Agreement dated March 12, 2002 between the Company and H.B. Lipham, III (Incorporated by reference to Exhibit 10.8 to the 6/30/02 Form 10-Q)

10.22	*	Amendment to Employment Agreement dated April 11, 2002 between the Company and W. Galen Hobbs, Jr. (Incorporated by reference to Exhibit 10.9 to the 6/30/02 Form 10-Q)

10.23	*	Amendment to Bonus and Stock Option Agreement dated May 30, 2002 between the Company and W. Galen Hobbs, Jr. (Incorporated by reference to Exhibit 10.10 to the 6/30/02 Form 10-Q)

10.24	*	Incentive Stock Option Agreement dated March 12, 2002 between the Company and W. Galen Hobbs, Jr. (Incorporated by reference to Exhibit 10.11 to the 6/30/02 Form 10-Q)

10.25	*	Amendment to Employment Agreement dated April 11, 2002 between the Company and Steven J. Haack (Incorporated by reference to Exhibit 10.12 to the 6/30/02 Form 10-Q)

10.26	*	Amendment to Bonus and Stock Option Agreement dated April 26, 2002 between the Company and Steven J. Haack (Incorporated by reference to Exhibit 10.13 to the 6/30/02 Form 10-Q)

10.27	*	Incentive Stock Option Agreement dated March 12, 2002 between the Company and Steven J. Haack (Incorporated by reference to Exhibit 10.14 to the 6/30/02 Form 10-Q)

10.28	*	2003 Stock Incentive Plan (Incorporated by reference to Appendix A to 2004 Proxy Statement)

10.29	*	Amendment to Employment Agreement dated May 10, 2004 between the Company and Steven J. Haack

10.30	*	Employment Agreement dated December 31, 2002 between the Company and William R. Whitaker

10.31	*	Bonus and Stock Option Agreement dated December 27, 2004 between the Company and William R. Whitaker

21		Subsidiary of WGNB Corp.

23		Consent of Porter Keadle Moore LLP

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WGNB CORP.
	By:	/s/ L. Leighton Alston
L. Leighton Alston, Chief Executive Officer
Date: March 22, 2005

     Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ L. Leighton Alston	Date: March 22, 2005
L. Leighton Alston, President, Chief
Executive Officer and Director
[Principal Executive Officer]

/s/ Steven J. Haack	Date: March 22, 2005
Steven J. Haack, Secretary and Treasurer
[Principal Financial and Accounting Officer]

W. T. Green, Chairman of the Board	Date: March ___, 2005

Wanda W. Calhoun, Director	Date: March ___, 2005

/s/ Grady W. Cole	Date: March 23, 2005
Grady W. Cole, Director

/s/ Richard A. Duncan	Date: March 23, 2005
Richard A. Duncan, Director

/s/ L. G. Joyner	Date: March 23, 2005
L.G. (Jack) Joyner, Director

R. David Perry, Director	Date: March ___, 2005

L. Richard Plunkett, Director	Date: March ___, 2005

/s/ Thomas E. Reeve, III, M.D.	Date: March 23, 2005
Thomas E. Reeve, III, M.D., Director

/s/ Thomas T. Richards	Date: March 23, 2005
Thomas T. Richards, Director	Date: March ___, 2005

Oscar W. Roberts, III, Director

/s/ Frank T. Thomasson, III	Date: March 23, 2005
Frank T. Thomasson, III, Director

/s/ J. Thomas Vance	Date: March 23, 2005
J. Thomas Vance, Director

/s/ Charles M. Willis, Sr.	Date: March 23, 2005
Charles M. Willis, Sr., Director

WGNB CORP.

Consolidated Financial Statements

December 31, 2004 and 2003

(with Independent Accountants’ Report thereon)

Porter Keadle Moore, LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
WGNB Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of WGNB Corp. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WGNB Corp. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years ended December 31, 2004, in conformity with generally accepted accounting principles in the United States of America.

Atlanta, Georgia
January 21, 2005

Certified Public Accountants

Suite 1800 • 235 Peachtree Street NE • Atlanta, Georgia 30303 • Phone 404-588-4200 • Fax 404-588-4222 • www.pkm.com

WGNB CORP.

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets

Cash and due from banks, including reserve requirements of $100,000 each year	$7,288,973	15,564,312
Federal funds sold	767,270	11,671,486

Cash and cash equivalents	8,056,243	27,235,798

Securities available for sale	60,867,553	55,276,742
Securities held to maturity	4,834,649	4,250,000
Loans, net	352,247,628	292,564,759
Premises and equipment, net	7,644,879	6,762,895
Accrued interest receivable	2,097,166	1,939,028
Other assets	6,180,855	5,186,689

	$441,928,973	393,215,911

Liabilities and Stockholders’ Equity

Deposits:
Demand	$44,730,335	40,181,696
Interest bearing demand	133,603,250	138,337,540
Savings	11,856,408	11,215,937
Time	92,704,938	82,537,712
Time, over $100,000	55,503,108	31,043,295

Total deposits	338,398,039	303,316,180

Federal Home Loan Bank advances	55,000,000	45,000,000
Accrued interest payable	1,426,132	1,028,269
Other liabilities	2,142,492	1,782,200

Total liabilities	396,966,663	351,126,649

Commitments

Stockholders’ equity:

Common stock, $1.25 par value, 10,000,000 shares authorized; 3,325,774 and 3,306,452 shares issued and outstanding	4,157,218	4,133,065
Additional paid-in capital	4,902,369	5,287,947
Retained earnings	34,778,931	31,279,245
Accumulated comprehensive income	1,123,792	1,389,005

Total stockholders’ equity	44,962,310	42,089,262

	$441,928,973	$393,215,911

     See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Earnings

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Interest income:
Interest and fees on loans	$22,011,568	20,448,355	20,863,583
Interest on federal funds sold	151,063	186,752	249,061
Interest on investment securities:
U.S. Government agencies	975,354	1,073,225	1,560,529
State, county and municipal	1,489,111	1,319,700	1,159,393
Other	640,644	514,357	464,123

Total interest income	25,267,740	23,542,389	24,296,689

Interest expense:
Interest on deposits:
Demand	1,180,420	954,060	1,487,148
Savings	43,309	53,579	94,811
Time	3,915,778	3,993,126	5,094,063
Interest on FHLB and other borrowings	2,430,288	2,526,780	2,048,130

Total interest expense	7,569,795	7,527,545	8,724,152

Net interest income	17,697,945	16,014,844	15,572,537

Provision for loan losses	925,000	350,000	483,340

Net interest income after provision for loan losses	16,772,945	15,664,844	15,089,197

Other income:
Service charges on deposit accounts	4,000,420	3,659,098	3,195,766
Mortgage origination fees	514,011	933,053	938,439
ATM network fees	434,203	335,128	282,536
Gain on sale of securities available for sale	—	—	6,705
Miscellaneous	688,595	626,243	827,634

Total other income	5,637,229	5,553,522	5,251,080

Other expenses:
Salaries and employee benefits	8,125,097	7,625,750	7,186,935
Occupancy	1,944,875	1,809,859	1,646,537
Other operating	3,593,949	3,316,083	3,293,841

Total other expenses	13,663,921	12,751,692	12,127,313

Earnings before income taxes	8,746,253	8,466,674	8,212,964

Income taxes	2,682,088	2,679,824	2,668,299

Net earnings	$6,064,165	5,786,850	5,544,665

Net earnings per share	$1.83	1.75	1.71

Diluted net earnings per share	$1.81	1.72	1.69

Dividends per share	$0.78	0.67	0.60

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Net earnings	$6,064,165	5,786,850	5,544,665

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale:
Unrealized gains (losses) arising during the period	(401,838)	119,477	1,403,646
Associated (taxes) benefit	136,625	(40,622)	(477,240)

Reclassification adjustment for gain realized	—	—	(6,705)
Associated taxes	—	—	2,213

Other comprehensive income (loss)	(265,213)	78,855	921,914

Comprehensive income	$5,798,952	$5,865,705	6,466,579

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2004, 2003 and 2002

			Additional		Accumulated
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2001	3,100,355	3,875,444	829,324	24,111,323	388,236	29,204,327

Cash dividends ($.60 per share)	—	—	—	(1,946,775)	—	(1,946,775)
Retirement of common stock	(2,345)	(2,932)	(62,350)	—	—	(65,282)
Exercise of stock options	7,512	9,390	55,892	—	—	65,282
Common stock offering at $24 per share, net of offering cost of $33,546	200,000	250,000	4,516,454	—	—	4,766,454
Issuance of common stock in lieu of directors’ fees	1,211	1,514	27,852	—	—	29,366
Change in unrealized holding gain on securities available for sale, net of tax	—	—	—	—	921,914	921,914
Net earnings	—	—	—	5,544,665	—	5,544,665

Balance, December 31, 2002	3,306,733	$4,133,416	5,367,172	27,709,213	1,310,150	38,519,951

Cash dividends ($.67 per share)	—	—	—	(2,216,818)	—	(2,216,818)
Retirement of common stock	(5,847)	(7,309)	(147,224)	—	—	(154,533)
Exercise of stock options	4,651	5,814	40,228	—	—	46,042
Issuance of common stock in lieu of directors’ fees	915	1,144	27,771	—	—	28,915
Change in unrealized holding gain on securities available for sale, net of tax	—	—	—	—	78,855	78,855
Net earnings	—	—	—	5,786,850	—	5,786,850

Balance, December 31, 2003	3,306,452	4,133,065	5,287,947	31,279,245	1,389,005	42,089,262

Cash dividends ($.78 per share)	—	—	—	(2,564,479)	—	(2,564,479)
Retirement of common stock	(32,086)	(40,108)	(924,134)	—	—	(964,242)
Exercise of stock options	50,980	63,726	526,251	—	—	589,977
Issuance of common stock in lieu of directors’ fees	428	535	12,305	—	—	12,840
Change in unrealized holding gain on securities available for sale, net of tax	—	—	—	—	(265,213)	(265,213)
Net earnings	—	—	—	6,064,165	—	6,064,165

Balance, December 31, 2004	3,325,774	$4,157,218	4,902,369	34,778,931	1,123,792	44,962,310

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net earnings	$6,064,165	$5,786,850	5,544,665
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	1,105,857	1,078,280	1,060,285
Provision for loan losses	925,000	350,000	483,340
Change in deferred income taxes	28,896	86,768	(163,472)
Gain on sale of securities available for sale	—	—	(6,705)
(Gain) loss on sale of premises and equipment	(5,430)	(13,997)	7,851
Gain on settlement of interest rate swap	—	—	(252,950)
Loss on sale of other real estate	52,312	86,205	9,710
Change in:
Other assets	(1,035,421)	15,973	(254,145)
Other liabilities	397,864	(120,087)	(1,355,021)

Net cash provided by operating activities	7,533,243	7,269,992	5,073,558

Cash flows from investing activities:
Proceeds from sales of securities available for sale	—	—	6,498,385
Proceeds from maturities, calls and paydowns of securities available for sale	11,192,131	15,424,516	11,480,591
Purchases of securities available for sale	(17,371,254)	(18,664,899)	(14,135,073)
Purchase of securities held to maturity	(1,604,000)	(750,000)	(1,500,000)
Proceeds from calls of securities held to maturity	1,019,121	—	—
Net change in loans	(61,402,267)	(24,547,649)	(20,526,228)
Proceeds from sales of premises and equipment	5,430	46,047	17,048
Purchases of premises and equipment	(1,801,137)	(1,698,547)	(426,370)
Capital expenditures for other real estate	—	—	(11,843)
Proceeds from sales of other real estate	1,002,312	155,250	157,730

Net cash used by investing activities	(68,959,664)	(30,035,282)	(18,445,760)

Cash flows from financing activities:
Net change in deposits	35,081,859	4,590,312	18,194,740
Proceeds from Federal Home Loan Bank advances	15,000,000	—	10,000,000
Repayment of Federal Home Loan Bank advances	(5,000,000)	—	—
Repayment of other borrowings	—	—	(1,282,000)
Proceeds from settlement of interest rate swap	—	—	252,950
Offering proceeds, net of offering cost	—	—	4,766,454
Dividends paid	(2,460,728)	(2,147,943)	(1,891,627)
Exercise of stock options	589,977	46,042	65,282
Retirement of common stock	(964,242)	(154,533)	(65,282)

Net cash provided by financing activities	42,246,866	2,333,878	30,040,517

Change in cash and cash equivalents	(19,179,555)	(20,431,412)	16,668,315

Cash and cash equivalents at beginning of year	27,235,798	47,667,210	30,998,895

Cash and cash equivalents at end of year	$8,056,243	27,235,798	47,667,210

WGNB CORP.

Consolidated Statements of Cash Flows, continued

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$7,171,932	7,709,700	9,409,115
Income taxes	$2,184,700	2,322,000	3,357,950

Non-cash investing and financing activities:
Transfer of loans to other real estate	$794,398	845,750	390,397
Change in unrealized gains on securities available for sale, net of tax	$(265,213)	78,855	921,914
Change in dividends payable	$(103,751)	(68,875)	(55,148)
Issuance of common stock to directors in lieu of directors’ fees	$12,840	28,915	29,366

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

During 2002, the Company merged the operation of West Georgia Credit Services, Inc. into the Bank and the Company. Additionally, the Company has ceased offering non-traditional consumer financing. WGCS had operated under the name Mortgage & Loan Solutions and commenced operations in 1997 serving Paulding, Douglas and Carroll Counties.

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

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that collection of interest is doubtful.

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

Derivative Instruments and Hedging Activities

The Company recognizes the fair value of derivatives as assets or liabilities in the financial statements. Accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. The change in fair value of instruments used as fair value hedges is accounted for in the earnings of the period simultaneous with accounting for the fair value change of the item being hedged. The change in fair value of the effective portion of cash flow hedges is accounted for in comprehensive income rather than earnings. The change in fair value of derivative instruments that are not intended as a hedge is accounted for in the earnings of the period of the change. When a swap contract is settled or terminated, the cumulative change in the fair value is amortized into income over the original hedge period. If the underlying hedged instrument is sold, the Company immediately recognizes the cumulative change in the derivative’s value in the component of earnings.

As of December 31, 2004, the Company held an interest rate swap, which it entered into as a means of managing its interest rate risk and accounted for the hedge instrument as a fair value hedge. The interest rate swap contract, with a notional amount of $30,000,000, was used to hedge the Bank’s fixed rate interest risk related to its borrowing with the Federal Home Loan Bank. Under the interest rate swap contract, the Company received a fixed rate of 3.40% and paid a rate of 90 day LIBOR which was 2.36% at December 31, 2004. As of December 31, 2003 and 2002, the Company did not hold an interest rate swap position.

Stock Compensation Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net earnings and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

Had compensation cost for the plan been determined based upon the fair value of the options at the grant dates, the Company’s net earnings and net earnings per share would have been reduced to the proforma amounts indicated below:

		2004	2003	2002
Net earnings	As reported	$6,064,165	5,786,850	5,544,665
	Proforma	$5,969,411	5,573,908	5,465,894

Net earnings per share	As reported	$1.83	1.75	1.71
	Proforma	$1.81	1.68	1.69

Diluted earnings per share	As reported	$1.81	1.72	1.69
	Proforma	$1.78	1.66	1.66

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

Stock Compensation Plans, continued

The fair value of each option is estimated on the date of grant using the Black-Scholes Model. The following weighted average assumptions were used for grants in 2004, 2003 and 2002, respectively: dividend yield of 2.40%, 2.40% and 2.40%, risk free interest rates of 4.27%, 4.27% and 4.14% and an expected life of 10 years. Price volatilities of 29%, 29% and 25%, were applied for the years ended 2004, 2003 and 2002, respectively. For disclosure purposes, the Company immediately recognized the expense associated with the option grants assuming that all awards will vest. The compensation expense included in the proforma results was determined based on the fair value of the option at the time of grant multiplied by the number of options granted net of the related tax effect.

Earnings Per Share

Earnings per common share are based on the weighted average number of common shares outstanding during the period. The effects of potential common shares outstanding during the period are included in diluted earnings per share. Stock options, which are described in note 10, are granted to key management personnel.

		Common	Per Share
For the Year Ended December 31, 2004	Net Earnings	Shares	Amount

Earnings per common share	$6,064,165	3,305,736	$1.83
Effect of dilutive stock options	—	50,594	(.02)

Diluted earnings per common share	$6,064,165	3,356,330	$1.81

		Common	Per Share
For the Year Ended December 31, 2003	Net Earnings	Shares	Amount

Earnings per common share	$5,786,850	3,308,087	$1.75
Effect of dilutive stock options	—	48,893	(.03)

Diluted earnings per common share	$5,786,850	3,356,980	$1.72

		Common	Per Share
For the Year Ended December 31, 2002	Net Earnings	Shares	Amount

Earnings per common share	$5,544,665	3,243,849	$1.71
Effect of dilutive stock options	—	42,353	(.02)

Diluted earnings per common share	$5,544,665	3,286,202	$1.69

New Accounting Standards

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board and other standard setting entities that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Share-Based Payment

In December 2004, the FASB revised SFAS No. 123 (“SFAS No. 123 ®”). SFAS 123 ®, Share-Based Payment, requires all share based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123 ® is effective for periods beginning after June 15, 2005. The Company is still evaluating the transition provisions allowed by SFAS No. 123 ® and expects to adopt this standard in the third quarter of 2005. The financial statement impact is not expected to be materially different from that shown in the existing pro forma disclosure required under the original SFAS No. 123.

WGNB CORP.

Notes to Consolidated Financial Statements, continued

Reclassifications

Certain reclassifications have been made in the prior years consolidated financial statements to conform to the presentation used in 2004.

(2)	Securities

Securities available for sale and held-to-maturity at December 31, 2004 and 2003 are summarized as follows:

	December 31, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
U.S. Government agencies	$5,496,962	8,550	632	5,504,880
Mortgage-backed securities	16,387,883	341,622	62,434	16,667,071
State, county and municipals	35,638,790	1,395,663	45,595	36,988,858
Corporate bonds	1,641,202	65,542	—	1,706,744

	$59,164,837	1,811,377	108,661	60,867,553

	December 31, 2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agencies	$7,026,625	53,574	—	7,080,199
Mortgage-backed securities	16,398,266	492,122	47,714	16,842,674
State, county and municipals	28,089,647	1,495,022	9,583	29,575,086
Corporate bonds	1,657,651	121,132	—	1,778,783

	$53,172,189	2,161,850	57,297	55,276,742

December 31, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held to Maturity
Trust preferred securities	$4,834,649	—	—	4,834,649

December 31, 2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Trust preferred securities	$4,250,000	22,800	—	4,272,800

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(2)	Securities, continued

The amortized cost and estimated fair value of investment securities available for sale and held to maturity at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Available for Sale
U.S. Government agencies, state, county and municipals and corporate bonds:
Within 1 year	$3,328,893	3,348,898
1 to 5 years	10,021,950	10,204,880
5 to 10 years	7,598,453	7,879,200
After 10 years	21,827,658	22,767,504
Mortgage-backed securities	16,387,883	16,667,071

	$59,164,837	60,867,553

Held to Maturity

Trust preferred securities:
After 10 years	$4,834,649	4,834,649

The following is a summary of the fair values of securities that have market losses as of December 31, 2004. The Company has determined that the decline in fair value below the amortized cost basis is temporary for purposes promulgated by Statement of Financial Accounting Standards No. 115 – Accounting for Certain Debt and Equity Securities since there are no securities with losses for a twelve month period.

	December 31, 2004
	Less Than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
U.S. Government agencies	$999,400	632	—	—
Mortgage-backed securities	1,873,570	21,287	1,927,401	41,147
State, county and municipals	3,166,003	45,595	—	—
Corporate bonds	—	—	—	—
Trust preferred securities	—	—	—	—

	$6,038,973	67,514	1,972,401	41,147

	December 31, 2003
	Less Than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
U.S. Government agencies	$—	—	—	—
Mortgage-backed securities	3,369,392	47,714	—	—
State, county and municipals	1,285,300	9,583	—	—
Corporate bonds	—	—	—	—
Trust preferred securities	—	—	—	—

	$4,654,692	57,297	—	—

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(2)	Securities, continued

At December 31, 2004, all unrealized losses in the investment securities portfolio related to debt securities. The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary. From the December 31, 2004 tables above, 9 out of 98 securities issued by state and political subdivisions contained unrealized losses and 7 out of 60 securities issued by U.S. Government agencies and Government sponsored corporations, including mortgage-backed securities, contained unrealized losses. These unrealized losses are considered temporary because of acceptable investment grades on each security and the repayment sources of principal and interest are government backed.

Proceeds from sales of securities available for sale during 2002 were $6,498,385 with gross gains of $6,705 and no gross losses recognized. There were no sales of securities available for sale during 2004 or 2003.

Investment securities with a fair value of approximately $56,601,000 and $53,473,000 as of December 31, 2004 and 2003, respectively, were pledged to secure public deposits, as required by law, and for other purposes.

(3)	Loans

Major classifications of loans at December 31, 2004 and 2003 are summarized as follows:

	2004	2003
Commercial, financial and agricultural	$50,527,769	31,219,230
Real estate – mortgage	173,110,259	180,991,556
Real estate – construction	114,657,248	68,207,499
Consumer	18,614,114	16,079,558

	356,909,390	296,497,843
Less: Unearned interest	581,614	453,718
Allowance for loan losses	4,080,148	3,479,366

	$352,247,628	292,564,759

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

Under the line of credit agreement with the Federal Home Loan Bank (see Note 6), the Bank pledges acceptable loans under a blanket lien as collateral for its borrowings.

Changes in the allowance for loan losses for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Balance, beginning of year	$3,479,366	3,771,676	3,720,206
Provision for loan losses	925,000	350,000	483,340
Loans charged off	(397,095)	(789,544)	(694,566)
Recoveries	72,877	147,234	262,696

Balance, end of year	$4,080,148	3,479,366	3,771,676

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(4)	Premises and Equipment

Major classifications of premises and equipment at December 31, 2004 and 2003 are summarized as follows:

	2004	2003
Land	$1,188,765	1,188,765
Buildings and improvements	7,715,254	6,350,989
Furniture and equipment	6,127,392	5,842,829

	15,031,411	13,382,583
Less: Accumulated depreciation	(7,386,532)	(6,619,688)

	$7,644,879	6,762,895

Depreciation expense amounted to $919,153, $863,369 and $748,049 in 2004, 2003 and 2002, respectively.

(5)	Time Deposits

At December 31, 2004 the scheduled maturities of time deposits are as follows:

2005	$90,734,774
2006	36,773,609
2007	6,812,154
2008	5,146,101
2009	8,741,408

$148,208,046

(6)	Lines of Credit

The Bank has lines of credit for overnight borrowings of $20,800,000 and 11,000,000 at December 31, 2004 and 2003. The Bank also has a line of credit with the Federal Home Loan Bank of Atlanta (FHLB) with credit availability totaling $110,500,000 at December 31, 2004. The FHLB advances are secured by the Bank’s stock in the FHLB, its 1-4 family first mortgage loans and qualified commercial loans. Advances on the FHLB line of credit are subject to available collateral of the Bank. At December 31, 2004 and 2003, the Bank had advances outstanding from the FHLB amounting to $55,000,000 and $45,000,000, respectively. The Bank had no excess collateral available at December 31, 2004 for additional borrowing. An early conversion option allows the FHLB to convert the advances to a variable interest rate upon notification to the Bank. The following advances require quarterly interest payments:

December 31, 2004
	Interest	Current			Early Conversion
Advance	Basis	Rate	Maturity	Call Date	Option
$10,000,000	Fixed	5.49%	May 2011	May 2006	May 2006, 3 month LIBOR

$5,000,000	Variable	2.44%	Daily Rate	—	—

$5,000,000	Fixed	7.07%	May 2005	—	—

$10,000,000	Fixed	6.16%	July 2005	—	—

$5,000,000	Fixed	5.44%	February 2008	—	—
$10,000,000	Fixed	3.37%	September 2012	September 2007	September 2007, 3 month LIBOR
$10,000,000	Fixed	3.225%	February 2014	February 2009	February 2009, 3 month LIBOR

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(6)	Lines of Credit, continued

December 31, 2003
	Interest	Current			Early Conversion
Advance	Basis	Rate	Maturity	Call Date	Option
$10,000,000	Fixed	5.49%	May 2011	May 2006	May 2006, 3 month LIBOR

$5,000,000	Fixed	6.14%	December 2004	—	—

$5,000,000	Fixed	7.07%	May 2005	—	—

$10,000,000	Fixed	6.16%	July 2005	—	—

$5,000,000	Fixed	5.44%	February 2008	—	—

$10,000,000	Fixed	3.37%	September 2012	September 2007	September 2007, 3 month LIBOR

(7)	Commitments

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

In most cases, the Company requires collateral to support financial instruments with credit risk. The following table summarizes the off balance sheet financial instruments as of December 31, 2004 and 2003:

	Approximate
	Contractual Amount
	2004	2003
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$68,013,000	51,587,000
Standby letters of credit	8,367,000	2,402,000

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

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(8)	Stock Repurchase Plan

In 1996, the Board of Directors approved a Stock Repurchase Plan of up to $2,000,000 of the Company’s common stock currently outstanding. During 2001, the Board of Directors approved an additional $1,000,000 to be used for the Stock Repurchase Plan. The Company retired 12,858 shares of common stock during 2004. At December 31, 2004, the Company had $943,871 remaining to reacquire shares under the Stock Repurchase Plan.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2004, that the Company and the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2004 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category. Presented below are the Company’s and the Bank’s actual capital amounts and ratios.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in 000’s)		(in 000’s)		(in 000’s)
As of December 31, 2004:
Total Capital (to Risk Weighted Assets)
Consolidated	$47,919	13%	≥29,475	≥8%	N/A	N/A
Bank	$43,259	12%	≥29,234	≥8%	≥36,542	≥10%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$43,839	12%	≥14,737	≥4%	N/A	N/A
Bank	$39,179	11%	≥14,617	≥4%	≥21,925	≥ 6%
Tier I Capital (to Average Assets)
Consolidated	$43,839	10%	≥17,891	≥4%	N/A	N/A
Bank	$39,179	9%	≥17,769	≥4%	≥22,211	≥ 5%

As of December 31, 2003:
Total Capital (to Risk Weighted Assets)
Consolidated	$43,280	14%	≥24,640	≥8%	N/A	N/A
Bank	$39,280	13%	≥24,597	≥8%	≥30,747	≥10%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$39,801	13%	≥12,320	≥4%	N/A	N/A
Bank	$35,801	12%	≥12,299	≥4%	≥18,448	≥ 6%
Tier I Capital (to Average Assets)
Consolidated	$39,801	10%	≥15,474	≥4%	N/A	N/A
Bank	$35,801	9%	≥15,414	≥4%	≥19,267	≥ 5%

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(9)	Regulatory Matters, continued

Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions are based on the level of regulatory classified assets, the prior years’ net earnings, and the ratio of equity capital to total assets. At December 31, 2004 the Bank could pay approximately $10,668,000 in dividends without obtaining prior regulatory approval.

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

On April 8, 2003 the shareholders approved the WGNB Corp. 2003 Stock Incentive Plan (the “2003 Plan”). Under the 2003 Plan the Company may grant options to certain key officers to acquire shares of common stock of the Company at the then fair value for incentive stock options and no less than 85% of the fair value for nonqualified stock options, with the number of shares to be determined annually by agreed upon formulas. A total of 660,000 shares of common stock were reserved for possible issuance under the 2003 Plan with a maximum of 350,000 shares to be issued under nonqualified stock option grants. At December 31, 2004, the Company had distributed 15,639 of the options available for awards under the 2003 Plan. The options under the 2003 Plan were to be distributed commencing in the 2004 fiscal year and will terminate February 11, 2013 unless previously terminated by the Board of Directors or when the shares approved under the plan have been distributed. The options may be exercised by the participants under a vesting period of five years ratably at 20% per year. The options are exercisable no later than ten years after the date of grant. No compensation cost has been recognized for the stock options.

A summary status of the Company’s stock option plan as of December 31, 2004, 2003 and 2002, and changes during the years ending on those dates, is presented below:

	2004		2003		2002
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	135,441	$18.53	100,358	$15.57	96,279	$13.75
Awarded during the year	15,639	$28.87	39,734	$24.99	17,272	$24.00
Forfeited during the year	—	—	—	—	(5,681)	$19.59
Exercised during the year	(50,980)	$11.57	(4,651)	$9.90	(7,512)	$8.69

Outstanding, end of year	100,100	$23.68	135,441	$18.53	100,358	$15.57

Options exercisable at year end	15,568		48,739		36,792

Weighted average fair value of options granted during the year		$9.18		$8.12		$6.91

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(10)	Incentive Stock Option Plan, continued

The following information applies to all options outstanding at December 31, 2004:

Options Outstanding				Options Exercisable
		Wtd. Avg.	Wtd. Avg.		Wtd. Avg.
		Exercise	Remaining		Exercise
Shares	Range	Price	Life (Years)	Shares	Price
6,400	$13.00	$13.00	3.11	6,400	$13.00
79,333	$20.00 - 25.00	$23.60	6.93	9,168	$20.00
14,367	$28.87	$28.87	8.11	—	—

100,100	$13.00 – 28.87	$23.68	6.86	15,568	$17.12

(11)	Defined Contribution Plan

The Company began a qualified retirement plan pursuant to Internal Revenue Code Section 401(k) in 1996 covering substantially all employees subject to certain minimum age and service requirements. Contribution to the plan by employees is voluntary. During 2004, 2003 and 2002, the Company matched 100% of the participants’ contributions up to 6% of the participants’ salaries which is limited to the annual 401(k) contribution limits. The Company also made discretionary contributions to the plan in 2004, 2003 and 2002 of 5% of participants’ salaries. Contributions to the plan charged to expense during 2004, 2003 and 2002 were $453,704, $433,505 and $366,148, respectively.

(12)	Income Taxes

The components of the provision for income taxes in the consolidated statements of earnings for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Current:
Federal	$2,387,873	2,251,444	2,571,959
State	265,319	341,612	259,812

Deferred:
Federal	26,006	75,351	(145,490)
State	2,890	11,417	(17,982)

Total	$2,682,088	2,679,824	2,668,299

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

	2004	2003	2002
Pretax income at statutory rates	$2,973,726	2,878,670	2,790,917
Add (deduct):
Tax-exempt interest income	(448,781)	(390,578)	(331,773)
State taxes, net of federal effect	54,870	85,394	180,054
Non-deductible interest expense	12,757	7,965	28,636
Other	89,516	98,373	465

	$2,682,088	2,679,824	2,668,299

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(12)	Income Taxes, continued

The following summarizes the net deferred tax asset, which is included as a component of other assets, at December 31, 2004 and 2003.

	2004	2003
Deferred income tax assets:
Allowance for loan losses	$1,402,314	1,174,257
Other real estate owned	48,160	149,138
Other	100,719	65,620

Total gross deferred income tax assets	1,551,193	1,389,015

Deferred income tax liabilities:
Premises and equipment	(368,778)	(357,219)
Net unrealized gain on securities available for sale	(607,526)	(714,812)
Other	(182,331)	(2,816)

Total gross deferred income tax liabilities	(1,158,635)	(1,074,847)

Net deferred income tax asset	$392,558	314,168

(13)	Related Party Transactions

The Bank conducts transactions with directors and executive officers, including companies in which they have beneficial interests, in the normal course of business. It is the Bank’s policy to comply with federal regulations that require that loan transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time made for comparable loans to other persons. The following summary reflects activity for related party loans for 2004:

Beginning balance	$4,744,077
New loans	4,242,349
Repayments	(5,216,129)
Change in related parties	3,746

Ending balance	$3,774,043

At December 31, 2004 and 2003, deposits from directors, executive officers, and their related interests totaled approximately $8,300,000 and 10,500,000, respectively.

(14)	Other Operating Expenses

Components of other operating expenses which exceed 1% of total interest income and other income are as follows:

	2004	2003	2002
Professional fees	$622,993	408,457	521,305
Printing and supplies	$319,709	306,552	295,281
Software licensing fee	$—	—	323,654

(15)	Fair Value of Financial Instruments

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

The carrying amount and estimated fair values of the Company’s financial instruments at December 31, 2004 and 2003 are as follows:

	2004		2003
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$8,056,243	8,056,243	27,235,798	27,235,798
Securities available for sale	$60,867,553	60,867,553	55,276,742	55,276,742
Securities held to maturity	$4,834,649	4,834,649	4,250,000	4,272,800
Loans, net	$352,247,628	351,433,142	292,564,759	293,298,157

Liabilities:
Deposits	$338,398,039	338,165,290	303,316,180	304,808,281
Federal Home Loan Bank advances	$55,000,000	56,009,314	45,000,000	47,852,386

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(16)	WGNB Corp. (Parent Company Only) Financial Information

Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets

Cash	$2,407,351	4,103,581
Investment in Bank	40,291,753	37,163,669
Securities available for sale	635,399	669,779
Securities held to maturity	2,334,649	743,316
Other assets	57,140	87,380

	$45,726,292	42,767,725

Liabilities and Stockholders’ Equity

Dividends payable	$687,675	583,924
Other liabilities	76,307	94,539

Total liabilities	763,982	678,463

Stockholders’ equity	44,962,310	42,089,262

	$45,726,292	42,767,725

Statements of Earnings

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Dividends from Bank	$2,564,479	2,216,517	1,946,290
Other income	157,496	20,500	60,637
Other expense	(36,083)	(26,295)	(51,332)

Earnings before equity in undistributed earnings of subsidiaries	2,685,892	2,210,722	1,955,595

Equity in undistributed earnings loss of WGCS	—	—	(22,803)
Equity in undistributed earnings of Bank	3,378,273	3,576,128	3,611,873

Net earnings	$6,064,165	5,786,850	5,544,665

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(16)	WGNB Corp. (Parent Company Only) Financial Information, continued

Statements of Cash Flows

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net earnings	$6,064,165	5,786,850	5,544,665
Adjustments to reconcile net earnings to net cash provided by operating activities:
Accretion on securities available for sale	11,846	11,534	6,440
Loss on sale of other real estate	9,675	54,269	—
Equity in undistributed earnings of Bank	(3,378,273)	(3,576,128)	(3,611,873)
Equity in undistributed loss of WGCS	—	—	22,803
Change in other assets	(6,538)	(8,540)	(131,488)
Change in other liabilities	2,348	18,462	189,015

Net cash provided by operating activities	2,703,223	2,286,447	2,019,562

Cash flows from investing activities:
Capital infusion to bank	—	(275,253)	—
Net assets transferred from WGCS	—	—	91,895
Purchase of securities held to maturity	(1,604,000)	(750,000)	(647,672)
Proceeds from paydowns of securities available for sale	—	6,684	—
Proceeds from sale of real estate owned	39,540	44,956	—

Net cash used by investing activities	(1,564,460)	(973,613)	(555,777)

Cash flows from financing activities:
Payments on borrowings	—	—	(1,282,000)
Payments received from WGCS	—	—	1,282,000
Offering proceeds, net of offering cost	—	—	4,766,454
Dividends paid	(2,460,728)	(2,147,943)	(1,891,627)
Exercise of stock options	589,977	46,042	65,282
Retirement of common stock	(964,242)	(154,533)	(65,282)

Net cash (used) provided by financing activities	(2,834,993)	(2,256,434)	2,874,827

(Decrease) increase in cash	(1,696,230)	(943,600)	4,338,612

Cash at beginning of year	4,103,581	5,047,181	708,569

Cash at end of year	$2,407,351	4,103,581	5,047,181

Supplemental disclosure of non-cash financing activities:
Change in dividends payable	$(103,751)	(68,875)	(55,148)
Changes in unrealized gains on securities available for sale, net of tax, of Bank	$(265,213)	78,855	921,914
Issuance of common stock to directors in lieu of directors’ fees	$12,840	28,915	29,366
Transfer of assets from WGCS to the Company	$—	—	155,940