Form 10-Q
period 2005-03-31
WGNB CORP
filed 2005-05-11
CIK 1115568

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 000-30805

WGNB CORP.

(Exact name of registrant as specified in its charter)

Georgia	58-1640130

(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 10, 2005

Common Stock, $1.25 par value	3,324,004

WGNB CORP.

Part I – Financial Information

Item 1. Financial Statements

     The unaudited financial statements of WGNB Corp. (the “Company”) are set forth on the following pages. All adjustments have been made which, in the opinion of management, are necessary in order to make the financial statements not misleading.

WGNB CORP.

Consolidated Balance Sheets

As of March 31, 2005 and December 31, 2004

	March 31,	December 31,
	2005	2004
	(unaudited)	(audited)
Assets

Cash and cash due from banks	$16,254,046	7,288,973
Federal funds sold	3,068,745	767,270

Cash and cash equivalents	19,322,791	8,056,243

Securities available for sale	61,595,189	60,867,553
Securities held to maturity	5,079,701	4,834,649
Loans, net	373,365,883	352,247,628
Premises and equipment, net	8,507,917	7,644,879
Accrued interest receivable	2,275,328	2,097,166
Other assets	6,641,055	6,180,855

	$476,787,864	441,928,973

Liabilities and Stockholders’ Equity

Deposits:
Demand	$50,883,381	44,730,335
Interest bearing demand	141,875,386	133,603,250
Savings	12,093,431	11,856,408
Time	95,180,314	92,704,938
Time, over $100,000	75,264,472	55,503,108

Total deposits	375,296,984	338,398,039

Federal Home Loan Bank advances	52,000,000	55,000,000
Accrued interest payable	1,285,232	1,426,132
Other liabilities	2,832,935	2,142,492

Total liabilities	431,415,151	396,966,663

Commitments

Stockholders’ equity:
Common stock, $1.25 par value, 10,000,000 shares authorized; 3,324,004 and 3,325,774 shares issued and outstanding	4,155,005	4,157,218
Additional paid-in capital	4,852,236	4,902,369
Retained earnings	35,678,240	34,778,931
Accumulated other comprehensive income	687,232	1,123,792

Total stockholders’ equity	45,372,713	44,962,310

	$476,787,864	441,928,973

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.

Consolidated Statements of Earnings

For the Three Months Ended March 31, 2005 and 2004
(unaudited)

	For the Three Months
	Ended March 31,
	2005	2004
Interest income:
Interest and fees on loans	$6,178,634	5,118,896
Interest on federal funds sold	51,311	24,907
Interest on investment securities:
U.S. Government agencies	255,706	263,689
State, county and municipal	412,464	348,382
Other	176,844	144,296

Total interest income	7,074,959	5,900,170

Interest expense:
Interest on deposits:
Demand	505,920	259,246
Savings	14,879	10,290
Time	1,273,884	829,344
Interest on FHLB and other borrowings	576,873	654,734

Total interest expense	2,371,556	1,753,614

Net interest income	4,703,403	4,146,556

Provision for loan losses	300,000	150,000

Net interest income after provision for loan losses	4,403,403	3,996,556

Other income:
Service charges on deposit accounts	929,454	953,713
Mortgage origination fees	72,506	127,240
Miscellaneous	351,434	281,957

Total other income	1,353,394	1,362,910

Other expenses:
Salaries and employee benefits	2,099,271	1,950,073
Occupancy	543,081	506,405
Other operating	879,731	991,504

Total other expenses	3,522,083	3,447,982

Earnings before income taxes	2,234,714	1,911,484

Income taxes	620,743	600,633

Net earnings	$1,613,971	1,310,851

Basic earnings per share	$.49	.40

Diluted earnings per share	$.48	.39

Dividends declared per share	$0.2150	0.1825

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2005 and 2004
(unaudited)

	For the Three Months
	Ended March 31,
	2005	2004
Net earnings	$1,613,971	1,310,851

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale:

Unrealized gains (losses) arising during the period	(661,455)	652,764

Associated taxes	224,895	(221,940)

Other comprehensive income (loss)	(436,560)	430,824

Comprehensive income	$1,177,411	1,741,675

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2005 and 2004
(unaudited)

	For the Three Months
	Ended March 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$1,613,971	1,310,851
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	257,046	279,817
Provision for loan losses	300,000	150,000
Gain on sale of premises and equipment	(140)	(3,430)
Loss on sale of other real estate owned	5,972	44,447
Change in:
Other assets	228,216	(1,302,135)
Other liabilities	(140,900)	1,070,641

Net cash provided by operating activities	2,264,165	1,550,191

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	3,497,795	4,112,173
Purchases of securities available for sale	(4,898,049)	(3,540,300)
Purchases of securities held to maturity	(244,936)	(500,000)
Net change in loans	(21,447,838)	(23,385,183)
Purchases of premises and equipment	(1,108,038)	(82,602)
Proceeds from the sale of premises and equipment	140	3,430
Proceeds from the sale of other real estate owned	39,028	139,616

Net cash used by investing activities	(24,161,898)	(23,252,866)

Cash flows from financing activities:
Net change in deposits	36,898,945	13,547,620
Proceeds from Federal Home Loan Bank borrowings	—	10,000,000
Repayment of Federal Home Loan Bank borrowings	(3,000,000)	—
Dividends paid	(682,318)	(580,743)
Exercise of stock options	—	28,760
Purchase and retirement of common stock	(52,346)	(23,000)

Net cash provided by financing activities	33,164,281	22,972,637

Change in cash and cash equivalents	11,266,548	1,269,962

Cash and cash equivalents at beginning of period	8,056,243	27,235,798

Cash and cash equivalents at end of period	$19,322,791	28,505,760

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Cash Flows, continued

For the Three Months Ended March 31, 2005 and 2004
(unaudited)

	For the Three Months
	Ended March 31,
	2005	2004
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,512,456	1,720,622
Income taxes	$10,000	88,000

Non-cash investing and financing activities:
Transfer of loans to other real estate	$29,582	105,168
Change in unrealized gains (losses) on securities available for sale, net of tax	$(436,560)	430,824
Change in dividends payable	$32,343	22,807

See accompanying notes to unaudited consolidated financial statements.

WGNB Corp.

Notes to Consolidated Financial Statements

(1) – Basis of Presentation

     The consolidated financial statements include the accounts of WGNB Corp. (the “Company”) and its wholly-owned subsidiary, West Georgia National Bank (the “Bank”). All significant inter-company accounts have been eliminated in consolidation.

     The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company’s financial position as of March 31, 2005, and the results of its operations and its cash flows for the three-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with consolidated financial statements and the related notes and the report of independent accountants included in the Company’s 2004 filing on Form 10-K which included the results of operations for the years ended December 31, 2004, 2003 and 2002.

(2) – Net Earnings Per Share

     Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

     Reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the quarters ended March 31, 2005 and March 31, 2004 are as follows:

	For the three months ended March 31, 2005
			Earnings
	Net Earnings	Common Shares	per Share
Basic earnings per share	$1,613,971	3,324,427	$.49
Effect of dilutive securities – Stock Options	—	18,655	(.01)

Diluted earnings per share	$1,613,971	3,343,082	$.48

	For the three months ended March 31, 2004
			Earnings
	Net Earnings	Common Shares	per Share
Basic earnings per share	$1,310,851	3,306,793	$.40
Effect of dilutive securities – Stock Options	—	50,594	(.01)

Diluted earnings per share	$1,310,851	3,357,387	$.39

WGNB Corp.

Notes to Consolidated Financial Statements, continued

(3) – Stock Compensation Plans

     SFAS No. 123, “Accounting for Stock-Based Compensation”, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided proforma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. Had compensation cost for the plan been determined based upon the fair value of the options at the grant dates, the Company’s net earnings and earnings per share for the quarters ended March 31, 2005 and 2004 would have been reduced to the proforma amounts indicated below:

		2005	2004
Net earnings	As reported	$1,613,971	1,310,851
	Proforma	$1,544,357	1,216,097

Net earnings per share	As reported	$.49	.40
	Proforma	$.46	.37

Diluted earnings per share	As reported	$.48	.39
	Proforma	$.46	.36

     The fair value of each option is estimated on the date of the grant using the Black-Scholes Model. The following weighted average assumptions were used for grants in 2005 and 2004, respectively: dividend yield of 2.84% and 2.43%, risk free interest rates of 4.09% and 4.12%, respectively, and an expected life of 10 years. The compensation expense included in the proforma results was determined based on the fair value of the option at the time of grant multiplied by the number of options granted net of tax effect.

(4) Contingent Liabilities

     Various legal actions and proceedings are pending or are threatened against the Company and its subsidiaries, some of which seek relief or damages in amounts that are substantial. These actions and proceedings arose in the ordinary course of the Company’s business. After consultation with legal counsel, management believes that the aggregate liability, if any, resulting from such pending and threatened actions and proceedings will not have a material adverse effect on the Company’s financial condition.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

     The following analysis compares WGNB Corp.’s results of operations for the three month periods ended March 31, 2005 and 2004 and reviews important factors affecting WGNB Corp.’s financial condition at March 31, 2005, compared to December 31, 2004. These comments should be read in conjunction with the Company’s consolidated financial statements and accompanying notes appearing in this Report.

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

• the matters described under Part I, Item 1, Business – Business Risks in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The Company cautions that the foregoing list of important factors is not exclusive. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

Critical Accounting Policies

     The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. These significant accounting policies are described in the notes to the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “Notes”). Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers these accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying value of assets and liabilities and the results of operations of the Company. All accounting policies are important, and all policies described in Notes should be reviewed for a greater understanding of how the Company’s financial performance is recorded and reported.

     The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio. Calculation of the allowance for loan losses is a critical accounting estimate due to the significant judgment, assumptions and estimates related to the amount and timing of estimated losses, consideration of current and historical trends and the amount and timing of cash flows related to impaired loans. Please refer to the section of the Company’s Annual Report on 10-K for the year ended December 31, 2004 entitled “Balance Sheet Overview – Provision and Allowance for Possible Loan and Lease Losses” and Note 1 and Note 3 to the Notes for a detailed description of the Company’s estimation processes and methodology related to the allowance for loan losses.

Results of Operations

Overview

     Net earnings for the three months ended March 31, 2005 were $1,614,000, which represented an increase of $303,000, or 23.1 percent, when compared to the three months ended March 31, 2004. Comparing the first quarter of 2005 to the first quarter of 2004, the increase in earnings has several components. Net interest income increased $557,000, or 13.4 percent, comparing the two first quarter periods. This is the most significant operating change when comparing the two first quarter periods and is attributable to continued loan growth. The provision for loan losses doubled (from $150,000 to $300,000) in the first quarter of 2005 from the first quarter of 2004. Total non-interest income decreased by $10,000, or 0.7 percent. The decrease in non-interest income is attributable to a decrease in mortgage fee income of $55,000, or 43.0 percent, comparing the first quarter of 2005 to the same period in 2004. Total non-interest expense increased $74,000, or 2.1 percent, comparing the first quarter of 2005 with that of 2004. Each of these components is discussed in more detail in the following narrative.

Net Interest Income

     Net interest income for the Company continues to increase as loan production and asset growth remain strong. Market interest rates have begun to increase and are expected to increase throughout 2005 and possibly into 2006. While year-to-date earning asset yields have increased slightly in 2005 (6.68 percent in 2005 compared to 6.50 percent in 2004), the year-to-date cost of funds has increased by thirty two basis points (2.32 percent in 2005 from 2.00 percent in 2004). The net interest margin for the first quarter of 2005 was 4.49 percent, compared to 4.61 percent for the first quarter of 2004. The cost of funds has been impacted by the increase in longer term certificates of deposit that the Bank has attracted in order to fund its loan growth. Additionally, the Bank’s cost of funds has been impacted by competition for deposits in its market area. The Bank must pay higher than national rates to attract deposits in its own market. We compete with five de novo banks that are willing to pay over market rates in order to build market share.

     Management recognized early in 2004 that interest rates were beginning to rise and actively managed the balance sheet throughout 2004 to minimize interest rate risk exposure to rising rates. Management sought to become more asset sensitive. That is, since the Bank’s assets reprice faster than its deposits, the assets side of the balance sheet would benefit from rising rates. In actuality, the assets side of the balance sheet has become more sensitive to rising rates since the beginning of 2004. However, the Bank issued certificates of deposit in late 2004 and in 2005 that were longer term in order to stabilize its future cost of funds. This had the immediate impact of increasing the Bank’s cost of funds and thereby reducing its net interest margin percentage. However, as market interest rates continue to increase, the Bank’s net interest margin should be impacted in a positive manner going forward in 2005.

     Any net interest margin reduction in terms of percentage from 2004 has been made up in earning asset growth in 2005. Net interest income increased by $557,000 in the first quarter of 2005 from the first quarter ended March 31, 2004. Total interest income increased by $1.17 million, or 19.9 percent, while total interest expense increased by $618,000, or 35.2 percent. Interest earning assets outstanding averaged $437.9 million for the first quarter of 2005. This compares to average interest earning assets outstanding of $372.4 million in the first quarter of 2004. The average interest earning asset increase was $65.5 million, or 17.6 percent, since the first quarter of 2004. Comparing the first quarter of 2005 to 2004, interest bearing deposits and borrowings have increased by $56.7 million, or 18.4 percent. The increase in the earning asset spread caused a volume increase in the Bank’s interest margin in terms of actual dollars.

     The average earning asset mix has shifted from 19 percent investment securities and 81 percent loans as of March 31, 2004, to 17 percent investment securities and 83 percent loans as of March 31, 2005. The 2005 year-to-date weighted average yield on loans not including loan fees was 6.4 percent year-to-date 2005, compared to 6.2 percent for the same period in 2004. The year-to-date average balance of loans has increased by $62 million, or 20.4 percent, from the first quarter ended March 31, 2004 to the same period in 2005. Consequently, most of the earning asset growth has been in total loans. Interest income from loans has increased by $1.06 million, or 20.7 percent, comparing the two periods ending March 31, 2004 and 2005.

Non-Interest Income and Expense

     Non-interest income has decreased by $10,000, or less than 1 percent, when comparing the first quarter of 2005 to first quarter of 2004. While service charges on deposit accounts decreased by $24,000 and mortgage origination fees decreased by $55,000, other income increased by $69,000. Service charge income decreased on a quarter-to-quarter basis for the first time in over five years. The reduction is primarily attributable to a reduction in the volume of overdraft fees on deposit accounts. Mortgage origination volume has decreased dramatically in 2005. The mortgage origination volume that the Company is experiencing results from home purchases. Despite continued low long-term rates, mortgage volume decreased in 2005 and is not expected to significantly recover. Other income has increased by almost 25 percent comparing the first quarter of 2005 to the first quarter of 2004. The change had two significant components. First, in the first quarter of 2004, the Company experienced a loss on the sale of other real estate owned of $44,000 compared to loss of $5,000 for 2005. Secondly, ATM network income is up $68,000 due to volume and fee increases.

     When comparing total non-interest expense for the three month periods ended March 31, 2005 with that of 2004, the Company experienced an increase of $74,000, or 2.1 percent. That increase was made up of a $149,000, or 7.7 percent, increase in salaries and benefits attributable to increases in salaries and other compensation for employees resulting from annual raises and incentive bonus accruals. The full time equivalent employee count at March 31, 2004 and 2005 was 143 and 144, respectively. Occupancy expense in the first quarter of 2005 increased $37,000, or 7.2 percent when compared to the first quarter of 2004. The increase in occupancy expense was attributable primarily to increased depreciation expense and other occupancy cost related to the new Mirror Lake facility placed in service in February 2005. Other operating expense decreased approximately $112,000, or 11.3 percent, from the first quarter of 2004 to the first quarter of 2005. This decrease was primarily attributable to professional services and legal fees associated with the management change that occurred in the first quarter of 2004 that was non-recurring in nature.

Income Taxes

     Income tax expense for the first three months of each year was $621,000 in 2005, and $601,000 in 2004. The effective tax rates for each of the periods ended March 31, 2005 and 2004 were 27.8 percent and 31.4 percent, respectively. The reduction of the effective tax rate is due to the increased investment in tax advantaged community development and tax free assets.

Provision and Allowance for Loan Losses

     The adequacy of the allowance for loan losses is determined through management’s informed judgment concerning the amount of risk inherent in the Bank’s loan and lease portfolios. This judgment is based on such factors as the change in levels of non-performing and past due loans and leases, historical loan loss experience, borrowers’ financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions. The allowance for loan losses at March 31, 2005 was $4.3 million, or 1.15 percent of total loans, compared to $4.1 million, or 1.14 percent of total loans, at December 31, 2004. Management believes that the allowance for loan losses is adequate to absorb possible loss in the loan portfolio.

Non-Performing Assets and Past Due Loans

     Non-performing assets, comprised of real estate owned, non-accrual loans and loans for which payments are more than 90 days past due, totaled $1.6 million at March 31, 2005, compared to $2.5 million at December 31, 2004. Non-performing assets as a percentage of total loans and real estate owned at March 31, 2005 and December 31, 2004 were 0.41 percent and 0.85 percent, respectively.

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

Financial Condition

Overview

     Total assets were $477 million at March 31, 2005, an increase of $35 million, or 7.9 percent, from December 31, 2004. During this same time period, total loans increased $21 million, or 6.0 percent, total deposits increased $37 million, or 11.0 percent, and borrowings decreased $3 million, or 5.5 percent. Loan demand in the Bank’s market area has remained strong since the beginning of 2004. We have funded the loan growth with out of market deposits, which are more readily available and are at a lower cost than the deposits in the Bank’s market area. The five new banks in the Company’s market area have increased the cost of both time and demand deposits causing management to consider alternative funding sources. In past years, as new banks started in our market, deposits became expensive and scarce. During that period, management funded its loan growth through borrowings with the Federal Home Loan Bank allowing the Bank to reduce its exposure to interest rate risk. Historically, these new banks would eventually be sold and deposit rates normalized. Management believes a similar cycle could take place with respect to its more recent new bank competitors and intends to maximize its interest margin and liquidity accordingly.

Assets and Funding

     At March 31, 2005, earning assets totaled $450 million, an increase of $25 million, or 6.0 percent, from December 31, 2004. The mix of interest earning assets at first quarter end 2005 is almost identical to that of year end 2004. Loans comprised 84 percent, investment securities comprised 15 percent, and federal funds comprised 1 percent of earning assets at March 31, 2005. Total loans to total deposits was 101 percent and 105 percent as of March 31, 2005 and December 31, 2004, respectively, as management used the proceeds from the Bank’s deposit growth to fund the reduction of borrowings.

     At March 31, 2005, interest-bearing liabilities increased $28 million, or 8.0 percent, when compared to December 31, 2004. Non-interest bearing demand accounts increased by $6 million, or 13.8 percent, and interest-bearing demand accounts increased by $8 million, or 6.2 percent. The total increase in all demand accounts was $14 million, or 8.1 percent, which is significant for a one quarter period. Total time deposits increased by $22 million, or 15.0 percent. Most of the growth in time deposits ($20 million) came as the result of out of market certificates of deposit. At March 31, 2005, deposits represented 86 percent and Federal Home Bank advances represented 14 percent of interest-bearing liabilities, respectively, compared to 84 percent and 16 percent, respectively, as of December 31, 2004.

Liquidity and Capital Resources

     Net cash provided by operating activities totaled $2.3 million for the three months ended March 31, 2005. Net cash used by investing activities totaled $24.2 million, which consisted primarily of a $21.4 million increase in loans and $1.6 million of cash to purchase investment securities. Net cash provided by financing activities totaled $33.2 million for the three months ended March 31, 2005, which primarily consisted of a $36.9 million increase in deposits and a $3 million reduction in borrowings. The net increase in cash and cash equivalents for the year-to-date at March 31, 2005 was $11.3 million.

     Total stockholders’ equity at March 31, 2005 was 9.5 percent of total assets, down from 10.2 percent at December 31, 2004. Total stockholders’ equity increased by $410,000 due to current year retained earnings of $969,000 and an offsetting decrease in accumulated other comprehensive income of $437,000 attributable to decreased unrealized gains on the available-for-sale investment portfolio.

     At March 31, 2005, WGNB Corp. was in compliance with various regulatory capital requirements administered by federal banking agencies. The following is a table representing WGNB Corp.’s consolidated Tier-1, tangible capital, and risk-based capital:

March 31, 2005
	Actual		Required		Excess
	Amount	%	Amount	%	Amount	%

Total capital (to risk-weighted assets)	$49,034	12.28%	$31,991	8.00%	$17,043	4.28%
Tier 1 capital (to risk-weighted assets)	44,685	11.19%	15,995	4.00%	28,690	7.19%
Tier 1 capital (to average assets)	44,685	9.55%	18,708	4.00%	25,977	5.55%

Off Balance Sheet Risk

     Through the operations of the Bank, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time. At March 31, 2005, the Bank had issued commitments to extend credit of $58,922,000 through various types of commercial lending arrangements and additional commitments through standby letters of credit of $12,357,000. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The Company manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

Derivative Instruments and Hedging Activities

     As of March 31, 2005, the Company held an interest rate swap, which it entered into as a means of managing its interest rate risk and accounted for the hedge instrument as a fair value hedge. The interest rate swap contract, with a notional amount of $30 million, was used to hedge the Bank’s fixed rate interest risk related to its borrowings with the Federal Home Loan Bank. Under the interest rate swap contract, the Company received a fixed rate of 3.40 percent and paid a rate of 90 day LIBOR which was 2.87 percent as of March 31, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The Company has little or no risk related to trading accounts, commodities or foreign exchanges.

     Interest rate risk, which encompasses price risk, is the exposure of a banking organization’s financial condition and earnings ability to adverse movements in interest rates. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2004, which reflected changes in market prices and rates, can be found in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2004 under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Asset/Liability Management.”

     Management actively monitors and manages the Company’s interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital, while adjusting the Company’s asset-liability structure to obtain the maximum yield versus cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. Management believes that there have been no significant changes in the Company’s market risk exposure since December 31, 2004.

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

     There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

     While the Company and its subsidiaries are from time to time party to various legal proceedings arising from the ordinary course of business, management believes that there are no proceedings of material risk threatened or pending.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (a) Not applicable.

     (b) The Company has previously reported the completion of a registered public offering pursuant to which it sold 200,000 shares of its Common Stock at a purchase price of $24.00 per share. The net proceeds from the offering (which was completed in April 2002) of $4,766,454 continue to remain invested in corporate bonds and federal funds.

     (c) Not applicable.

     During the first quarter of 2005, the Company declared quarterly cash dividends amounting to 21.50 cents per share which were paid on April 1, 2005. The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits

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

Dated: May 10, 2005

WGNB CORP.
By:	/s/ L. Leighton Alston
L. Leighton Alston
President and CEO

By:	/s/ Steven J. Haack
Steven J. Haack
Treasurer Principal Financial Officer