Form 10-Q
period 2005-06-30
WGNB CORP
filed 2005-08-12
CIK 1115568

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2005

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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 9, 2005

Common Stock, $1.25 par value	3,324,483

WGNB CORP.

Part I — Financial Information
Item 1. Financial Statements
     The unaudited financial statements of WGNB Corp. (the “Company”) are set forth on the following pages. All adjustments have been made which, in the opinion of management, are necessary in order to make the financial statements not misleading.

WGNB CORP.
Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(unaudited)	(audited)
Assets

Cash and due from banks, including reserve requirements of $100,000	$25,435,487	7,288,973
Federal funds sold	1,882,854	767,270

Cash and cash equivalents	27,318,341	8,056,243

Securities available for sale	60,825,867	60,867,553
Securities held to maturity	5,015,768	4,834,649
Loans, net	400,900,688	352,247,628
Premises and equipment, net	8,160,235	7,644,879
Accrued interest receivable	2,374,904	2,097,166
Other assets	6,473,009	6,180,855

	$511,068,812	441,928,973

Liabilities and Stockholders’ Equity

Deposits:
Demand	$49,565,994	44,730,335
Interest bearing demand	138,184,560	133,603,250
Savings	12,253,584	11,856,408
Time	100,190,410	92,704,938
Time, over $100,000	98,670,578	55,503,108

Total deposits	398,865,126	338,398,039

Federal Home Loan Bank advances	52,000,000	55,000,000
Federal funds purchased	9,479,000	—
Accrued interest payable	1,562,505	1,426,132
Other liabilities	2,592,145	2,142,492

Total liabilities	464,498,776	396,966,663

Stockholders’ equity:
Common stock, $1.25 par value, 10,000,000 shares authorized; 3,324,483 and 3,325,774 shares issued and outstanding	4,155,604	4,157,218
Additional paid-in capital	4,865,882	4,902,369
Retained earnings	36,577,421	34,778,931
Accumulated other comprehensive income	971,129	1,123,792

Total stockholders’ equity	46,570,036	44,962,310

	$511,068,812	441,928,973

See accompanying notes to consolidated financial statements.

WGNB CORP.
Consolidated Statements of Earnings
For the Three Months Ended June 30, 2005 and 2004
(unaudited)

	For the Three Months Ended
	June 30, 2005	June 30, 2004
Interest income:
Interest and fees on loans	$6,988,369	5,350,723
Interest on federal funds sold	37,645	26,559
Interest on investment securities:
U.S. Government agencies	256,890	221,004
State, county and municipal	415,811	368,073
Other	176,126	180,164

Total interest income	7,874,841	6,146,523

Interest expense:
Interest on deposits:
Demand	732,107	259,494
Savings	22,525	10,927
Time	1,581,823	914,492
Interest on FHLB and other borrowings	607,077	633,193

Total interest expense	2,943,532	1,818,106

Net interest income	4,931,309	4,328,417

Provision for loan losses	500,000	200,000

Net interest income after provision for loan losses	4,431,309	4,128,417

Other income:
Service charges on deposit accounts	1,047,141	998,321
Mortgage origination fees	105,254	137,476
Miscellaneous	307,681	255,998

Total other income	1,460,076	1,391,795

Other expenses:
Salaries and employee benefits	2,192,569	2,094,635
Occupancy	537,214	489,308
Other operating	844,993	926,719

Total other expenses	3,574,776	3,510,662

Earnings before income taxes	2,316,609	2,009,550

Income taxes	669,404	538,106

Net earnings	$1,647,205	1,471,444

Basic earnings per share	$0.50	0.45

Diluted earnings per share	$0.49	0.44

Dividends declared per share	$0.2250	0.1900

See accompanying notes to consolidated financial statements.

WGNB CORP.
Consolidated Statements of Comprehensive Income
For the Three Months Ended June 30, 2005 and 2004
(unaudited)

	For the Three Months Ended
	June 30, 2005	June 30, 2004
Net earnings	$1,647,205	1,471,444
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale:
Unrealized gains (losses) arising during the period	430,147	(1,819,829)
Associated benefit (taxes)	(146,250)	554,984

Other comprehensive income (loss)	283,897	(1,264,845)

Comprehensive income	$1,931,102	206,599

See accompanying notes to consolidated financial statements.

WGNB CORP.
Consolidated Statements of Earnings
For the Six Months Ended June 30, 2005 and 2004
(unaudited)

	For the Six Months Ended
	June 30, 2005	June 30, 2004
Interest income:
Interest and fees on loans	$13,167,003	10,469,619
Interest on federal funds sold	88,956	51,466
Interest on investment securities:
U.S. Government agencies	512,596	484,693
State, county and municipal	828,275	716,455
Other	352,970	324,460

Total interest income	14,949,800	12,046,693

Interest expense:
Interest on deposits:
Demand	1,238,027	518,740
Savings	37,404	21,217
Time	2,855,707	1,743,836
Interest on FHLB and other borrowings	1,183,950	1,287,927

Total interest expense	5,315,088	3,571,720

Net interest income	9,634,712	8,474,973

Provision for loan losses	800,000	350,000

Net interest income after provision for loan losses	8,834,712	8,124,973

Other income:
Service charges on deposit accounts	1,976,595	1,952,034
Mortgage origination fees	177,760	264,716
Miscellaneous	659,115	537,955

Total other income	2,813,470	2,754,705

Other expenses:
Salaries and employee benefits	4,291,840	4,044,708
Occupancy	1,080,295	995,713
Other operating	1,724,724	1,918,223

Total other expenses	7,096,859	6,958,644

Earnings before income taxes	4,551,323	3,921,034

Income taxes	1,290,147	1,138,739

Net earnings	$3,261,176	2,782,295

Basic earnings per share	$0.98	0.84

Diluted earnings per share	$0.98	0.83

Dividends declared per share	$0.4400	0.3725

See accompanying notes to consolidated financial statements.

WGNB CORP.
Consolidated Statements of Comprehensive Income
For the Six Months Ended June 30, 2005 and 2004
(unaudited)

	For the Six Months Ended
	June 30, 2005	June 30, 2004
Net earnings	$3,261,176	2,782,295
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale:
Unrealized gains (losses) arising during the period	(231,308)	(1,263,668)
Associated benefit (taxes)	78,645	429,647

Other comprehensive income (loss)	(152,663)	(834,021)

Comprehensive income	$3,108,513	1,948,274

See accompanying notes to consolidated financial statements.

WGNB CORP.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2005 and 2004
(unaudited)

	For the Six Months Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net earnings	$3,261,176	2,782,295
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	589,820	566,921
Provision for loan losses	800,000	350,000
Loss on sale of other real estate	5,972	48,895
Loss (Gain) on sale of premises and equipment	43,914	(3,430)
Change in:
Other assets	(717,094)	(552,541)
Other liabilities	586,026	(355,263)

Net cash provided by operating activities	4,569,814	2,836,877

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	8,144,825	6,653,481
Purchases of securities available for sale	(8,354,786)	(7,819,120)
Purchases of securities held to maturity	(232,500)	(1,010,000)
Net change in loans	(49,588,333)	(37,910,903)
Purchases of premises and equipment	(1,077,370)	(445,936)
Proceeds from sales of other real estate	355,148	226,946
Proceeds from sale of fixed assets	—	3,430

Net cash used by investing activities	(50,753,016)	(40,302,102)

Cash flows from financing activities:
Net change in deposits	60,467,087	13,717,158
FHLB Advances	—	10,000,000
Repayment of FHLB Advances	(3,000,000)	—
Net change in federal funds purchased	9,479,000	6,835,000
Dividends paid	(1,462,686)	(1,180,849)
Exercise of stock options	—	204,414
Purchase and retirement of common stock	(38,101)	(283,679)

Net cash provided by financing activities	65,445,300	29,292,044

Change in cash and cash equivalents	19,262,098	(8,173,181)

Cash and cash equivalents at beginning of period	8,056,243	27,235,798

Cash and cash equivalents at end of period	$27,318,341	19,062,617

See accompanying notes to consolidated financial statements.

WGNB CORP.
Consolidated Statements of Cash Flows, continued
For the Six Months Ended June 30, 2005 and 2004
(unaudited)

	For the Six Months Ended
	June 30, 2005	June 30, 2004
Supplemental disclosure of cash flow information:
Cash paid during the quarter for:
Interest	$5,178,715	3,491,090
Income taxes	1,499,000	1,194,000

Non-cash investing and financing activities:
Transfer of loans to other real owned	135,723	150,168
Change in unrealized gains on securities available for sale, net of tax	(152,663)	(834,021)
Change in dividends payable	67,612	50,863
Issuance of common stock to directors in lieu of directors’ fees	14,245	12,840
See accompanying notes to consolidated financial statements.

WGNB Corp.
Notes to Consolidated Financial Statements
June 30, 2005
(unaudited)
(1)	Basis of Presentation

The consolidated financial statements include the accounts of WGNB Corp. (the “Company”) and its wholly-owned subsidiary, West Georgia National Bank (the “Bank”). All significant inter-company accounts have been eliminated in consolidation. In some cases, certain prior period amounts have been reclassified to conform with current year presentation.

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company’s financial position as of June 30, 2005, and the results of its operations and its cash flows for the three- and six-month periods then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with the consolidated financial statements, related notes thereto and the report of independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which included the results of operations for the years ended December 31, 2004, 2003 and 2002.

(2)	Net Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

Reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the periods ended June 30, 2005 and June 30, 2004 are as follows:

	For the quarter ended June 30, 2005
			Earnings
	Net Earnings	Common Shares	per Share
Basic earnings per share	$1,647,205	3,324,323	$0.50
Effect of dilutive securities — Stock Options	—	18,655	(0.01)

Diluted earnings per share	$1,647,205	3,342,978	$0.49

	For the quarter ended June 30, 2004
			Earnings
	Net Earnings	Common Shares	per Share
Basic earnings per share	$1,471,444	3,306,524	$0.45
Effect of dilutive securities — Stock Options	—	50,594	(0.01)

Diluted earnings per share	$1,471,444	3,357,118	$0.44

	For the six months ended June 30, 2005
			Earnings
	Net Earnings	Common Shares	per Share
Basic earnings per share	$3,261,176	3,324,315	$0.98
Effect of dilutive securities — Stock Options	—	18,655	—

Diluted earnings per share	$3,261,176	3,342,970	$0.98

WGNB Corp.
Notes to Consolidated Financial Statements
June 30, 2005
(unaudited)
(2)	Net Earnings Per Share, continued

	For the six months ended June 30, 2004
			Earnings
	Net Earnings	Common Shares	per Share
Basic earnings per share	$2,782,295	3,306,656	$0.84
Effect of dilutive securities — Stock Options	—	50,594	(0.01)

Diluted earnings per share	$2,782,295	3,357,250	$0.83

(3)	Stock Compensation Plans

SFAS No. 123, “Accounting for Stock-Based Compensation”, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided proforma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied. Had compensation cost for the plan been determined based upon the fair value of the options at the grant dates, the Company’s net earnings per share for the year to date and quarters ended June 30, 2005 and 2004 would have been reduced to the proforma amounts indicated below:

		For the three months ended June 30,
		2005	2004
Net earnings	As reported	$1,647,205	1,471,444
	Proforma	$1,647,205	1,471,444

Basic earnings per share	As reported	$0.50	0.45
	Proforma	$0.50	0.45

Diluted earnings per share	As reported	$0.49	0.44
	Proforma	$0.49	0.44

		For the six months ended June 30,
		2005	2004
Net earnings	As reported	$3,261,176	2,782,295
	Proforma	$3,191,562	2,687,541

Basic earnings per share	As reported	$0.98	0.84
	Proforma	$0.96	0.81

Diluted earnings per share	As reported	$0.98	0.83
	Proforma	$0.95	0.80

WGNB Corp.
Notes to Consolidated Financial Statements
June 30, 2005
(unaudited)
(3)	Stock Compensation Plans, continued

The fair value of each option is estimated on the date of the grant using the Black-Scholes Model. The following weighted average assumptions were used for grants in 2005 and 2004: dividend yield of 2.84 percent and 2.43 percent, respectively, risk free interest rates of 4.09 percent and 4.12 percent, respectively, and an expected life of 10 years. The compensation expense included in the proforma results was determined based on the fair value of the option at the time of grant multiplied by the number of options granted net of tax effect. No options were granted in the second quarters ended 2005 and 2004.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following analysis compares WGNB Corp.’s results of operations for the quarter and six month periods ended June 30, 2005 and 2004 and reviews the important factors affecting WGNB Corp.’s financial condition at June 30, 2005 compared to December 31, 2004. These comments should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes appearing elsewhere in this Report.
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
Results of Operations
Overview
     Net earnings for the six months ended June 30, 2005 were $3.3 million, or $0.98 per diluted share, which represented an increase of $479 thousand, or 17.2 percent, when compared to the six months ended June 30, 2004. Net earnings for the second quarter ended June 30, 2005 were $1.65 million compared to $1.47 million for the second quarter of 2004, an increase of $176 thousand, or 11.9 percent. The loan loss provision increased $450 thousand, or 128.6 percent, comparing the first half of 2005 to 2004. Net interest income in the first six months of 2005 increased $1.16 million, or 13.7 percent, from the same period in 2004. Both the increased loan loss provision and increased net interest income are the result of continued robust loan growth in the first half of 2005. Total non-interest income increased $59 thousand, or 2.1 percent comparing the first six month period of 2005 with that of 2004. Total non-interest expense for the first six months of 2005 increased only minimally, $138 thousand, or 2.0 percent, when compared against the first six months of 2004.
     The Bank’s total loans have grown $49.4 million, or 13.9 percent, in the first six months of 2005. This increase in the loan portfolio has resulted in increased net interest income and the need to increase the loan loss provision for the period. Loan growth, credit concentrations and level of classified assets in the loan portfolio determines changes in the Bank’s risk profile. The Bank’s non-performing assets and classified loans have not increased significantly when comparing the first half of 2005 with the same period in 2004. However, as discussed more fully below, management has analyzed the loan portfolio and determined that it should continue an increased amount in the allowance for loan loss.
     In analyzing the second quarters ended June 30, 2005 and 2004, similar trends have been observed. The loan loss provision increased $300 thousand, or 150 percent, comparing the second quarter ending June 30 2005 to the second quarter ending June 30, 2004. Net interest income also increased when comparing the second quarter of 2005 to the second quarter of 2004. Net interest income increased $603 thousand, or 13.9 percent, comparing the three months ended June 30, 2005 with the three months ended June 30, 2004. The Bank also experienced slight increases in its non-interest income and non-interest expense when comparing the second quarter of 2005 with that of 2004.
Net Interest Income
     Net interest income for the Company’s 2005 year-to-date period exceeded that of the same period in 2004 by $1.16 million. The year-to-date average yield on earning assets increased 39 basis points, from 6.40 percent as of June 30, 2004 to 6.79 percent as of June 30, 2005. Likewise, the year-to-date average cost of funds increased 51 basis points during the same time period, from 2.00 percent as of June 30, 2004 to 2.51 percent as of June 30, 2005. The comparative net interest margins were 4.41 percent and 4.51 percent, respectively, for the year-to-date periods ending June 30, 2005 and 2004. Market interest rates have continued their ascent. Despite the market rate increase, the Company has managed to maintain its net interest margin since its loan portfolio tends to remain neutral, or slightly liability sensitive, to interest rate movements. The primary reason for the increase in net interest income is the increase in the volume of interest earning assets and interest bearing funding. Average interest bearing assets at the Bank increased $64.3 million, or 16.7 percent, while average interest bearing funding increased $62.5 million, or 17.1 percent, in the first six months of 2005 compared to the same period in 2004.
     The year-to-date average yield on loans exclusive of earned loan fees increased 34 basis points, from 6.18 percent as of June 30, 2004 to 6.52 percent as of June 30, 2005. The discount rate and the prime rate increased by 25 basis points on nine separate occasions for a total 2.25 percent increase since June 30, 2004. While the Bank’s net interest income has risen by volume, it has largely been unaffected by the increase in market interest rates overall. The investment portfolio, including federal funds sold, has maintained an average yield of 5.57 percent as of June 30, 2005, which represents an increase of 44 basis points when compared to the average yield of 5.13 percent as of June 30, 2004. The increase in the yield of the investment portfolio is attributable to three factors: (i) the volume of federal funds sold as a percentage of the entire investment portfolio declined; (ii) the rate on federal funds sold increased by 225 basis points; and (iii) the yield on re-investment of maturing investments securities increased.
     The year-to-date average cost of interest bearing liabilities increased 51 basis points during this period of increased market rates. The weighted average cost of demand deposit accounts increased by 71 basis points, from 0.57 percent in the first six months of 2004 to 1.28 percent for the same period in 2005. Likewise, the weighted average cost of time deposits increased from 2.88 percent for the six months ended June 30, 2004 to 3.36 percent in the same period of 2005, an overall increase of 48 basis points. The weighted average cost of other borrowings declined by 73 basis points, from 5.11 percent through June 2004 to 4.38 percent through June 2005. Since December 31, 2004, $15.0 million of Federal Home Loan Bank borrowings have matured at a weighted average cost of 6.46%. Those borrowings were replaced with Federal Home Loan Bank borrowings in the amount of $15.0 million at a weighted average cost of 3.26%.
     The mix of funding liabilities has also changed since June 2004 and this has had a significant impact on the Bank’s cost of funds. The average balance of demand deposits as a percentage of total funding liabilities declined from 52.1 percent through June 2004 to 47.2 percent through June 2005. This had a negative impact on the Bank’s net interest margin since these funds have a lower cost than time deposits and other borrowings. Conversely, the average balance of time deposits, particularly time deposits greater than $100 thousand, as a percentage of total funding liabilities increased from 33.4 percent through June 2004 to 40.1 percent through June 2005. Management continually seeks to maximize demand deposits as a percentage of funding liabilities. However, the Bank’s rapid loan growth has caused management to seek funding in the brokered certificate of deposit market as the availability of in market deposits has decreased.
     Increasing the mix of funding toward higher percentages of time deposits causes the maturity, or ability of the funding to reprice, to extend. As this takes place, the Bank’s interest rate risk position will become more asset sensitive thereby benefiting its net interest margin in a rising rate environment. Because the cost of long-term funding is not significantly higher than short-term funding, management has an opportunity to lock in its funding cost in a rising rate environment.
     In comparing the second quarter ended June 30, 2005 with that of 2004, net interest income increased $603 thousand, or 13.9 percent. The six month rate trends discussed above are similarly applicable to a comparison of the two quarterly periods.
Non-Interest Income
     Total non-interest income for the first six months of 2005 increased $59 thousand, or 2.1 percent, when compared to the first six months of 2004. Service charges on deposit accounts increased $25 thousand, or 1.3 percent, during the first six months of 2005 compared to the first six months of 2004. This increase is attributable to deposit account growth. Mortgage loan origination fees for the first six months of 2005 decreased $87 thousand, or 32.8 percent, from the same period in 2004. The year-to-date volume of mortgage origination fees in 2004 itself represented a 48 percent reduction from the same period in 2003. The mortgage loan origination business has declined significantly even though mortgage loan rates continue to remain relatively low. Management continues to concentrate its efforts on purchased home financing which does not typically result in large volumes of mortgage origination fees. Miscellaneous income increased by $121 thousand, or 22.5 percent, when comparing the first six months of 2005 with that of 2004. The large increase in miscellaneous income is attributable to a number of factors including increased ATM foreign-service fees and debit card fees.
     Non-interest income for the second quarter ended June 30, 2005 increased $68 thousand, or 4.9 percent, when compared to the second quarter ended June 30, 2004. The reasons for the increase are substantially the same as those discussed above with respect to the year- to-date results.
Non-Interest Expense
     Non-interest expense increased $138 thousand, or 2.0 percent, in the first two quarters of 2005 when compared to the same period in 2004. Salaries and employee benefits increased $247 thousand, a 6.1 percent increase over the first six months of 2004. This increase is primarily due to annual salary increases and increased profit sharing accruals. Occupancy expenses for year-to-date 2005 increased $85 thousand, or 8.5 percent, from the same period in 2004. The primary component of the increase in occupancy expense is attributable to increased depreciation and other occupancy expense associated with the opening of the new Mirror Lake branch in March 2005. Other operating expenses for the first six months of 2005 decreased $193 thousand, or 10.1 percent, from the same period in 2004. The decrease in other operating expenses is primarily attributable to professional services associated with the management change that occurred in the first quarter of 2004 which was non-recurring in nature and decreased legal expense.
     Total non-interest expense increased $64 thousand, or 1.8 percent, comparing the second quarters ended 2005 with that of 2004. Salaries and benefits increased $98 thousand, occupancy expense increased $48 thousand and other operating expenses decreased $82 thousand.
Income Taxes
     Income tax expense for the first six months of 2005 was $1.29 million compared to $1.14 million for the same period in 2004. The effective tax rate for the period ended June 30, 2005 was 28.3 percent compared to 29.0 percent for the same period in 2004. The reduced marginal rate is due to the purchase of federal and state tax credits and other income tax strategies such as increasing the amount of municipal securities in the Bank’s investment portfolio.
Provision and Allowance for Loan Losses
     The adequacy of the allowance for loan losses is determined through management’s informed judgment concerning the amount of risk inherent in the Company’s loan portfolio. This judgment is based on such factors as the change in levels of non-performing and past due loans, historical loan loss experience, borrowers’ financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions. The allowance for loan losses at June 30, 2005 was $4.9 million, or 1.19 percent, of total loans compared to $3.8 million, or 1.13 percent, of total loans at December 31, 2004. Management believes that the allowance for loan losses is adequate to absorb possible losses in the loan portfolio. During the first half of 2005, the loan loss provision increased due to continued loan growth and a change in the risk profile of a medium sized credit relationship. The loan loss provision increased 129 percent, from $350 thousand for the six months ended June 30, 2004 to $800 thousand for the six months ended June 30, 2005. Net charge-offs were $29 thousand for the first six months of 2005 compared to $28 thousand for the same period in 2004.
Non-Performing Assets and Past Due Loans
     Non-performing assets, comprised of real estate owned acquired by foreclosure, non-accrual loans and loans for which payments are more than 90 days past due, totaled $4.0 million at June 30, 2005, or 0.99 percent of total loans, as compared to $2.5 million, or 0.70 percent of total loans at December 31, 2004. The increase in non-performing assets is primarily attributable to a $2.5 million increase in non-accrual loans which is attributable to one credit relationship and a reduction in real estate owned acquired by foreclosure of $355 thousand.
     The Company has a loan review function that monitors selected loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. The loan review function also identifies loans with high degrees of credit or other risks. The focus of loan review, as well as management, is to identify loans that have the potential to become problem loans in a timely manner, maintain a low level of non-performing assets and return current non-performing assets to earning status. Management is unaware of any known trends, events or uncertainties that will have, or that are reasonably likely to have, a material effect on liquidity, capital resources or operations. The Company’s loan review officer position is currently vacant. Management is contracting with a third party loan review firm to complete the loan review coverage until the position can be filled.
Financial Condition
Overview
     Total assets were $511 million at June 30, 2005, an increase of $69 million, or 15.7 percent, from December 31, 2004. Most of the growth in assets was attributable to loan growth. Total loans grew by $49 million, or 13.9 percent, from December 31, 2004. During the same time period, total deposits grew by $60 million, or 17.9 percent. As of June 30, 2005, the Bank had $9.5 million in federal funds purchases. The Bank continues to experience historically good loan growth which is driving balance sheet growth, increased earnings and increased loan loss provision. The overall operating profile of the Bank has not changed. However, the market in which the Bank operates is experiencing an increasing amount of real estate development which, in turn, drives the demand for loans.
Assets and Funding
     At June 30, 2005, earning assets totaled $476 million, or 93.1 percent of total assets, compared to $425 million, or

96.2 percent of total assets, as of December 31, 2004. As discussed above, loan growth made up the vast majority of earning asset growth. At June 30, 2005, interest-bearing liabilities increased $62.1 million, or 17.8 percent, compared to December 31, 2004. Interest-bearing demand deposits have increased by $4.6 million, or 3.4 percent, and time deposits have increased by $50.7 million, or 34.2 percent, since the beginning of 2005.
     Major classifications of loans at June 30, 2005 and December 31, 2004 are summarized as follows:

Loan	At June 30, 2005	At December 31, 2004
Commercial, financial and agricultural	$55,311,880	$50,527,769
Real Estate — mortgage	182,356,062	173,110,259
Real Estate — construction	148,654,875	114,657,248
Consumer	20,080,116	18,614,114

Total	$406,402,933	$356,909,390

Unearned	(651,366)	(581,614)
Allowance for loan losses	(4,850,879)	(4,080,148)

Net Loans	$400,900,688	$352,247,628

     Most of the time deposit growth has been in the over $100 thousand category. Time deposits under $100 thousand have grown by $7.5 million, or 8.1 percent, while time deposits over $100 thousand have grown $43.2 million, or 77.8 percent, since December 31, 2004. While the Bank used brokered deposits historically on a very limited basis prior to the end of 2004, robust loan demand has recently outpaced deposit growth in the Bank’s market area. In addition, five new de novo banks in the Bank’s market area have made it difficult to attract deposit relationships at a reasonable cost. The Bank uses brokered deposits more frequently than in the past since they can be acquired at a reduced cost and in larger volumes as opposed to the market place.
     Non-interest-bearing deposits increased $4.8 million, or 10.8 percent, in the first six months of 2005. The Bank’s loan growth was funded by using the liquidity available on the balance sheet in the form of federal funds purchased, borrowings from the Federal Home Loan Bank and generating certificates of deposits both in and out of its market area.
Liquidity and Capital Resources
     Net cash provided by operating activities totaled $4.6 million for the six months ended June 30, 2005. Net cash used by investing activities totaled $50.8 million and consisted primarily of a $49.6 million increase in loans outstanding. Net cash provided by financing activities was $65.4 million which was the result of an increase in total deposits of $60.5 million and federal funds purchased of $9.5 million.
     Total stockholders’ equity at June 30, 2005 was 9.1 percent of total assets compared to 10.2 percent at December 31, 2004. The decrease in the capital percentage is primarily attributable to the Company’s increase in total assets of $69.1 million since December 31, 2004.
     At June 30, 2005, WGNB Corp. was in compliance with various regulatory capital requirements administered by federal banking agencies. The following is a table representing WGNB Corp.’s consolidated Tier-1, tangible capital, and risk-based capital.

	June 30, 2005

	Actual		Required		Excess
	Amount	%	Amount	%	Amount	%

Total capital (to risk-weighted assets)	$50,450	11.68%	$34,554	8.00%	$15,896	3.68%
Tier 1 capital (to risk-weighted assets)	45,599	10.56%	17,269	4.00%	28,329	6.56%
Tier 1 capital (to average assets)	45,599	9.12%	20,007	4.00%	25,591	5.12%

Off Balance Sheet Risks
     Through the operations of the Bank, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time. At June 30, 2005, the Bank had issued commitments to extend credit of $57.4 million through various types of commercial lending arrangements, $7.6 million available on home equity lines, $17.6 million on other credit lines and additional commitments through standby letters of credit of $12.7 million. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The Company manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.
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
     There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
     There are no material, pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) Not applicable.
     (b) The Company has previously reported the completion of a registered public offering pursuant to which it sold 200,000 shares of its Common Stock at a purchase price of $24.00 per share. The net proceeds from the offering (which was completed in April 2002) of $4,766,454 were used to fund ongoing operations of the Bank and to complete the build out of the Company’s new Mirror Lake office which opened in March 2005.
     (c) Not Applicable
     During the second quarter of 2005, the Company declared quarterly cash dividends amounting to $0.225 per share which were paid on July 1, 2005. The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company held its 2005 annual meeting of shareholders on April 12, 2005. The shareholders were asked to elect five Class II directors to serve on the Company’s Board of Directors until the 2008 Annual meeting of Shareholders.
     The shareholders were asked to elect W. T. Green, Jr., L. G. “Jack” Joyner, R. David Perry, J. Thomas Vance and Charles M. Willis, Sr. to serve as Class II directors on the Company’s Board of Directors, each for a three-year term. The following votes were cast for and against the election of these Class II directors: Mr. Green: 2,724,484 for / 0 opposed; Mr. Joyner: 2,724,274 for / 210 opposed; Mr. Perry: 2,274,134 for / 350 opposed; Mr. Vance: 2,274,234 for / 250 opposed; and Mr. Willis: 2,724,234 for / 250 opposed. There were no Broker non-votes or abstentions. The following persons also continue to serve as directors: Wanda W. Calhoun, L. Richard Plunkett, Thomas T. Richards and Oscar W. Roberts, III (all Class I directors) and L. Leighton Alston, G. Woodfin Cole, Richard A. Duncan, Thomas E. Reeve, III and Frank T. Thomasson, III (all Class III directors).
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
Dated: August 12, 2005

WGNB CORP.
By:	/s/ L. Leighton Alston
L. Leighton Alston
President and CEO

By:	/s/ Steven J. Haack
Steven J. Haack
Treasurer Principal Financial Officer