Form 10-Q
period 2005-09-30
WGNB CORP
filed 2005-11-14
CIK 1115568

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number: 000-30805

WGNB CORP.
(Exact name of registrant as specified in its charter)

Georgia	58-1640130
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 10, 2005
Common Stock, $1.25 par value	3,325,005

WGNB CORP.

Part I - Financial Information

Item 1.  Financial Statements

The unaudited financial statements of WGNB Corp. (the “Company”) are set forth on the following pages. All adjustments have been made which, in the opinion of management, are necessary in order to make the financial statements not misleading.

WGNB CORP.
Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(unaudited)	(audited)
Assets

Cash and due from banks, including reserve requirements of $100,000	$19,868,471	7,288,973
Federal funds sold	11,987,785	767,270

Cash and cash equivalents	31,856,256	8,056,243

Securities available for sale	56,252,327	60,867,553
Securities held to maturity	6,862,087	4,834,649
Loans, net	406,447,996	352,247,628
Premises and equipment, net	7,970,387	7,644,879
Accrued interest receivable	2,547,995	2,097,166
Other assets	6,289,595	6,180,855

	$518,226,643	441,928,973

Liabilities and Stockholders’ Equity

Deposits:
Demand	$47,707,538	44,730,335
Interest bearing demand	143,680,896	133,603,250
Savings	12,112,828	11,856,408
Time	100,421,456	92,704,938
Time, over $100,000	110,350,692	55,503,108

Total deposits	414,273,410	338,398,039

Federal Home Loan Bank advances	52,000,000	55,000,000
Accrued interest payable	1,804,878	1,426,132
Other liabilities	2,839,859	2,142,492
Total liabilities	470,918,147	396,966,663

Stockholders’ equity:
Common stock, $1.25 par value, 10,000,000 shares authorized; 3,325,005 and 3,325,774 shares issued and outstanding	4,156,256	4,157,218
Additional paid-in capital	4,876,453	4,902,369
Retained earnings	37,653,271	34,778,931
Accumulated comprehensive income	622,516	1,123,792

Total stockholders’ equity	47,308,496	44,962,310

	$518,226,643	441,928,973

See accompanying notes to consolidated financial statements.

WGNB CORP.
Consolidated Statements of Earnings

For the Three Months Ended September 30, 2005 and 2004
(unaudited)

	For the Three Months Ended
	September 30, 2005	September 30, 2004
Interest income:
Interest and fees on loans	$7,579,478	5,563,315
Interest on federal funds sold	99,054	62,448
Interest on investment securities:
U.S. Government agencies	247,373	246,551
State, county and municipal	390,866	367,820
Other	203,751	171,315

Total interest income	8,520,522	6,411,449

Interest expense:
Interest on deposits:
Demand	902,226	283,320
Savings	22,708	11,028
Time	1,967,046	1,067,512
Interest on FHLB and other borrowings	560,784	550,667

Total interest expense	3,452,764	1,912,527

Net interest income	5,067,758	4,498,922

Provision for loan losses	450,000	275,000

Net interest income after provision for loan losses	4,617,758	4,223,922

Other income:
Service charges on deposit accounts	1,046,288	1,039,458
Mortgage origination fees	118,909	123,467
Gain on sale of securities available for sale	227,863	—
Miscellaneous	323,539	304,742

Total other income	1,716,599	1,467,667

Other expenses:
Salaries and employee benefits	2,232,152	2,075,185
Occupancy	532,146	471,091
Other operating	950,145	835,974

Total other expenses	3,714,443	3,382,250

Earnings before income taxes	2,619,914	2,309,339

Income taxes	762,704	743,980

Net earnings	$1,857,210	1,565,359

Basic earnings per share	$0.56	0.47
Diluted net earnings per share	$0.56	0.47
Dividends declared per share	$0.235	0.1975

See accompanying notes to consolidated financial statements.

WGNB CORP.
Consolidated Statements of Comprehensive Income

For the Three Months Ended September 30, 2005 and 2004
(unaudited)

	For the Three Months Ended
	September 30, 2005	September 30, 2004

Net earnings	$1,857,210	1,565,359
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment
securities available for sale:
Unrealized (losses) gains arising during the period	(300,338)	1,221,894
Associated benefit (taxes)	102,115	(415,444)

Reclassification adjustment for gain realized	(227,863)	—
Associated taxes	77,473	—

Other comprehensive income (loss)	(348,613)	806,450

Comprehensive income	$1,508,597	2,371,809

See accompanying notes to consolidated financial statements.

WGNB CORP.
Consolidated Statements of Earnings
For the Nine Months Ended September 30, 2005 and 2004
(unaudited)

	For the Nine Months Ended
	September 30, 2005	September 30, 2004
Interest income:
Interest and fees on loans	$20,746,481	16,032,934
Interest on federal funds sold	188,010	113,914
Interest on investment securities:
U.S. Government agencies	759,969	731,244
State, county and municipal	1,219,141	1,084,275
Other	556,721	495,775

Total interest income	23,470,322	18,458,142

Interest expense:
Interest on deposits:
Demand	2,140,253	802,060
Savings	60,112	32,245
Time	4,822,753	2,811,348
Interest on FHLB and other borrowings	1,744,734	1,838,594

Total interest expense	8,767,852	5,484,247

Net interest income	14,702,470	12,973,895

Provision for loan losses	1,250,000	625,000

Net interest income after provision for loan losses	13,452,470	12,348,895

Other income:
Service charges on deposit accounts	3,022,883	2,991,492
Mortgage origination fees	296,669	388,183
Gain on sale of securities available for sale	227,863	—
Miscellaneous	982,654	842,697

Total other income	4,530,069	4,222,372

Other expenses:
Salaries and employee benefits	6,523,992	6,119,893
Occupancy	1,612,441	1,466,804
Other operating	2,674,869	2,754,197

Total other expenses	10,811,302	10,340,894

Earnings before income taxes	7,171,237	6,230,373

Income taxes	2,052,851	1,882,719

Net earnings	$5,118,386	4,347,654

Net earnings per share	$1.54	1.32
Diluted net earnings per share	$1.53	1.30
Dividends declared per share	$0.675	0.5700

See accompanying notes to consolidated financial statements.

WGNB CORP.
Consolidated Statements of Comprehensive Income

For the Nine Months Ended September 30, 2005 and 2004
(unaudited)

	For the Nine Months Ended
	September 30, 2005	September 30, 2004

Net earnings	$5,118,386	4,347,654
Other comprehensive loss, net of tax:
Unrealized losses on investment
securities available for sale:
Unrealized losses arising during the period	(531,645)	(41,774)
Associated tax benefit	180,759	14,203

Reclassification adjustment for gain realized	(227,863)	—
Associated taxes	77,473	—

Other comprehensive loss	(501,276)	(27,571)

Comprehensive income	$4,617,110	4,320,083

See accompanying notes to consolidated financial statements.

WGNB CORP.
Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2005 and 2004
(unaudited)

	For the Nine Months Ended
	September 30, 2005	September 30, 2004

Cash flows from operating activities:
Net earnings	$5,118,386	4,347,654
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation, amortization and accretion	813,778	781,218
Provision for loan losses	1,250,000	625,000
Gain on sale of securities available for sale	(227,863)	—
Loss on sale of other real estate	5,972	52,312
(Gain) loss on sale of premises and equipment	60,408	(3,820)
Change in:
Other assets	(525,430)	(1,189,216)
Other liabilities	978,808	908,405

Net cash provided by operating activities	7,474,059	5,521,553

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	11,622,443	8,968,584
Proceeds for sale of securities available for sale	3,789,185	—
Purchases of securities available for sale	(11,362,664)	(9,481,579)
Purchases of securities held to maturity	(2,027,003)	(1,010,000)
Net change in loans	(55,585,641)	(50,778,776)
Proceeds from sale of premises and equipment	53,848	3,820
Purchases of premises and equipment	(1,221,114)	(979,908)
Proceeds from sales of other real estate	355,148	891,946

Net cash used by investing activities	(54,375,798)	(52,385,913)

Cash flows from financing activities:
Net change in deposits	75,875,371	38,472,519
Proceeds from Federal Home Loan Bank advances	—	10,000,000
Repayment of Federal Home Loan Bank advances	(3,000,000)	—
Proceeds from Federal Funds Purchased	9,479,000	6,835,000
Repayment of Federal Funds Purchased	(9,479,000)	(6,835,000)
Dividends paid	(2,146,741)	(1,805,483)
Proceeds from exercise of stock options	—	204,414
Retirement of common stock	(26,878)	(578,679)

Net cash provided by financing activities	70,701,752	46,292,771

Change in cash and cash equivalents	23,800,013	(571,589)
Cash and cash equivalents at beginning of period	8,056,243	27,235,798
Cash and cash equivalents at end of period	$31,856,256	26,664,209

See accompanying notes to consolidated financial statements.

WGNB CORP.
Consolidated Statements of Cash Flows, continued

For the Nine Months Ended September 30, 2005 and 2004
(unaudited)

	For the Nine Months Ended
	September 30, 2005	September 30, 2004

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,389,106	5,204,457
Income taxes	2,454,000	1,684,700

Non-cash investing and financing activities:
Transfer of loans to other real estate	135,723	416,120
Change in unrealized gains on
securities available for sale, net of tax	(501,276)	27,571
Change in dividends payable	97,305	77,213
Satisfaction of other liability with issuance
of common stock	14,245	12,840

See accompanying notes to consolidated financial statements.

WGNB Corp.
Notes to Consolidated Financial Statements

September 30, 2005
(unaudited)

(1)	Basis of Presentation

The consolidated financial statements include the accounts of WGNB Corp. (the “Company”) and its wholly-owned subsidiary, West Georgia National Bank (the “Bank”). All significant inter-company accounts have been eliminated in consolidation. In some cases, certain prior period amounts have been reclassified to conform to current year presentation.

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company’s financial position as of September 30, 2005, and the results of its operations and its cash flows for the nine-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with consolidated financial statements and the related notes and the report of independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which included the results of operations for the years ended December 31, 2004, 2003 and 2002.

Stock Compensation Plans

SFAS No. 123, “Accounting for Stock-Based Compensation”, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided proforma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. Had compensation costs for the plan been determined based upon the fair value of the options at the grant dates, the Company’s net earnings per share for the year to date and quarters ended September 30, 2005 and 2004 would have been reduced to the proforma amounts indicated below:

WGNB Corp.
Notes to Consolidated Financial Statements

September 30, 2005
(unaudited)

(1)	Basis of Presention, continued

Stock Compensation Plans, continued

		For the three months ended September 30,
		2005	2004
Net earnings	As reported	$1,857,210	1,565,359
	Proforma	$1,857,210	1,565,359

Net earnings per share	As reported	$0.56	0.47
	Proforma	$0.56	0.47

Diluted earnings per share	As reported	$0.56	0.47
	Proforma	$0.56	0.47

		For the nine months ended September 30,
		2005	2004
Net earnings	As reported	$5,118,386	4,347,654
	Proforma	$5,048,772	4,252,900

Net earnings per share	As reported	$1.54	1.32
	Proforma	$1.52	1.29

Diluted earnings per share	As reported	$1.53	1.30
	Proforma	$1.51	1.27

The fair value of each option is estimated on the date of the grant using the Black-Scholes Model. The following weighted average assumptions were used for grants in 2005 and 2004, respectively: dividend yield of 2.84 percent and 2.43 percent, risk free interest rates of 4.09 percent and 4.12 percent, respectively, and an expected life of 10 years. The compensation expense included in the proforma results was determined based on the fair value of the option at the time of grant multiplied by the number of options granted net of tax effect.

(2)	Net Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

Reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the periods ended September 30, 2005 and September 30, 2004 are as follows:

WGNB Corp.
Notes to Consolidated Financial Statements

September 30, 2005
(unaudited)

(2) Net Earnings Per Share, continued

	For the quarter ended September 30, 2005
	Net Earnings	Common Shares	Earnings per Share

Basic earnings per share	$1,857,210	3,325,005	$0.56
Effect of dilutive securities - Stock Options	—	18,655	(0.00)

Diluted earnings per share	$1,857,210	3,343,660	$0.56

	For the quarter ended September 30, 2004
	Net Earnings	Common Shares	Earnings per Share

Basic earnings per share	$1,565,359	3,296,793	$0.47
Effect of dilutive securities - Stock Options	—	50,594	(0.00)

Diluted earnings per share	$1,565,359	3,347,387	$0.47

	For the nine months ended September 30, 2005
	Net Earnings	Common Shares	Earnings per Share

Basic earnings per share	$5,118,386	3,324,458	$1.54
Effect of dilutive securities - Stock Options	—	18,655	(0.01)

Diluted earnings per share	$5,118,386	3,343,113	$1.53

	For the nine months ended September 30, 2004
	Net Earnings	Common Shares	Earnings per Share

Basic earnings per share	$4,347,654	3,303,337	$1.32
Effect of dilutive securities - Stock Options	—	50,594	(0.02)

Diluted earnings per share	$4,347,654	3,353,931	$1.30

(3)	Contingent Liabilities

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

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following analysis compares WGNB Corp.’s results of operations for the quarter and nine month periods ended September 30, 2005 and 2004 and reviews the important factors affecting WGNB Corp.’s financial condition at September 30, 2005 compared to December 31, 2004. These comments should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes appearing elsewhere in this Report.

Cautionary Notice Regarding Forward-Looking Statements

Certain of the statements made in this Report and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as oral statements made by WGNB Corp. (the “Company”) or its officers, directors or employees, may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based on management’s beliefs, current expectations, estimates and projections about the financial services industry, the economy and about the Company and the Bank in general. The words “expect,”“anticipate,”“intend,”“plan,”“believe,”“seek,”“estimate” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions readers that the following important factors, among others, could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Report:

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

• the matters described under Part I, Item 1, Business - Business Risks in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

The Company believes the allowance for loan and lease losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. The allowance for loan and lease losses represents management’s estimate of probable loan and lease losses inherent in the portfolio. Calculation of the allowance for loan losses is a critical accounting estimate due to the significant judgment, assumptions and estimates related to the amount and timing of estimated losses, consideration of current and historical trends and the amount and timing of cash flows related to impaired loans. Please refer to the section of the Company’s Annual Report on 10-K for the year ended December 31, 2004 entitled “Balance Sheet Overview - Provision and Allowance for Possible Loan and Lease Losses” and Note 1 and Note 3 to the Notes for a detailed description of the Company’s estimation processes and methodology related to the allowance for loan and lease losses.

Results of Operations

Overview

Net earnings for the nine months ended September 30, 2005 were $5.12 million, an increase of $771 thousand, or 17.7 percent, compared to the nine months ended September 30, 2004. The net earnings per diluted common share were $1.53, which was $0.23, or 17.7 percent, more than the same period in 2004. Net earnings for the third quarter ended September 30, 2005 were $1.86 million compared to $1.57 million for the third quarter of 2004, an increase of 18.6 percent. Earnings have grown at a measured pace over the past nine months primarily due to loan growth and a concerted effort by management to manage the growth of the Company’s overhead.

Net Interest Income

The Company’s 2005 year-to-date net interest income exceeded that of the same period in 2004 by $1.73 million, or 13.3 percent. In that same time period, average loans outstanding increased by $67.5 million, or 20.9 percent, and the average yield on loans increased by approximately 50 basis points. The year-to-date average yield on all earning assets increased 52 basis points, from 6.37 percent as of September 30, 2004 to 6.89 percent as of September 30, 2005. The year-to-date average cost of funds increased 68 basis points during the same time period, from 2.00 percent as of September 30, 2004 to 2.68 percent as of September 30, 2005. Interest income increased $5.01 million, while interest expense increased $3.28 million, comparing the nine month periods ended September 30, 2005 and 2004. As expected, the year-to-date net interest margin is slightly declining, with the net interest margin for 2005 down 12 basis points when compared to the same period in 2004. The year-to-date net interest margin was 4.35 percent in 2005 compared to 4.47 percent in 2004. For the remainder of 2005, the average balance and yield on loans is expected to increase as higher loan balances affect average balances and recent market interest rate increases impact yields. If the Company is able to contain its cost of funds, the net interest margin and net interest income should increase. An additional factor in the increase in interest income is increased loan fees. Loan fees through September 30, 2005 were $1.4 million, an increase of $167 thousand, or 13.5 percent, from the same period in 2004.

Comparing the third quarter ended September 30, 2005 with that of 2004, net interest income increased $569 thousand, or 12.6 percent. Yields on earning assets and the cost of funds are increasing. The net result is a narrowing margin. The year-to-date net interest margin at the end of the second quarter of 2005 was 4.41 percent. The year-to-date net interest margin through the end of the third quarter of 2005 was 4.35 percent, a 6 basis point decline. Since the second quarter of 2004, the Company’s cost of funds has increased 17 basis points. That increase is attributable to demand deposit accounts that are tied to the prime interest rate and the increased costs of certificates of deposit. During this same time period, the yield on earning assets increased 10 basis points. The year-to-date average yield on loans has increased 12 basis points and the year-to-date average yield on the investment portfolio has increased 6 basis points.

Comparing quarter end 2005 and 2004 yield on earning assets and cost of funds, the average yield on earning assets for the month ended September 30, 2005 was 7.04 percent compared to 6.32 percent as of September 30, 2004. The cost of funds for the two periods was 2.74 percent for 2005 and 1.80 percent for 2004. The yield on earning assets has increased by 72 basis points while the cost of funds has increased by 94 basis points. Thus, the interest margin is declining as rates have increased. Management’s analysis currently indicates that as assets reprice over the next two quarters the interest margin will increase slightly to historical levels.

Non-Interest Income and Expense

Non-interest income for the first nine months of 2005 increased $308 thousand, or 7.3 percent, when compared to the first nine months of 2004. The primary reason for the increase in non-interest income was a gain on the sale of investment securities of $228 thousand in the third quarter of 2005. This gain is non-recurring in nature. The Company has not sold securities in several years and does not trade its investment securities except to reposition its investment portfolio for future rate environments.

Service charges on deposit accounts increased $31 thousand, or 1.1 percent, through the third quarter of 2005 compared to the nine month year-to-date amount for 2004. This increase was due primarily to increased income from non-sufficient funds charges generated by a higher volume of accounts.

The primary reason for the slowing growth of non-interest income is the continued decline in mortgage origination fees. Mortgage origination fees as of September 30, 2005 were 76 percent of what they were for the same period in 2004. The Company’s mortgage origination volume consists primarily of new and resale home financing as mortgage interest rates remain historically low. While mortgage rates are up from forty year lows, they are still favorable to home purchases. The housing market in the Company’s market area is robust and is expected to remain steady through the remainder of 2005 and into 2006. Miscellaneous income increased by $140 thousand, or 16.6 percent, when comparing the nine months ended 2005 with that of 2004. The increase is attributable to increased volumes of numerous miscellaneous fees.

Non-interest income for the third quarter ended September 30, 2005 increased $249 thousand, or 17.0 percent, when compared to the third quarter ended September 30, 2004. As indicated above, $228 thousand, or 92 percent, of the increase was attributable to the gain on investment securities which took place in the third quarter of 2005.

Non-interest expense increased $470 thousand, or 4.6 percent, for the three quarters ended September 30, 2005 compared to the same period in 2004. Salaries (which increased by $215 thousand) and employee benefits (which increased by $189 thousand) accounted for $404 thousand or 86 percent of the increase. Moreover, while salaries have increased 5.4 percent, benefits have increased 8.9 percent from last year. This is primarily attributable to rising group health insurance costs, a trend that is likely to continue in the immediate future. The Bank has slightly reduced its full time equivalent employee count to 147 as of September 30, 2005, compared to 149 in September of 2004, while growing its assets by $73.5 million. The Company continues to become more efficient in its operations. As of September 30, 2005, the assets per full time equivalent employee was $3.53 million, an increase of 18.5 percent from $2.97 million as of September 30, 2004.

Occupancy expenses for year-to-date 2005 increased $146 thousand, or 9.9 percent, from the same period in 2004. This increase is primarily attributable to the Mirror Lake office that was placed in service at the end of the first quarter of 2005. Total depreciation expense has increased $93 thousand comparing the nine-month periods ended September 30, 2005 with that of 2004. The increase in occupancy expense was expected with the opening of the Mirror Lake office.

Total other operating expenses for the nine months ended September 30, 2005 decreased $79 thousand, or 2.9 percent, when compared to the prior period. The Company does not typically experience a decrease in other operating expense and does not consider it a sustainable trend. Management did initiate an overhead reduction program in the last half of 2004 and has continued to manage expenses in 2005. In the first and second quarter of 2004, the Company incurred non-recurring expenses related to reorganization and realignment of executive and senior management subsequent to the retirement of the Bank’s former president. Additionally, the Company continues to incur increased accounting and legal fees related to compliance with provisions of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), and related requirements of the Securities Exchange Commission and NASDAQ. The cost of being a public company is expected to remain at an increased level as the Company continues its efforts to comply with Section 404 of Sarbanes-Oxley by the applicable deadline.

Comparing non-interest expense for the third quarter of 2005 to the third quarter of 2004, similar factors and trends hold true. Total non-interest expense increased $332 thousand, or 9.8 percent, comparing the third quarters ended 2005 and 2004. Salaries and benefits accounted for $157 thousand, or approximately half of the increase. Occupancy expense accounted for $61 thousand of the increase and other operating expenses accounted for $114 thousand of the increase. These results are consistent with our earlier disclosures forecasting increases in occupancy expense following the opening of the Mirror Lake office in March, 2005.

Income Taxes

Income tax expense for the nine months ended September 30, 2005 was $2.05 million compared to $1.88 million for the same period in 2004. The effective tax rate for the period ended September 30, 2005 was 28.6 percent compared to 30.2 percent for the same period in 2004. The reduced effective rate is due to investment in federal and state tax credits and reduced state taxes related to interest income from tax free investment securities.

Provision and Allowance for Loan and Lease Losses

The adequacy of the allowance for loan and lease losses is determined through management’s informed judgment concerning the amount of risk inherent in the Company’s portfolio. This judgment is based on such factors as the change in levels of non-performing and past due loans, historical loan and lease loss experience, borrowers’ financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions. The allowance for loan and lease losses at September 30, 2005 was $4.9 million, or 1.18 percent, of total loans compared to $4.1 million, or 1.15 percent, of total loans at December 31, 2004. Additionally, management has reclassified $200 thousand of allowance for loan and lease loss to allowance for off-balance sheet credit exposure which is classified as other liabilities on the balance sheet.

A formal allowance for loan loss adequacy test is performed at each month end and management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. Loans deemed to be impaired are evaluated individually to measure the probable loss, if any, in the credit. Management uses an internal loan reviewer who is independent of the lending function to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loan losses.

Management believes that the allowance for loan losses is adequate. Management uses available information to recognize losses on loans. Future additions to the allowance may be necessary based on changes in economic conditions or a change in the borrowers’ ability to repay a loan. In addition, regulators, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such regulators may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination. Management of the Company realizes the importance of maintaining an adequate allowance for loan losses. Through a professional loan review function and effective loan officer identification program, management is recognizing weaknesses in the loan portfolio in a timely manner. Early identification of deteriorating credit attributes allows management to take a proactive role in documenting an established plan to enhance the Company’s position and minimize the potential for loss.

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

The provision for loan losses has increased in 2005 as compared to 2004 to provide for any potential loss on $55 million of loan growth and a slight increase in non-performing assets since the beginning of 2005.

Non-Performing Assets and Past Due Loans

Non-performing assets, comprised of real estate owned, non-accrual loans and loans for which payments are more than 90 days past due, totaled $3.9 million at September 30, 2005 compared to $2.2 million at September 30, 2004. Non-performing assets expressed as a percentage of total loans and real estate owned at September 30, 2005 and September 30, 2004 were 0.9 percent and 0.6 percent, respectively. The increase in non-performing assets is primarily attributable to one credit relationship. Management has provided for the expected potential loss in its allowance for loan losses.

The Company has an independent loan review function. All loans are placed in loan grade categories which are consistent with those used by the Bank’s regulators. All loans are constantly monitored by the loan officer and the loan review function for credit quality, consistency and accuracy. Through this grading process, the Bank assures the timely recognition of credit risks. In general, as credit risk increases, the level of the allowance for loan loss will also increase. The Company’s loan review officer position is currently vacant. Consequently, management engaged an independent firm to review a selected sample of commercial and real estate loan relationships in the third quarter of 2005. All loan relationships greater than $1 million were included in this sample.

Financial Condition

Overview

Total assets were $518 million at September 30, 2005, an increase of $76.3 million, or 17.2 percent, from December 31, 2004.

Assets and Funding

The balance sheet has grown significantly since December 31, 2004. At September 30, 2005, earning assets totaled $490 million which represents an increase of $64.6 million, or 15.2 percent, since December 31, 2004. This is the largest dollar volume increase in earning assets in a nine-month period the Bank has experienced in its almost 60 year history. Most of the increase in interest earning assets was attributable to loans. Total loans have grown $55.0 million, or 15.4 percent, since December 31, 2004.

Major classifications of loans at September 30, 2005 and December 31, 2004 are summarized as follows:

Loans	At September 30, 2005	At December 31, 2004
Commercial, financial and agricultural	$44,037,130	50,527,769
Real Estate - mortgage	197,478,944	173,110,259
Real Estate - construction	149,075,141	114,657,248
Consumer	21,536,611	18,614,114
Total	$412,127,826	356,909,390

Unearned loan fees	(819,386)	(581,614)
Allowance for loan and lease losses	(4,860,444)	(4,080,148)
Net Loans	$406,447,996	352,247,628

Through September 30, 2005, interest-bearing liabilities have increased $69.9 million, or 20.0 percent, compared to those at December 31, 2004. Non-interest-bearing demand deposits increased $3.0 million, or 6.7 percent, for the nine months ended September 30, 2005. During this period, interest bearing demand deposits increased $10.1 million, or 7.5 percent, and time deposits increased $62.6 million, or 42.2 percent. As of December 31, 2004, transaction and savings accounts constituted 56.2 percent and time deposits accounted for 43.8 percent of the Bank’s total deposits. Those same percentages as of September 30, 2005 were 49.1 percent for transaction and savings accounts and 50.9 percent time deposits. This is one of the factors affecting the Bank’s cost of funds since time deposits carry a higher interest cost than transaction accounts.

The Bank’s loan growth was primarily funded by using the liquidity available on the balance sheet in the form of federal funds purchased, borrowings from the Federal Home Loan Bank and generating certificates of deposits both in and out of its market area. Most of the time deposit growth has been in the over $100 thousand category. Time deposits under $100 thousand have grown by $7.7 million, or 8.3 percent, while time deposits over $100 thousand have grown $54.8 million, or 98.8 percent, since December 31, 2004. While the Bank used brokered deposits historically on a very limited basis, robust loan demand has recently outpaced deposit growth in the Bank’s market area. In addition, the competition of five new de novo banks in the Bank’s market area has made it difficult to attract deposit relationships at a reasonable cost. The Bank uses brokered deposits more frequently than in the past since they can be acquired at a reduced cost and in larger volumes as opposed to deposits from within our market area.

Liquidity and Capital Resources

Net cash provided by operating activities totaled $7.5 million for the nine months ended September 30, 2005. Net cash used by investing activities totaled $54.4 million and consisted primarily of a $55.6 million increase in loans outstanding. The increase in loans was funded by existing cash and increases in time deposits. Net cash generated by financing activities was $70.7 million, a result of an increase in total deposits of $75.9 million. The net increase in cash and cash equivalents as of September 30, 2005 was $23.8 million. Management anticipates that our liquidity as of September 30, 2005 will be utilized to fund loan growth and purchase bonds for its investment portfolio.

Total stockholders’ equity at September 30, 2005 was 9.1 percent of total assets compared to 10.2 percent at December 31, 2004. The decrease in the capital percentage is attributed to continued effort to leverage our capital. Since December 31, 2004, the Company’s capital grew by $2.3 million, or 5.2 percent, while its total assets grew $76.3 million, or 17.3 percent.

At September 30, 2005, WGNB Corp. was in compliance with various regulatory capital requirements administered by federal and state banking agencies. The following is a table representing WGNB Corp.’s consolidated Tier-1, tangible capital, and risk-based capital.

	September 30, 2005
	Actual Amount	%	Required Amount	%	Excess Amount	%

Total capital (to risk-
weighted assets)	$51,746	11.77%	$35,183	8.00%	$16,563	3.77%
Tier 1 capital (to risk-
weighted assets)	46,686	10.62%	17,592	4.00%	29,094	6.62%
Tier 1 capital (to average
assets)	46,686	9.11%	20,506	4.00%	26,180	5.11%

Off Balance Sheet Risks

Through the operations of the Bank, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time. At September 30, 2005, the Bank had issued commitments to extend credit of $76.0 million through various types of commercial lending arrangements and additional commitments through standby letters of credit of $13.4 million. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The Company manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The Company has little or no risk related to trading accounts, commodities and foreign exchanges.

Interest rate risk, which encompasses price risk, is the exposure of a banking organization’s financial condition and earnings ability to adverse movements in interest rates. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2004, which reflected changes in market prices and rates, can be found in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2004 under section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Asset/Liability Management.”

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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

There are no material, pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject. For further information, see Note [3] of Notes to Consolidated Financial Statements contained elsewhere in this Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

During the third quarter of 2005, the Company declared quarterly cash dividends amounting to $0.235 per share which were paid in October. The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this Report:

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-SB filed June 14, 2000 (the “Form 10-SB”).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Form 10-SB).

4.1	See exhibits 3.1 and 3.2 for provisions of Company’s Articles of Incorporation and Bylaws defining the rights of shareholders.

4.2	Specimen certificate representing shares of Common Stock (Incorporated by reference to Exhibit 4.2 to the Form 10-SB).

4.3	Rights Agreement dated as of February 12, 1997 between the Company and SunTrust Bank, Atlanta (Incorporated by reference to Exhibit 4.3 to the Form 10-SB).

10.1	Employment Agreement dated July 11, 2005 between West Georgia National Bank and W. Galen Hobbs (filed as Exhibit 10.1 to Form 8-K dated July 11, 2005 and incorporated herein by reference).

10.2
Employment Agreement dated August 8, 2005 among WGNB Corp., West Georgia National Bank and Steven J. Haack (filed as Exhibit 10.1 to Form 8-K dated August 8, 2005 and incorporated herein by reference).

10.3
Employment Agreement dated August 8, 2005 among WGNB Corp., West Georgia National Bank and H.B. Lipham III (filed as Exhibit 10.2 to Form 8-K dated August 8, 2005 and incorporated herein by reference).

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

Dated: November 11, 2005

WGNB CORP.

By:	/s/ L. Leighton Alston
L. Leighton Alston
President and CEO

By:	/s/ Steven J. Haack
Steven J. Haack
Treasurer Principal Financial Officer