Form 10-K
period 2005-12-31
WGNB CORP
filed 2006-03-20
CIK 1115568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____ to ______

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

Common Stock, $1.25 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 2b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2005 which is the last business day of its most recently completed second fiscal quarter, was approximately $56,302,540 based on a per share price of $30.25 (which is the average of the ask and bid price reported by the NASDAQ Stock Market) as of such date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the Registrant’s Common Stock have been excluded in that such persons may be deemed affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 14, 2006, there were 3,331,247 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

WGNB CORP.
2005 Form 10-K Annual Report

PART I

Item 1. Business

General

WGNB Corp. (the “Company”) is a $524 million asset bank holding company headquartered in Carrollton, Georgia. The Company was organized as a business corporation under the laws of the State of Georgia in 1984 and is a registered bank holding company under the federal Bank Holding Company Act of 1956, as amended, and under the bank holding company laws of the State of Georgia. The Company conducts operations in western Georgia through its wholly-owned subsidiary, West Georgia National Bank (the “Bank”). The Bank was organized in 1946 as a national banking association under the federal banking laws of the United States. As of March 14, 2006, the Company had 3,331,247 issued and outstanding shares of common stock, $1.25 par value per share (the “Common Stock”), held by approximately 950 shareholders of record.

The Company conducts all of its business through the Bank. The executive offices of the Company and the main office of the Bank are located at 201 Maple Street, Carrollton, Georgia 30117. Access to the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports is available at the Company’s website, www.wgnb.com under the investor relations tab.

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

As a convenience to its customers, the Bank offers at all of its branch locations drive-thru teller windows and 24-hour automated teller machines. All but one location has Saturday banking hours. The Bank is a member of Star, Cirrus and several other ATM networks of automated teller machines that permit Bank customers to perform monetary transactions in most cities throughout the southeast and other regions. The Bank also offers Internet banking services through its website located at www.wgnb.com. Information included on the Bank’s website is not a part of this Report.

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

As of December 31, 2005, the Bank had deposits of approximately $429 million, and approximately 29 thousand deposit accounts. No material portion of the Bank’s deposits relates to one or a few persons or entities (including federal, state and local governments and agencies). The loss of any one or a few principal deposit customers would not have a material adverse effect on the operations or earnings of the Bank.

The following table sets forth the mix of depository accounts at the Bank as a percentage of total deposits as of December 31, 2005.

Deposit Mix
At December 31, 2005
Non-interest bearing demand	11%
NOW accounts and money market	37%
Savings	3%
Time Deposits
Under $100,000	23%
$100,000 and over	26%
100.00%

Lending Services. The Bank’s lending business consists principally of making consumer loans to individuals and commercial loans to small and medium-sized businesses and professional concerns. In addition, the Bank makes secured real estate loans, including residential and commercial construction loans, and first and second mortgage loans for the acquisition or improvement of personal residences. As of December 31, 2005, the Bank had approximately $424 million in total loans outstanding, representing 81% of its total assets of approximately $524 million. The loan portfolio is made up of both fixed and adjustable rate loans. Approximately 55% of the Company’s total loan portfolio is fixed rate and 45% is adjustable rate as of December 31, 2005. The Bank is not dependent to any material degree upon any single borrower or a few principal borrowers. The loss of any individual borrower or of a few principal borrowers would not have a material adverse effect on the operations or earnings of the Bank.

Real Estate Loans. Loans secured by real estate make up the primary component of the Bank’s loan portfolio, constituting approximately $350 million, or 83%, of the Bank’s total loans as of December 31, 2005. Approximately 57% of the real estate loans are fixed rate and 43% are adjustable rate. Approximately 60% of the fixed rate real estate loans mature in one year or less and approximately 92% of the fixed rate real estate loans mature in five years or less. These loans consist of commercial real estate loans, construction and development loans, residential real estate loans and home equity loans. Real estate loans are collateralized by commercial and residential real estate primarily located in the Company’s primary and secondary market areas. The types of real estate that typically constitute collateral include primary and secondary residences for individuals, including multi-family projects, places of business, real estate for agricultural uses and undeveloped land.

Commercial Loans, Other Than Commercial Loans Secured by Real Estate. The Bank makes loans for commercial purposes in various industries resident to its market area. As of December 31, 2005, commercial loans constituted approximately $52 million, or 12% of the Bank’s total loans. Approximately 46% of commercial loans are fixed rate while 54% are adjustable. The typical commercial loan has a maturity of three years or less. The typical commercial loan has collateral such as equipment for business use and inventory and may include unsecured working capital lines.

Consumer Loans. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans and lines of credit. As of December 31, 2005, the Bank held approximately $22 million of consumer loans, representing 5% of its total loans. Consumer loans are primarily fixed rate in nature with 96% of this loan category carrying fixed rates. These loans are typically collateralized by personal automobiles, recreational vehicles or cash on deposit and may include unsecured loans to individuals.

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

Unsecured loans	6%
Loans secured by:
Residential real estate	30%
Commercial real estate	35%
Convenience stores	6%
Hotels/motels	5%
Poultry facilities	7%
Acquisition & development/construction loans	30%
Commercial and industrial purpose loans	20%
Exceptions to primary and secondary trade area	15%

While the loan policy includes a provision generally limiting all types of real estate loans to 85% of the total loan portfolio, the executive loan committee can approve loans that exceed the policy limits on a case by case basis where warranted. At the end of the fourth quarter of 2005, we were within the overall real estate concentration target although we have approved concentrations above the target in the specific segments of single family construction and land development. With the benefit of our experienced lenders and specialized controls, we are able to serve this market with low historical loan loss. We will continue to capture opportunities in these segments while actively seeking to diversify our portfolio into other business lines such as commercial and industrial loans as well as Small Business Administration loans.

Legal Lending Limit. The Bank is subject to loans to one borrower limitations prescribed for national banks by the Office of the Comptroller of the Currency. See -- Supervision and Regulation. The legal lending limit to a single borrower by regulation is 15% of a bank’s total capital and reserves, plus an additional 10% of a bank’s capital and reserves if the amount exceeding the 15% general limit is secured by readily marketable securities. The Bank, however, has adopted an internal policy requiring all exposure above 15% of capital and reserves to be approved by the entire Board of Directors unless certain conditions are met including one or more of the following:

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

Loan Underwriting Standards. Management recognizes the importance of character and past performance as consideration in the lending decision process. In analyzing a credit relationship, primary emphasis is placed on adequacy of cash flow and the ability of the borrower to service the debt. Secondary emphasis is placed on the past performance of the borrower, the type or value of the collateral, the amount of net worth present or any performance of endorsers or guarantors.

Collateral is not considered a substitute for the borrower’s ability to repay. Collateral serves as a way to control the borrower and provide additional sources of repayment in the event of default. The quality and liquidity of the collateral are of paramount importance and must be confirmed before the loan is made. The Bank has loan-to- value and margin guidelines that are varied depending on the type of collateral offered. Loans secured by liquid assets and securities carry margins of 75% to 100% depending on the liquidity and price volatility of the asset. Loan -to-value ratios on various types of real estate credits generally do not exceed 85% with most below 80%. Installment loans, in general, allow for a maximum loan to collateral value of 85%. In addition, there are limits on terms of repayment of loans for automobiles and related collateral which are dependent on the age of the asset. There are certain exceptions to the loan-to-value guidelines that are dependent on the overall creditworthiness of the borrower.

Loan Approval. The Bank’s loan approval policies provide for various levels of officer lending authority. When the aggregate outstanding loans to a single borrower exceeds an individual officer’s lending authority, the loan request must be considered and approved by an officer with a higher lending limit or an officers’ loan committee (the “OLC”). Individual officer’s secured and unsecured lending limits range from $5,000 to $100,000, depending on seniority. The OLC, which consists of the Bank’s President, one Executive Vice President, two Senior Vice Presidents and other lenders, has a lending limit of $500,000 for secured and $200,000 for unsecured loans. Loans between $500,000 and the Bank’s legal lending limit must be approved by the Bank’s Executive Loan Committee, which is made up of the CEO and President of the Bank and six outside directors.

Loan Review. The Bank has a comprehensive loan review process involving independent internal loan review, independent consulting firms, and lending officers. The loan review process is designed to promote early identification of credit quality problems at both the relationship level and portfolio level. According to the current bank loan policy, the scope of loan review activity is to include a minimum of 90% of all commercial and business purpose loan relationships greater than $500,000, with random sample checks on consumer loans and other loans less than $500,000. All loan officers are charged with the responsibility of rating their loans. Additionally, the loan reviewer recommends grades as part of the loan review process to ensure proper risk identification. Per current policy, the Executive Loan Committee has final approval authority on loan grades. The Bank’s risk identification process is reviewed by its regulators and its independent auditors giving further oversight and feedback.

Because of employee turnover in the loan review area during 2005, the scope of our loan review process was not achieved internally. For this reason, we engaged an external bank consulting firm that completed a review of our designated scope during the fourth quarter of 2005. The Bank also hired a new Chief Credit Officer during the fourth quarter of 2005 and a Loan Review Officer during the first quarter of 2006. The Chief Credit Officer is currently reviewing our policies, procedures, and scope for adequacy relative to portfolio size and composition. Based on this review, we will create a comprehensive loan review schedule that will meet the Bank’s loan review targets for 2006.

Market Area

The following statistical data relating to our market area is based on information contained in a report published by the University of West Georgia Department of Economics dated November 4, 2005 and other information published by the FDIC on its website.

The Bank’s primary market area includes all of Carroll, Douglas and Paulding Counties in Georgia. Approximately 90% of the Bank’s deposit customers reside in Carroll County, although it attracts some loan business from neighboring Douglas and Paulding Counties. The Bank’s secondary market area includes the Georgia counties of Heard, Haralson, Coweta, Cobb and the southern portion of Fulton, and the Alabama counties of Clebourne and Randolph. Carroll County is located approximately 45 miles southwest of Atlanta and 90 miles east of Birmingham, Alabama. Carroll County ranks 29th among Georgia’s 159 counties in land area and 19th in population. Carroll County’s major industries include manufacturing, wholesale trade, food processing, paper and lumber products, construction and health services. The Bank’s main office is located in Carrollton, which is the county seat for Carroll County. The University of West Georgia, which serves more than 9,000 students, Southwire Inc. and Tanner Medical Center are also located in Carrollton. Douglas County, which has the largest population of the five county West Georgia region, ranks 15th among all 159 Georgia counties.

Carroll County continues to be the largest deposit base county in the Bank’s market area with Douglas County, to its east, and Paulding County, to its north, emerging as deposit growth areas. The amount of total deposits in Carroll County was approximately $1.57 billion as of June 30, 2005, compared to total deposits of approximately $1.29 billion as of June 30, 2004. Total deposits in Carroll County grew by 21.7% from June 30, 2004 to June 30, 2005 which compares to the average annual growth rate over the last ten years of just over 5%. The Bank holds 24% of the market’s deposits and the number one position in Carroll County’s market share. The number two, three and four banks have 20%, 11% and 10% of the market area’s deposits, respectively. The top four banks (including West Georgia National Bank) held a total of 65% of the market share of deposits in Carroll County.

Douglas County had the second largest deposit base in our market area with $1.15 billion in total deposits and an 18.7% deposit growth rate in 2005, and Paulding County had the third largest base with $858 million in total deposits and a 15.2% deposit growth rate in 2005. The Bank held a market share of 3% of total deposits in Douglas County, or $29 million, as of June 30, 2005, representing the 9th largest deposit market share for any financial institution located in Douglas County. If one combines Carroll and Douglas County’s market share, the Bank holds the highest market share of total deposits in the combined counties at 14.7%. The bank holding the next highest market share for the combined counties holds 11.4% and the top four institutions (including West Georgia National Bank) hold 46% of the deposits in this market area.

The Bank established two branches in the Douglas County market over the past four years. One branch is located on Highway 5 just south of I-20 and the other is located in a rapidly developing area known as Mirror Lake located on Mirror Lake Boulevard just north of I-20. The Bank moved into its permanent facility located in front of The Village at Mirror Lake Shopping Center in February 2005. The Bank has purchased a branch on Chapel Hill Road that was previously a Wachovia branch. The Wachovia location is contiguous to an existing First Union location. First Union and Wachovia merged in 2002 resulting in duplicative branches on one site. Management estimates that the new Bank branch on Chapel Hill will be open in April 2006. The Bank intends to serve its Douglas County market with these three locations.

Competition

The Bank operates in a competitive environment, competing for deposits and/or loans with commercial banks, thrifts and other financial entities. Principal competitors include other small community commercial banks (such as McIntosh Commercial Bank, First Georgia Community Bank, Community Bank of West Georgia, Peoples Community National Bank and Hometown Bank of Villa Rica) and larger institutions with branches in the Bank’s market area such as CB&T of West Georgia (a division of Synovus Bank), BB&T, Regions Bank, United Community Bank, Bank of America, SunTrust Bank and Wachovia Bank. Numerous mergers and consolidations involving banks in the Bank’s market area have occurred, requiring the Bank to compete with banks with greater resources. However, West Georgia National Bank enjoys the reputation of being the largest and oldest independent bank in Carroll County. McIntosh Commercial Bank commenced operations in the fourth quarter of 2002, Community Bank of West Georgia commenced operations in the second quarter of 2003, First Georgia Community Bank commenced operations in the third quarter of 2003 and Peoples Community National Bank commenced operations in the third quarter of 2004. These de novo banks are limited in their funding strategies because they typically do not have access to wholesale funding. Given the limited growth in total deposits in Carroll County, this has the effect of running up deposit rates as the new banks compete for funds in the market area.

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

To compete with other financial services providers, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customers’ needs. Management believes that the Bank has an opportunity to establish business ties with customers who have been displaced by the consolidations and desire to forge banking relationships with locally owned and managed institutions. In addition, as commercial customers’ needs outgrow a de novo bank’s ability to fund their business, the Bank can serve those customers because it has a higher loan-to-one borrower limit.

The Bank offers many personalized services and attracts customers by being responsive and sensitive to the needs of the community. The Bank relies not only on the goodwill and referrals of satisfied customers as well as traditional media advertising to attract new customers, but also on individuals who develop new relationships to build its customer base. To enhance the Bank’s image in the community, the Bank supports and participates in many events. Employees, officers and directors represent the Bank on many boards and local civic and charitable organizations.

Employees

As of December 31, 2005, the Bank had 154 full time equivalent employees, none of whom is a party to a collective bargaining agreement. Certain executive officers of the Bank also serve as the officers of the Company (which does not have compensated employees). The Company believes that the Bank enjoys satisfactory relations with its employees.

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

Financial Services Modernization Act. On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act of 1999, known as the Financial Services Modernization Act of 1999, which repeals many of the restrictions on the activities of banks and bank holding companies. The law establishes two new structures - “financial holding companies” and “financial subsidiaries” - that enable qualifying bank holding companies and banks to provide a wide variety of financial services that formerly could be performed only by insurance companies and securities firms. The law also permits bank affiliations with insurance and securities firms. At this time, the Company does not intend to seek qualification to enter into these additional financial services areas.

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

As discussed below, additional capital requirements imposed by the OCC may limit the Bank’s ability to pay dividends to the Company. The Bank declared dividends in the amount of $3,058,719 to the Company during 2005. Under the OCC guidelines, as of December 31, 2005 the Bank was permitted to pay the Company dividends of up to $4,011,000 in addition to current earnings without obtaining prior regulatory approval.

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

Under FDICIA, regulators must take prompt corrective action against depository institutions that do not meet minimum capital requirements. FDICIA and the related regulations establish five capital categories as shown in the following table:

Classification	Total Risk- Based Capital	Tier I Risk- Based Capital	Tier I Leverage
Well Capitalized (1)	10%	6%	5%
Adequately Capitalized (1)	8%	4%	4% (2)
Undercapitalized (3)	<8%	<4%	<4%
Significantly Undercapitalized (3)	<6%	<3%	<3%
Critically Undercapitalized (3)	-	-	<2%
_________________
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

As of the date of this Report, the Company and the Bank are both considered to be well capitalized according to their regulatory capital requirements. See Note 9 of the Notes to Financial Statements for additional details.

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

Privacy

Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. It is the Bank’s policy not to disclose any personal information unless required by law.

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

Regulation W

The Company and its banking affiliates are subject to Regulation W, which provides guidance on permissible activities and transactions between affiliated companies. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:

•	to an amount equal to 10% of the bank's capital and surplus, in the case of covered transactions with any one affiliate; and
•	to an amount equal to 20% of the bank's capital and surplus, in the case of covered transactions with all affiliates.

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

Consumer Credit Reporting

On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act (the FAIR Act), amending the federal Fair Credit Reporting Act (the FCRA). A number of amendments to the FCRA (the FCRA Amendments) became effective in 2004 while others are still subject to the public comment process and final rulemaking. The FCRA Amendments include, among other things:

•
new requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer's credit file stating that the consumer may be the victim of identity theft or other fraud;

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

Since the Sarbanes-Oxley Act was enacted in 2002 and continuing through 2005, the SEC and The Nasdaq Stock Market, issued new regulations affecting the Company’s corporate governance and heightening its disclosure requirements. Among the many new changes are enhanced proxy statement disclosures on corporate governance and executive compensation, stricter independence requirements for the Board of Directors and its committees, and posting of various SEC reports on the Company’s website. While the full impact of the Sarbanes-Oxley Act and the increased costs related to the Company’s compliance are still uncertain and evolving, management does not expect that compliance will have a material impact on the Company’s financial condition or results of operation.

 Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions operating in the United States. The Company cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which its business may be affected by any new regulation or statute.

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

Other Developments

On February 6, 2006, the Board of Directors of each of the Company and the Bank accepted the resignation of L. Leighton Alston from his position as the Bank’s Chief Executive Officer and the Company’s Chief Executive Officer and President, and approved the terms of a settlement reached with respect to the early termination of Mr. Alston’s Employment Agreement dated May 27, 2005. Mr. Alston also resigned from his position as a Class III director for both the Company and the Bank. The resignations, which are effective as of February 11, 2006, will allow Mr. Alston to pursue other interests and did not involve any disagreements relating to financial or accounting matters. H.B. Lipham, III has assumed Mr. Alston’s duties.

Item 1A. Risk Factors

Like all other banking and financial services companies, our business and results of operations are subject to a number of risks, many of which are outside of our control. In addition to the other information in this Report, readers should carefully consider that the following important factors, among others, could materially impact our business and future results of operations. When we use terms such as “we,” “our”, and “us,” we are referring to WGNB Corp. which conducts business through its wholly-owned subsidiary, West Georgia National Bank.

Our success depends on our ability to compete effectively in the competitive financial services industry - We encounter strong competition for deposits, loans, and other financial services in all of our lines of business. Our principal competitors include other commercial banks, savings banks, credit unions and savings and loan associations. Many of our competitors are significantly larger than us and have greater access to capital and other resources. In recent years, there has been substantial consolidation among companies in the financial services industry. Such consolidation may increase competition because consolidation creates larger entities who may be able to offer additional services that we are unable to offer, have greater financial resources or have substantially higher lending limits with which to compete. Further, our ability to compete effectively is dependent on our ability to adapt successfully to technological and other changes within the banking and financial services industry.

Our business may be adversely affected by the highly regulated environment in which we operate - We are highly regulated by state and federal agencies. Recently enacted and future legislation and regulations may have significant impact on the banking and financial services industries. Regulatory or legislative changes could increase our cost of doing business, restrict our access to new products or markets, or otherwise adversely affect our operations or the manner in which we conduct our business and, on the whole, adversely affect the profitability of our business.

We may be adversely affected by a general deterioration in economic conditions - The risks associated with our business are greater in periods of a slowing economy or recession. Economic declines may be accompanied by a decrease in demand for consumer or commercial credit and declining real estate and other asset values. Declining real estate and other asset values may reduce the ability of borrowers to use such equity to support borrowings. Delinquencies, foreclosures and losses generally increase during economic slow downs or recessions. Additionally, our servicing costs, collection costs and credit losses may also increase in periods of economic slow down or recessions.

We are subject to credit risk inherent in our loan portfolio - In the financial services industry, there is always a risk that certain borrowers may not repay borrowings. We maintain a reserve for loan losses to absorb the level of losses that we estimate to be probable in our portfolio. However, our reserve for loan losses may not be sufficient to cover the loan losses that we may actually incur. If we experience defaults by borrowers in any of our businesses, our earnings could be negatively affected. Changes in local economic conditions could adversely affect credit quality in our loan portfolio. In addition, federal and state regulators periodically review our loan portfolio and may require us to increase the provision for loan losses or recognize loan charge-offs. Their conclusions about the quality of the loan portfolio may be different from ours. Any increase in the allowance for loan losses or charge-offs as required by these regulatory agencies could have a negative effect on our operating results.

We may be adversely affected by interest rate changes - We realize income primarily from the difference between interest earned on loans and investments and interest paid on deposits and other borrowings. Interest rate fluctuations are caused by many factors which, for the most part, are not under our direct control. For example, national monetary policy plays a significant role in the determination of interest rates. Additionally, competitor pricing and the resulting negotiations that occur with our customers also impact the rates we collect on loans and the rates we pay on deposits. As interest rates change, we expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our earnings may be negatively affected. Although we actively manage our interest rate sensitivity, such management is not an exact science. Rapid increases or decreases in interest rates could adversely affect our net interest margin if changes in our cost of funds do not correspond to changes in income yields. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of interest accrued into income, which could have a material adverse affect on our results of operations.

We could be held responsible for environmental liabilities of properties acquired through foreclosure - Environmentally related hazards have become a source of high risk and potentially unlimited liability for financial institutions relative to their loans. Environmentally contaminated properties owned by an institution’s borrowers may result in a drastic reduction in the value of the collateral securing the institution’s loans to such borrowers, high environmental clean up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean up costs, and liability to the institution for clean up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, we may require an environmental examination of, and report with respect to, the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration the potential loss to the institution in relation to the burdens to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the costs of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter a prospective borrower from entering into a loan transaction with us. We are not aware of any borrower who is currently subject to any environmental investigation or clean up proceeding which is likely to have a material adverse affect on our financial condition or results of operation.

Loss of our senior executive officers or other key employees could impair our relationship with customers and adversely affect our business - We have assembled a senior management team which has substantial background and experience in banking and financial services in the western Georgia market. Loss of these key personnel could negatively impact our earnings because of their skills, customer relationships and/or the potential difficulty of promptly replacing them. As previously disclosed, our former Chief Executive Officer, L. Leighton Alston, recently terminated his employment with us. His duties are currently being performed by H.B. Lipham, III, who previously served as our Executive Vice President.

Item 1B. Unresolved Staff Comments. Not applicable.

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

As to its Douglas County locations, the permanent Mirror Lake branch opened in February of 2005. The Mirror Lake branch is located on the northeast corner of Mirror Lake Boulevard and Conner Road in front of the Village at Mirror Lake shopping center. The Bank owns a second Douglas County branch which is located at 9557 Georgia Highway 5 in Douglasville. In November of 2005, the Bank purchased a third location in Douglas County, which is located at 9360 The Landing Drive on Chapel Hill Road adjacent to Arbor Place Mall in Douglasville. This location is scheduled to open for business at the end of April 2006.

The Bank’s main office, operations center and related parking are located on approximately 2.5 acres. The main office is a two-story building with a total of approximately 19,100 square feet housing its lobby, retail offices, administrative and executive offices. The operations center is a two-story building with a total of approximately 12,200 square feet housing a computer room, administrative offices and storage facilities. The branch offices (with the exception of the Motor office which is approximately 700 square feet) are typical of other banking facilities and are approximately 5,000 square feet in size. The Mirror Lake branch provides a new look for the Bank and contains customer-centric features such as concierge customer service areas with workstations and Internet connectivity. The branch utilizes a remote teller system and is designed to be high-touch customer service and low-touch transactional service. The new Chapel Hill branch (formerly a Wachovia location) was built in 2001 and is a 3,400 square foot building on approximately one acre with brick and veneer exterior. Each branch location has an ATM that is either walk-up or drive-up. The Motor office and Highway 5 Douglasville offices are leased facilities. All of the other office facilities are owned. The Bank also operates six additional ATMs on leased properties located throughout the Carrollton and Villa Rica areas.

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

PART II

Item 5.  Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s Common Stock is traded on the NASDAQ Capital Market System under trading symbol “WGNB”. Approximately 950 shareholders of record held the Common Stock as of March 14, 2006. Set forth below are the high and low closing prices for each full quarterly period during 2004 and 2005 and the dividends declared and paid per share of Common Stock for those periods.

		Price Range Per Share		Dividends
		Low	High	Paid Per Share
2004:
	First Quarter	$28.07	$31.25	$0.183
	Second Quarter	28.00	30.40	0.190
	Third Quarter	27.50	29.75	0.198
	Fourth Quarter	29.15	30.52	0.210

2005:
	First Quarter	$28.85	$30.50	$0.215
	Second Quarter	29.25	30.50	0.225
	Third Quarter	30.00	32.50	0.235
	Fourth Quarter	34.37	38.00	0.245

Dividends

The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements. See “Business - Supervision and Regulation - Dividends.”

Recent Sales of Unregistered Securities

The Company issued the following securities during the year ended December 31, 2005 without registering the securities under the Securities Act:  Directors may elect to receive compensation for their services to the Company and the Bank in shares of Common Stock or cash. During 2005, one director of the Bank received 479 shares in payment of director compensation for an aggregate consideration owed to them by the Bank of $14,246 and 23,730 options to purchase the Company’s Common Stock were granted to certain executive officers under the Company’s 2003 Stock Incentive Plan. The sale of the shares and the grant of the options were exempt from registration under the Securities Act, pursuant to Section 4(2) thereof, as a transaction not involving a public offering. The Company has since registered the shares reserved for issuance (including the shares subject to the outstanding options granted to its executive officers) on Form S-8.

Issuer Purchases of Equity Securities

The Company did not make any repurchases of its equity securities during the fourth quarter of 2005.

Item 6.  Selected Financial Data

The selected consolidated financial data of the Company for and as of the end of each of the periods indicated in the five-year period ended December 31, 2005 have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company, including the notes to those consolidated financial statements contained elsewhere in this Report.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except share and per share data)
For the Year:
Total Interest Income.	$32,546	$25,268	$23,542	$24,296	$26,548
Total Interest Expense.	12,583	7,570	7,527	8,724	12,069
Net Interest Income.	19,963	17,698	16,015	15,572	14,479
Provision for Loan Losses.	1,550	925	350	483	910
Net Interest Income After Provision for Loan Losses	18,413	16,773	15,665	15,089	13,569
Total Other Income	6,008	5,637	5,554	5,251	4,550
Total Other Expense	14,464	13,664	12,752	12,127	10,859
Earnings Before Income Taxes	9,957	8,746	8,467	8,213	7,260
Income Taxes	2,889	2,682	2,680	2,668	2,471
Net earnings	7,067	6,064	5,787	5,545	4,789
Per Share Data:
Net earnings	2.13	1.83	1.75	1.71	1.55
Diluted net earnings	2.11	1.81	1.72	1.69	1.52
Cash dividends declared	.92	.78	.67	.60	.55
Book value	14.42	13.52	12.72	11.65	9.42
Tangible book value	14.42	13.52	12.72	11.65	9.42
At Year End:
Total loans	423,720	356,909	296,498	273,471	253,805
Earning assets	500,824	425,062	367,694	360,226	331,690
Assets	523,643	441,929	393,216	385,121	350,222
Total deposits	429,049	338,398	303,316	298,726	280,531
Stockholders’ equity	47,952	44,962	42,089	38,520	29,204
Common shares outstanding	3,325,196	3,325,774	3,306,452	3,306,733	3,100,355
Average Balances:
Total loans	395,943	330,159	287,861	262,781	248,863
Earning assets	473,480	404,121	357,468	337,583	310,027
Assets	501,191	428,637	384,395	357,418	326,653
Deposits	393,851	325,991	296,723	279,483	263,668
Stockholders’ equity	46,857	43,742	40,708	35,640	27,986
Weighted average shares outstanding	3,324,620	3,305,736	3,308,087	3,243,849	3,098,067
Key Performance Ratios:
Return on average assets	1.41%	1.41%	1.51%	1.55%	1.47%
Return on average equity	15.08%	13.86%	14.22%	15.56%	17.11%
Net interest margin, taxable equivalent	4.37%	4.55%	4.65%	4.76%	4.84%
Dividend payout ratio	43.19%	42.62%	38.29%	34.94%	35.48%
Average equity to average assets	9.35%	10.20%	10.59%	9.97%	8.57%
Average loans to average deposits	100.53%	101.28%	97.01%	94.02%	94.39%
Overhead ratio	55.69%	58.56%	59.12%	58.24%	57.07%

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

•	the effect of changes in interest rates;

•	the effect of changes in the business cycle and downturns in local, regional or national economies;

•	the matters described under Part I, Item 1A. - Risk Factors.

The Company cautions that the foregoing list of important factors is not exclusive of other factors which may impact the operations of the Company.

CRITICAL ACCOUNTING POLICIES

The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of its financial statements. These significant accounting policies are described in the Notes to the consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers these accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying value of assets and liabilities and the results of operations of the Company. All accounting policies are important, and all policies described in Notes to the consolidated financial statements should be reviewed for a greater understanding of how the Company’s financial performance is recorded and reported.

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio. Calculation of the allowance for loan losses is a critical accounting estimate due to the significant judgment, assumptions and estimates related to the amount and timing of estimated losses, consideration of current and historical trends and the amount and timing of cash flows related to impaired loans. Please refer to the section of this Report entitled “Balance Sheet Review - Provision and Allowance for Possible Loan and Lease Losses” and Note 1 and Note 3 to the Company’s consolidated financial statements for a detailed description of the Company’s estimation processes and methodology related to the allowance for loan losses.

EARNINGS OVERVIEW

For the Years Ended December 31, 2005, 2004 and 2003

The net earnings of the Company were $7.1 million in 2005, $6.1 million in 2004 and $5.8 million in 2003, representing an increase of 16.5% between fiscal years 2004 and 2005 and an increase of 4.8% between fiscal years 2003 and 2004. Net earnings per share on a fully diluted basis were $2.11 for 2005, $1.81 for 2004 and $1.72 for 2003, representing an increase of 16.6% between fiscal years 2004 and 2005 and 5.2% between fiscal years 2003 and 2004. Return on average assets and return on average shareholders’ equity for 2005 were 1.41% and 15.08%, respectively, compared with 1.41% and 13.86%, respectively, for 2004, and 1.51% and 14.22%, respectively, for 2003. Over the past ten years, the Company’s return on average assets has averaged 1.55% and its return on average equity has been 16.1%.

In 2005, the Company again experienced its largest annual loan growth in terms of dollars in its 60 year history. Loans increased by $66.8 million, or 18.7%, in 2005 compared to $60.4 million, or 20.4%, in 2004 and $23.0 million, or 8.4%, in 2003. The average loan growth rate over the past ten years has been 15.3%. The Company’s ability to grow loans in both quality and quantity is important to its ability to grow earnings. The Company’s core business is lending and management maintains underwriting and pricing policies and procedures to grow revenues and not significantly increase its credit or interest rate risk exposure. Additionally, management seeks to increase revenues while controlling costs. In 2005, the overhead ratio (non-interest expense/net interest income plus non-interest income) was 55.7% compared to 58.6% in 2004 and 59.1% in 2003. Improved overhead ratio is, in essence, evidence of improved efficiency with the use of the Company’s resources. Described below are details of the major components of the Company’s improved earnings performance.

Net Interest Income

The Company’s operational results primarily depend on the earnings of the Bank. The Bank’s earnings depend, to a large degree, on its ability to generate net interest income. Net interest income represented 76.9%, 75.8% and 74.3% of net interest income and other income in 2005, 2004 and 2003, respectively. The following discussion and analysis of net interest margin assumes and is stated on a tax equivalent basis. That is, non-taxable interest is restated at its taxable equivalent rate.

The banking industry uses two key ratios to measure the relative profitability of net interest income. The net interest rate spread measures the difference between the average yield on interest earning assets (loans, investment securities and federal funds sold) and the average rate paid on interest bearing liabilities (deposits and other borrowings). The interest rate spread eliminates the impact of non-interest bearing deposits and gives a direct perspective on the effect of market interest rate movements. The other commonly used measure is net interest margin. The net interest margin is defined as net interest income as a percent of average total interest earning assets and takes into account the positive impact of investing non-interest-bearing deposits.

Net interest income for the Company increased by $2.3 million, or 12.8%, in 2005 from 2004, and by $1.7 million, or 10.5%, in 2004 from 2003. Net interest income at December 31, 2005 was $20.0 million compared to $17.7 million at December 31, 2004 and $16.0 million at December 31, 2003. The net interest margin on interest earning assets was 4.37% in 2005, 4.55% in 2004 and 4.65% in 2003 on a tax equivalent basis. Beginning in early 2001 through the end of 2003, short term interest rates dropped 550 basis points. Through 2005, however, short term interest rates recovered 500 of those basis points. Comparing the interest margin in 2005 to that in 2004, the Bank’s interest margin declined by 18 basis points. Measuring the last three years, the Bank’s interest margin decreased 28 basis points. We believe management’s interest rate risk strategies helped to mitigate the effects of rapidly declining and then rapidly increasing interest rates. While banks are able to more easily maintain a steady interest margin in flat rate environments, without diligent interest rate risk management banks are susceptible to declining interest margins and earnings in rapidly changing interest rate environments.

The Bank’s average yield on earning assets in 2005 on a tax equivalent basis was 7.03%, an increase of 61 basis points over 2004. Its average cost of funds was 3.18% in 2005, an increase of 91 basis points from 2004. Net interest income increased nonetheless over the last three years despite declining net interest margin. This is a result of the increase in the Bank’s volume of earning assets. The average balance of interest earning assets increased by $69.4 million, or 17.2%, in 2005 compared to $46.7 million, or 13.1%, for 2004 and $19.9 million, or 5.9%, for 2003.

The Bank’s balance sheet has traditionally been slightly liability sensitive, but as 2003, 2004 and 2005 progressed, management sought to become more evenly matched and perhaps slightly asset sensitive. That is, management sought to shift to a scenario where assets re-price faster than liabilities. Therefore, in a rising rate environment the Bank’s interest margin will tend to increase. When market interest rates fall rapidly, as they did in 2003 and 2004, and subsequently increase rapidly, as they did in 2005, the interest margin needs time to respond to the rate changes. Now that rates are increasing, we believe the Bank’s interest margin will increase as well. The ability of management to accomplish its objective of managing interest rate risk is largely dependent on its ability to manage the cost of funds in a competitive deposit gathering market.

We believe the impact of the fixed rates on borrowings in a falling rate environment would have been more significant in 2004 and 2005 had management not chosen to hedge those fixed rates with the $30 million notional amount swap contract which is described in Note 1 and Note 7 to the financial statements contained elsewhere in this Report. The swap contract reduced interest expense in 2004 by $323 thousand. During 2005, that benefit was reduced to $31 thousand since short term rates had risen above the 3.40% fixed rate in the swap contract. There are approximately 16 months remaining on the contractual term of the swap and, of course, if short term rates continue to increase, the cost of the swap will increase, but not as much as the expected yield on interest bearing assets.

The following table shows, for the past three years, the relationship between interest income and interest expense and the average daily balances of interest-earning assets and interest-bearing liabilities on a tax equivalent basis assuming a rate of 34%:

Table 1
Average Consolidated Balance Sheets and Net Interest Analysis
(in thousands)
	For the Years Ended December 31,
	2005			2004			2003
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Interest earnings assets:
Federal funds sold	$11,331	394	3.48%	$12,155	151	1.24%	$17,363	187	1.08%
Investments:
Taxable	35,687	2,109	5.91%	35,342	1,903	5.38%	30,249	1,878	6.21%
Tax exempt	30,520	1,997	6.54%	26,465	1,821	6.88%	21,995	1,559	7.09%
Total Investments	66,207	4,106	6.20%	61,807	3,724	6.03%	52,244	3,437	6.58%
Loans (including loan fees):
Taxable	394,209	28,631	7.26%	328,279	21,894	6.67%	286,055	20,329	7.11%
Tax Exempt	1,734	143	8.25%	1,880	178	9.46%	1,806	181	10.03%
Total Loans	395,943	28,774	7.27%	330,159	22,072	6.69%	287,861	20,510	7.12%
Total interest earning assets	473,481	33,274	7.03%	404,121	25,947	6.42%	357,468	24,134	6.75%
Other non-interest earnings assets	27,710			24,516			26,927
Total assets	$501,191			$428,637			$384,395

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Deposits:
Demand	$136,248	3,183	2.34%	$127,754	1,181.92%		$112,438	954.85%
Savings	18,011	100.56%		17,368	43.25%		15,915	54.34%
Time	189,368	6,974	3.68%	133,997	3,916	2.92%	124,863	3,993	3.20%
FHLB advances
& other borrowings	52,407	2,326	4.44%	54,081	2,430	4.49%	45,000	2,527	5.62%
Total interest-bearing liabilities	396,034	12,583	3.18%	333,200	7,570	2.27%	298,216	7,528	2.52%

Non-interest bearing deposits	50,224			46,872			43,507
Other liabilities	8,076			4,823			1,964
Shareholders’ equity	46,857			43,742			40,708
Total liabilities and Shareholders’ equity	$501,191			$428,637			$388,395

Excess of interest-earning assets over interest-bearing liabilities	$77,447			$70,921			$59,252

Ratio of interest-earning assets to interest-bearing liabilities	119.56%			121.28%			119.87%

Net interest income tax equivalent		20,691			18,377			16,606
Net interest spread			3.85%			4.15%			4.23%
Net interest margin on interest earning assets			4.37%			4.55%			4.65%

Tax Equivalent Adjustments:
Investments		(679)			(619)			(530)
Loans		(49)			(60)			(62)
Net interest income		$19,963			$17,698			$16,015

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

Table 2
Changes in Interest Income and Expense on a Tax Equivalent Basis
(in thousands)

	Increase (decrease) due to changes in:
	2005 over 2004			2004 over 2003
	Volume	Rate	Total	Volume	Rate	Total
Interest income on:
Federal funds sold	$(29)	272	243	$(65)	29	(36)
Taxable investments	20	187	207	274	(249)	25
Non-taxable investments	266	(91)	175	308	(46)	262
Taxable loans	4,788	1,949	6,737	2,816	(1,251)	1,565
Non-taxable loans	(12)	(23)	(35)	7	(10)	(3)
Total Interest Income	5,033	2,294	7,327	3,340	(1,527)	1,813

Interest expense on:
Deposits:
Demand	198	1,805	2,003	141	85	226
Savings	4	53	57	4	(14)	(10)
Time	2,039	1,019	3,058	267	(344)	(77)
FHLB advances & other borrowings	(74)	(30)	(104)	408	(505)	(97)
Total Interest Expense	2,167	2,847	5,014	820	(778)	42
Increase (decrease) in net interest income	$2,866	(553)	2,313	$2,520	(749)	1,771

Other Income and Expense

Other income in 2005 was $6.0 million, an increase of $371 thousand, or 6.6%, from 2004. The increase in other income from 2003 to 2004 was $84 thousand, or 1.5%. The increase in other income during 2005 is primarily due to a gain on investment securities available for sale in the amount of $228 thousand. Management rarely elects to sell investment securities. However, this particular sale strategy allowed the Bank to reposition its portfolio for rising rates, recognize the gain associated with the sale of the investment securities and accomplish both by selling $3.8 million of bonds, or approximately 5% of the portfolio.

Service charges on deposit accounts have stabilized from 2004 to 2005 after having increased over 10% per year over the previous three years. ATM network fees increased by $68 thousand, or 15.6%. This increase is attributable to increased usage of the Bank’s ATM network and an increase in foreign ATM fees which took place in the later part of 2004 and was in effect during all of 2005.

Mortgage origination fees declined by $112 thousand, or 21.7%, comparing 2005 to 2004. Mortgage origination fees also declined $419 thousand, or 44.9%, comparing 2004 to 2003. Throughout 2002 and part of 2003, the Bank experienced heavy refinancing activity in its mortgage department. The refinancing activity has slowed significantly. The volume of mortgage origination fees that the Bank is presently experiencing is attributable to new and resale home financing activity in the Bank’s market area.

Miscellaneous income between 2004 and 2005 increased $106 thousand, or 15.4%, and increased by $62 thousand, or 10.0%, between 2003 and 2004. The increase in miscellaneous income from 2004 to 2005 and 2003 to 2004 is attributable to a number of income line items, none of which are particularly notable. The increases are generally attributable to volume increases in miscellaneous fees due to the loan and deposit growth of the Bank.

Other expenses increased by $800 thousand, or 5.9%, in 2005 over 2004 and by $912 thousand, or 7.2%, in 2004 over 2003. Salaries and employee benefits increased $577 thousand, or 7.1%, from 2004 to 2005 and $499 thousand, or 6.5%, from 2003 to 2004. Each year, most of the increase in other expense was attributable to salaries and employee benefits which is common for a growing financial institution.

Occupancy expense increased by $190 thousand, or 9.7%, from 2004 to 2005. Comparing 2003 to 2004, occupancy expense increased $135 thousand, or 7.5%. Other operating expenses, which include professional fees, increased by only $33 thousand, or 0.9%, from 2004 to 2005 and increased $278 thousand, or 8.4%, from 2003 to 2004. The following narrative explains in more detail the attributes of the changes in other expenses.

Comparing 2005 to 2004, the Bank experienced increased salary costs in the amount of $395 thousand, or 7.5% . The increase was attributable to annual raises for officers and staff which averaged about 4.5%. Additionally, the full time equivalent number of employees increased from 144 as of December 31, 2004 to 154 as of December 31, 2005. The primary reason for the increase in full time equivalent employees was personnel added when the Mirror Lake office opened, increased support staff in the lending and compliance departments necessitated by a need to manage the rapid loan growth of the Bank, and increased staffing for two new branches scheduled to open in spring of 2006. Profit sharing and bonus costs increased $182 thousand, or 10.9%. Profit sharing and officer and employee bonuses, which are largely performance based, increased as a result of the Bank’s increased profitability.

The increase in salaries and employee benefits for the year ended 2004 as compared to 2003 was attributable to a number of factors. Salary costs increased by $212 thousand, or 4.2%, primarily attributable to annual raises since the full time equivalent number of employees did not significantly change from 2003 to 2004. Profit sharing and bonus costs increased $201 thousand, or 13.7%, attributable to a bonus program that was introduced in 2004 for the lending staff in an effort to increase loan production. Profit sharing and bonuses also increased slightly because of increased profitability, increases in bonus percentages and improved asset quality. Health insurance costs increased by $55 thousand, or 8.1%. The increase was attributable to a premium increase by the Company’s health insurance carrier.

The increase in occupancy expense in 2005 as compared to 2004 was primarily attributable to an increase in depreciation expense of $130 thousand, or 14.1%. This increase in depreciation expense is due to the Mirror Lake branch facility that was placed in service in February of 2005. The remainder of the increase was attributable to the addition of utilities, telephone and other occupancy costs for the Mirror Lake branch.

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

Management made a concerted effort to minimize operating costs in 2005. The evidence of that effort culminated in very little increase in other operating expense from 2004 to 2005. Total other operating expense increased by $33 thousand, or 0.9%. The largest line item in this expense category is legal, professional and accounting fees which remained steady from 2004 to 2005. The compliance costs of being a public company have largely been realized in the operations of the Company and are not expected to increase significantly over the foreseeable future.

Other operating expenses increased by $278 thousand, or 8.4%, in 2004 over 2003. Legal, accounting and other professional fees totaled $623 thousand, $408 thousand and $520 thousand in 2004, 2003 and 2002, respectively. The increase in legal, accounting and other professional fees from 2003 to 2004 was $215 thousand, or 52.7%. The Bank incurred consulting costs associated with an executive management change resulting from the retirement of the Bank’s President in the first quarter of 2004. The cost resulted in a successful transition of duties among the existing executive management team. Additionally, during 2004 the Company’s cost of complying with provisions of the Sarbanes-Oxley Act of 2002 increased by approximately $80 thousand.

Income taxes, expressed as a percentage of earnings before income taxes (the effective tax rate), declined to 29.0% in 2005, from 30.7% in 2004 and 31.7% in 2003. The decline in effective tax rate over the past three years is primarily attributable to the impact of the purchase of tax credits and other tax advantaged instruments such as municipal securities by the Bank. Additionally, in October 2002, the Bank formed WGNB Investments, Inc., a Nevada corporation, to manage, hold and trade securities of the Bank which had the effect of reducing its state income tax liability in 2003, 2004 and 2005.

BALANCE SHEET OVERVIEW

For the Years Ended December 31, 2005 and 2004

General

During 2005, average total assets increased $72.6 million, or 16.9%, average deposits increased $67.9 million, or 20.8%, and average loans increased $65.8 million, or 19.9%, from average balances recorded in 2004. During 2004, average total assets increased $44.2 million, or 11.5%, average deposits increased $29.3 million, or 9.9%, and average loans increased $42.3 million, or 14.7%, from amounts recorded in 2003. The 2005 and 2004 percentage growth are more representative of the Bank’s historical growth rate. The 10 year average growth rate for the Bank’s assets, loans and deposits is 12.8%, 15.3% and 12.0%, respectively. The earnings and asset growth over the past two years is attributable to robust commercial and residential growth in the Bank’s market area. The Company has experienced significant loan growth with low historical credit loss. The average net charge-off of loans has been less than .25 percent of average loans over the past 10 years.

Total assets at December 31, 2005 were $524 million, representing a $81.7 million, or 18.5%, increase from December 31, 2004. Total loans increased $66.8 million, or 18.7%, during 2005 as management attempted to take advantage of continued loan demand. Total deposits increased $90.7 million, or 26.8%, from 2004 to 2005 which allowed the Bank to pay off Federal Home Loan Bank borrowings in the amount of $13 million. Loan demand rebounded in the last half of 2003 after a decline in the early part of that year and has remained robust through 2005 with much of the growth concentrated in the second half of 2004 and the first half of 2005.

The increase in deposits in 2005 was attributable to an increase in non-interest bearing demand accounts of $3.4 million, or 7.7%, an increase in interest bearing demand of $23.2 million, or 17.4%, and an increase in time deposit accounts of $63.7 million, or 43.0%. Much of the deposit growth ($56.3 million) came from growth in time deposit accounts in excess of $100,000 and much of that growth ($36.0 million) was attributable to brokered time deposits, which were priced lower than local market time deposits. In 2005, the Bank funded its loan growth with deposit growth. In fact, because of the flatness of the yield curve, the Bank was able to gather time deposits early in 2005 with three, four and five year maturities for the cost of short term time deposits in the latter part of 2005.

During 2003 and 2004, five de novo banks began their operations in, or continguous to, our primary service area. The competition for funding increased significantly in 2004 and 2005 as loan growth outpaced deposit growth in Carroll and Douglas Counties. The funding landscape has changed and, along with it, the Bank’s deposit strategy since the beginning of 2004. In its almost 60 year history, the Bank has relied on “in market” deposits to fund its balance sheet growth. Because of the continued development of metropolitan Atlanta and its movement westward, however, loan demand has preceded the actual movement of deposits. Management expects that this dynamic will continue and intends to expand its deposit gathering strategy towards greater use of wholesale, or out of market, funding sources as loan demand remains high.

Investments

The Company’s available-for-sale investment portfolio of $64.4 million as of December 31, 2005 consisted primarily of debt securities, which provide the Company with a source of liquidity, a stable source of income, and a vehicle to implement asset and liability management strategies. The available-for-sale securities portfolio increased $3.5 million, or 5.7%, over December 31, 2004. The Company believes its investment portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet. The portfolio also provides a vehicle for the investment of available funds and supplying securities to pledge as required collateral for certain public deposits. Securities reported as available-for-sale are stated at fair value. These securities may be sold, retained until maturity, or pledged as collateral for liquidity and borrowing in response to changing interest rates, changes in prepayment risk and other factors as part of the Company’s overall asset liability management strategy.

Investment securities held-to-maturity are stated at amortized cost and totaled $6.7 million at December 31, 2005, an increase of $1.9 million, or 39.3%, when compared to the year ended 2004. The increase is attributable to the purchase of banking industry issued trust preferred securities from various issuers across the United States and particularly the Southeast. The Company has the intent and ability to hold these securities until maturity.

The following table shows the carrying value of the Company’s securities, by security type, as of December 31, 2005, 2004 and 2003:

Table 3
Securities

(in thousands)
	2005	2004	2003
Available for Sale
United States agencies	$8,942	$5,505	$7,080
State, county and municipal	33,264	36,989	29,575
Mortgage-backed securities	18,124	16,667	16,843
Corporate bonds	4,028	1,707	1,779
Total available for sale	$64,360	$60,868	$55,277

Held to Maturity
Trust Preferred Securities	$6,737	$4,835	$4,250

The following table presents the expected maturity of the amortized cost of securities by maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis, assuming a 34% marginal tax rate) at December 31, 2005. The composition and maturity/re-pricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

Table 4
Expected Maturity of Securities
(in thousands)

Maturities at December 31, 2005	United States Treasury & Agencies	Wtd. Avg. Yld.	State, County & Municipals	Wtd. Avg. Yld.	Mortgage Backed Securities	Wtd. Avg. Yld.	Corporate Bonds	Wtd. Avg. Yld.	Trust Preferred	Wtd. Avg. Yld.
Within 1 year	7,965	4.12%	2,846	6.33%	15	7.11%	-	0.00%	-	-
After 1 through 5 years	999	4.18%	4,700	6.12%	15,694	4.94%	4,044	5.73%	-	-
After 5 through 10 years	-	-%	7,419	6.69%	901	6.49%	-	-%	-	-
After 10 years	-	-%	17,902	6.61%	1,684	6.55%	-	-%	6,737	9.97%
Total	8,964	4.11%	32,867	6.53%	18,294	5.17%	4,044	5.73%	6,737	9.97%
Fair Value	8,942		33,264		18,124		4,028		6,840

Mortgage-backed securities are included in the maturities categories in which they are anticipated to be repaid based on average maturities. The actual cash flow of mortgage backed securities differs with this assumption. Yields on tax-exempt securities are calculated on a tax equivalent basis.

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

Loans to directors, executive officers and principal shareholders of the Company and to directors and officers of the Bank are subject to limitations of the Federal Reserve, the principal effect of which is to require that extensions of credit by the Bank to executive officers, directors, and ten percent shareholders satisfy certain standards. The Bank routinely makes loans in the ordinary course of business to certain directors and executive officers of the Company and the Bank, their associates, and members of their immediate families. In accordance with Federal Reserve guidelines, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with others and do not involve more than normal risk of collectibility or present other unfavorable features. As of December 31, 2005, loans outstanding to directors and executive officers of the Company and the Bank, their associates and members of their immediate families totaled $3.5 million, which represented approximately 0.8% of total loans as of that date. As of December 31, 2005, none of these loans outstanding from the Bank to related parties were non-accrual, past due, restructured or considered by management to be a potential problem loan.

The following table presents loans by type on the dates indicated:

Table 5
Loan Portfolio
(in thousands)	December 31,
	2005	2004	2003	2002	2001

Commercial, financial & agricultural	$51,555	$50,528	$31,219	$34,821	$26,162
Real estate - construction	153,511	114,657	68,207	68,818	60,785
Real estate - mortgage	196,383	173,110	180,992	153,572	147,705
Consumer loans	22,271	18,614	16,080	16,260	19,153
	423,720	356,909	296,498	273,471	253,805
Less: Unearned interest and fees	(841)	(581)	(454)	(487)	(525)
Allowance for loan losses	(5,327)	(4,080)	(3,479)	(3,771)	(3,720)
Loans, net	$417,552	$352,248	$292,565	$269,213	$249,560

The following table sets forth the maturity distribution (based upon contractual dates) and interest rate sensitivity of commercial, financial and agricultural loans, real estate construction and mortgage loans and consumer loans as of December 31, 2005:

Table 6
Loan Portfolio Maturity
(in thousands)
	One Year or Less	Wtd. Avg. Yld.	Over One to Five Years	Wtd. Avg. Yld.	Over Five Years	Wtd. Avg. Yld.	Total	Wtd. Avg. Yld.
Commercial, financial & agricultural	$35,550	7.16%	$10,402	7.50%	$5,603	7.53%	$51,555	7.27%
Real estate - construction	132,043	7.60%	14,858	7.55%	6,610	7.38%	153,511	7.59%
Real estate - mortgage	66,424	6.77%	100,184	7.15%	29,775	7.35%	196,383	6.25%
Consumer	10,764	8.74%	11,338	8.05%	169	7.43%	22,271	8.38%

Total	$244,781	7.36%	$136,782	6.30%	$42,157	7.38%	$423,720	7.34%

Variable/Fixed Rate Mix

	Variable Interest Rates	Wtd Avg Yld	Fixed Interest Rates	Wtd Avg Yld
Commercial, financial and agricultural	$27,885	7.46%	$23,670	7.05%
Real estate - construction	61,781	7.24%	91,730	7.82%
Real estate - mortgage	87,373	7.25%	109,010	6.88%
Consumer	897	7.50%	21,374	8.34%
Total	$177,936	7.29%	$245,784	7.38%

Provision and Allowance for Possible Loan and Lease Losses

The provision for loan losses for the Company in 2005 was $1.55 million, compared to $925 thousand in 2004 and $350 thousand in 2003. The increase in the provision for loan losses reflects a higher level of loan growth in 2005 and reflects the weakness in one credit relationship. The allowance for loan losses represented 1.26%, 1.14% and 1.17% of total loans outstanding at December 31, 2005, 2004 and 2003, respectively. The percentage of the allowance for loan losses expressed as a percentage of total loans increased from 2004 and 2005, taking into account a slight increase in nonperforming and adversely rated loans in 2005. Net charge-offs were $303 thousand, $324 thousand and $643 thousand during 2005, 2004 and 2003, respectively.

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

Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and review of specific problem loans. In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates loans in eight different categories. Grades five through eight, which represent criticized or classified loans, are assigned allocations of loss based on management’s estimate of potential loss that is generally based on historical losses and/or collateral deficiencies. Loans graded one through four are stratified by type and allocated loss ranges based on historical loss experience for the strata. The combination of these results is compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. Loans deemed to be impaired are evaluated individually to measure the probable loss, if any, in the credit. Management uses an internal loan reviewer (at times, supplemented by third party service providers) who is independent of the lending function to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loan losses.

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

The following table presents a summary of changes in the allowance for loan losses for the years indicated:
Table 7
Allowance for Loan Losses

(in thousands)	December 31,
	2005	2004	2003	2002	2001

Balance at beginning of year	$4,080	$3,479	$3,772	$3,720	$2,920
Charge-offs:
Commercial, financial and agricultural	24	59	55	288	118
Real estate - construction	-	-	2	-	-
Real estate - mortgage	235	215	581	165	3
Consumer loans	129	123	152	242	79
Total charge-offs	388	397	790	695	200
Recoveries:
Commercial, financial and agricultural	16	16	31	59	30
Real estate - construction	-	-	-	-	-
Real estate - mortgage	18	13	67	158	13
Consumer loans	51	44	49	47	46
Total recoveries	85	73	147	264	89
Net (charge-offs) recoveries	(303)	(324)	(643)	(431)	(111)
Provision for loan losses	1,550	925	350	483	911

Balance at end of year	$5,327	$4,080	$3,479	$3,772	$3,720

Ratio of net (charge-offs) recoveries during the period to average loans outstanding	.08%	.10%	.22%	.16%	.04%

Ratio of allowance to total loans	1.26%	1.14%	1.17%	1.38%	1.47%

Non-Performing Assets and Past Due Loans

Non-performing assets at December 31, 2005 were $3.6 million, or .85%, of total loans and other real estate owned compared to $1.8 million, or .50%, of total loans and other real estate owned at December 31, 2004 and $2.2 million, or .75%, of total loans and other real estate owned at December 31, 2003. The levels of non-performing loans remain relatively low compared to the Bank’s peer group. The percentage of non-performing assets to total loans has steadily decreased from its peak in 2001. The increase of non-performing loans from 2004 to 2005 was attributable to one credit relationship for which management created a proper specific reserve.

The following table summarizes loans 90 days or greater past due, non-accrual loans and real estate taken in settlement of foreclosure for the years indicated.

Table 8
Non-Performing Assets
(in thousands)	December 31,
	2005	2004	2003	2002	2001
Other real estate and repossessions	$567	$686	$977	$488	$4,357
Non-accrual loans	2,382	536	499	943	1,620
Loans 90 days past due still accruing	673	567	745	1,335	1,885
Total	$3,622	$1,789	$2,221	$2,766	$3,862

Non-performing assets as % of total loans	0.85%	0.50%	0.75%	1.03%	1.55%

While there may be additional loans in the Bank’s portfolio that may become classified as conditions indicate, management is not aware of any potential problem loans that are not disclosed in the table above. As a result of management's ongoing review of the loan portfolio, loans are classified as non-accrual generally when they are past due in principal or interest payments for more than 90 days or it is otherwise not reasonable to expect collection of principal and interest under the original terms. Exceptions are allowed for 90 day past due loans when such loans are well secured and in process of collection. Generally, payments received on non-accrual loans are applied directly to principal.

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

Deposits

Time deposits of $100 thousand and greater totaled $111.8 million at December 31, 2005, compared with $55.5 million at year-end 2004 and $31.0 million at year-end 2003. The following table sets forth the scheduled maturities of time deposits of $100 thousand and greater at December 31, 2005.

Table 9
Maturity of Time Deposits of $100,000 and Greater
(in thousands)

Within 3 months	$ 8,696
After 3 through 6 months	9,120
After 6 through 12 months	25,307
After 12 months	68,717
Total	$ 111,840

Liquidity

The Bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors' accounts and to supply potential borrowers with funds. To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match these variables to meet liquidity needs. It is the policy of the Bank to monitor its liquidity to meet regulatory requirements and local funding requirements. Management believes that the Bank’s current level of liquidity is adequate to meet its needs.

The Bank maintains relationships with correspondent banks including the Federal Home Loan Bank (FHLB) that can provide funds to it on short notice, if needed. The Bank has arrangements with correspondent and commercial banks for short term unsecured advances up to $20.8 million. As of December 31, 2005, the Bank had not drawn on the available facilities. In addition, subject to collateral availability, the Bank has a line of credit with the FHLB from which the Bank had drawn $42 million as of December 31, 2005. For additional details on the line of credit with the FHLB see Note 6 of the consolidated financial statements.

The Company’s cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash and cash equivalents amounted to $16.2 million at December 31, 2005, which represented an increase of $8.2 million from December 31, 2004. The increase was primarily attributable to net cash provided by operating activities of $9.5 million since net cash provided by financing activities of $74.7 million was essentially the same as net cash used by investing activities of $76.1 million. The major cash flows from investing activities were attributable to a net change in loans of $67.4 million and a net change in investment securities (both available-for-sale and held-to-maturity investment securitise) of $6.7 million. The most notable cash flows from financing activities were attributable to a net change in deposits of $90.7 million and repayment of Federal Home Loan Bank advances of $13.0 million, $10.0 million of which was redrawn in January 2006.

In 2004, management concentrated on investing the excess liquidity that was on the Bank’s balance sheet in 2003. Cash and cash equivalents decreased by $19.2 million in 2004. The 2004 cash flows were attributable to $7.5 million cash generated by operating activities, $69.0 million of cash used by investing activities ($61.4 million for loans and $6.8 million for investment securities) and $42.2 million of cash generated from financing activities ($35.1 million from deposit growth and $15.0 million from advances from the FHLB).

Capital Resources

Total shareholders’ equity as of December 31, 2005 was $48.0 million, an increase of $3.0 million over 2004. The change in equity was due to $7.1 million in net income, less $3.1 million in dividends and a decrease in unrealized holding gain on securities available for sale of $998 thousand, net of tax.

The OCC has established certain minimum risk-based capital standards that apply to national banks, and the Company is subject to certain capital requirements imposed by the Federal Reserve. At December 31, 2005, the Bank exceeded all applicable regulatory capital requirements for classification as a “well capitalized” bank, and the Company satisfied all applicable regulatory requirements imposed on it by the Federal Reserve. The following tables present the Company's regulatory capital position at December 31, 2005:

Table 10
Actual as of December 31, 2005
Capital Ratio
Tier 1 Capital (to risk weighted assets)	11%
Tier 1 Capital minimum requirement	4%
Excess	7%
Total Capital (to risk weighted assets)	12%
Total Capital minimum requirement	8%
Excess	4%

Leverage Ratio	Actual as of December 31, 2005
Tier 1 Capital to average assets
(“Leverage Ratio”)	9%
Minimum leverage requirement	4%

Excess	5%

For a more complete discussion of the actual and required ratios of the Company and its subsidiaries, see Note 9 to the consolidated financial statements. Average equity to average assets was 9.35% in 2005 and 10.20% in 2004. The ratio of dividends declared to net earnings was 43.3 % during 2005, compared with 42.3% in 2004.

Contractual Obligations

In the ordinary course of operations, the Company enters into certain contractual obligations. The following table summarizes the Company’s significant fixed and determinable contractual obligations, by payment date, at December 31, 2005 (dollars in thousands).

Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Deposits without stated maturity	217,143	217,143	-	-	-
Certificates of deposit	211,906	111,164	57,827	42,915	-
Federal Home Loan Bank advances	42,000	-	5,000	7,000	30,000
Total	471,049	328,307	62,827	49,915	30,000

Off Balance Sheet Risk

Through the operations of the Bank, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time. At December 31, 2005, the Bank had issued commitments to extend credit of $98.7 million through various types of commercial lending arrangements and additional commitments through standby letters of credit of $13.2 million. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The Company manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions.

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

Due to inherent limitations in traditional gap analysis, the Company also employs more sophisticated modeling techniques to monitor potential changes in net interest income, net income and the market value of portfolio equity under various interest rate scenarios. Market risk is the risk of loss from adverse changes in market prices and rates, arising primarily from interest rate risk in the Company’s loan and investment portfolios, which can significantly impact the Company’s profitability. Net interest income can be adversely impacted where assets and liabilities do not react the same to changes in interest rates. At year-end 2005, the estimated impact of an immediate increase in interest rates of 100 basis points would have resulted in an increase in net interest income over a 12-month period of 1.3%, with a comparable decrease in interest rates resulting in a decrease in net interest income of 0.1%. Management finds the above methodologies meaningful for evaluating market risk sensitivity; however, other factors can affect net interest income, such as levels of non-earning assets and changes in portfolio composition and volume.

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2005 that are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities, although the cash flows received often differ from scheduled maturities. The Company's savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the “One Year or Less” category, although historical experience has proven these deposits to be less interest rate sensitive over the course of a year and are subject to management’s control.

Table 11
Interest Rate Gap Sensitivity
(in thousands)
	At December 31, 2005 Maturing or Repricing in
	One Year or Less	Over 1 Year Thru 2 Years	Over 2 Years Thru 5 Years	Over 5 Years	Total
Interest-earning assets:
Interest-bearing deposits with
Other banks	$651	-	-	-	651
Federal funds sold	5,548	-	-	-	5,548
Securities (at cost)	19,784	5,961	7,701	37,459	70,905
Loans	328,967	28,483	50,436	15,834	423,720
Total interest-earning assets	354,950	34,444	58,137	53,293	500,824

Interest-bearing liabilities:
Deposits:
Demand	156,805	-	-	-	156,805
Savings	12,160	-	-	-	12,160
Time deposits	111,458	34,859	65,589	-	211,906
FHLB advances	-	-	12,000	30,000	42,000
Total interest-bearing liabilities	280,423	34,859	77,589	30,000	422,871
per period	74,527	(415)	(19,452)	23,293	77,953
Cumulative interest sensitivity
Difference	$74,527	74,112	$54,660	$77,953
Cumulative difference to total
Assets	14.23%	14.15%	10.44%	14.89%

At December 31, 2005, the difference between the Company's assets and liabilities repricing or maturing within one year was $74.5 million. The above chart indicates an excess of assets repricing or maturing within one year, thus a rise in interest rates would theoretically cause the Company's net interest income to increase. However, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees or at different points in time to changes in market interest rates. Such is the case in analyzing NOW demand, money market and savings accounts, which are disclosed in the one year or less category. Those liabilities do not necessarily reprice as quickly or to the same degree as rates in general. Additionally, certain assets, such as adjustable-rate mortgages, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset. Changes in interest rates, prepayment rates, early withdrawal levels and the ability of borrowers to service their debt, among other factors, may change significantly from the assumptions made in the table.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For information regarding the market risk of the Company’s financial instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Asset/Liability Management.” The Company’s principal market risk exposure is to interest rates.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements of the Company, including notes thereto, and the report of independent auditors are included in this Report beginning at page F-1.

Presented below is a summary of the unaudited consolidated quarterly financial data for the years ended December 31, 2005 and 2004.

Quarterly Financial Information
(Unaudited - in thousands, except per share data)

	2005 Quarters				2004 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth

Interest income	$7,075	7,874	8,521	9,076	5,900	6,147	6,411	6,810
Net interest income	4,703	4,931	5,061	5,268	4,147	4,328	4,499	4,724
Provision for loan losses	300	500	450	300	150	200	275	300
Income before income taxes	2,234	2,316	2,620	2,787	1,911	2,010	2,309	2,516
Net income	1,614	1,647	1,857	1,949	1,311	1,471	1,565	1,717
Earnings per share - basic	0.49	0.50	0.56	0.58	0.40	0.45	0.47	0.51
Earnings per share - diluted	$0.48	0.49	0.56	0.58	0.39	0.44	0.47	0.51
Weighted average common shares outstanding - basic	3,324,427	3,324,323	3,325,005	3,325,100	3,306,793	3,306,524	3,296,793	3,312,923
Weighted average common shares outstanding - diluted	3,343,082	3,342,978	3,343,660	3,350,099	3,357,387	3,357,118	3,347,387	3,363,517

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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information appearing under the headings “Nomination and Election of Directors” and “Compliance With Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement (the “2006 Proxy Statement”) relating to the 2006 Annual Meeting of Shareholders of the Company, currently scheduled to be held on April 11, 2006, is incorporated herein by reference.

Item 11.  Executive Compensation

The information appearing under the heading “Executive Compensation” in the 2006 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information appearing under the headings “Security Ownership of Certain Beneficial Owners and Management” in the 2006 Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information as of December 31, 2005, about WGNB Corp. Common Stock that may be issued upon the exercise of options, warrants and rights under the Company’s 2003 Incentive Stock Plans, which is the Company’s only outstanding equity compensation plan. The Company’s previous 1994 Incentive Stock Plan has since expired in accordance with its terms. The Company does not have any equity compensation plans that were not approved by its shareholders. The 2003 Incentive Stock Plan was approved by the Company’s Board of Directors and its shareholders in 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	123,117	$24.79	620,631*
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	123,117	$24.79	620,631*
* The only securities remaining available for future issuance are those under the 2003 Incentive Stock Plan. There are no additional securities available for future issuance under the 1994 Incentive Stock Plan which has expired.

Item 13.  Certain Relationships and Related Transactions

The information appearing under the caption “Nomination and Election of Directors - Certain Relationships and Related Transactions” in the 2006 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information appearing under the caption “Independent Public Accountants” in the 2006 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements are filed with this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Earnings for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2005,
2005 and 2003

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended
December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or the required information has been incorporated in the consolidated financial statements and related notes.

(3) The following exhibits are filed with this Report:

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-SB filed June 14, 2000 (the “Form 10-SB”))

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Form 10-SB)

4.1	See exhibits 3.1 and 3.2 for provisions of Company’s Articles of Incorporation and Bylaws Defining the Rights of Shareholders

4.2	Specimen certificate representing shares of Common Stock (Incorporated by reference to Exhibit 4.2 to the Form 10-SB)

4.3	Rights Agreement dated as of February 12, 1997 between the Company and SunTrust Bank, Atlanta (Incorporated by reference to Exhibit 4.3 to the Form 10-SB)

10.1*	Employment Agreement dated as of May 27, 2005 among WGNB Corp., West Georgia National Bank and L. Leighton Alston (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 27, 2005)

10.2*	Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Form 10-SB)

10.3*	Bonus and Stock Option Agreement dated as of May 11, 1993 between the Company and L. Leighton Alston (Incorporated by reference to Exhibit 10.3 to the Form 10-SB)

10.4*	First Amendment to Bonus and Stock Option Agreement dated as of June 14, 1994 between the Company and L. Leighton Alston (Incorporated by reference to Exhibit 10.4 to the Form 10-SB)

10.5*	Bonus and Stock Option Agreement dated as of September 23, 1998 between the Company and H.B. Lipham, III (Incorporated by reference to Exhibit 10.6 to the Form 10-SB)

10.6*	Bonus and Stock Option Agreement dated as of September 23, 1998 between the Company and W. Galen Hobbs, Jr. (Incorporated by reference to Exhibit 10.7 to the Form 10-SB)

10.7*	Bonus and Stock Option Agreement dated as of September 23, 1998 between the Company and Steven J. Haack (Incorporated by reference to Exhibit 10.8 to the Form 10-SB)

10.8*	Form of Election for Payment of Director Meeting Fees (Incorporated by reference to Exhibit 10.10 to the Form 10-SB)

10.9*	Employment Agreement dated August 8, 2005 among WGNB Corp., West Georgia National Bank and Steven J. Haack (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 8, 2005)

10.10*	Employment Agreement dated August 8, 2005 among WGNB Corp., West Georgia National Bank and H.B. Lipham, III (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated August 8, 2005)

10.11*	Employment Agreement dated July 11, 2005 between West Georgia National Bank and W. Galen Hobbs, Jr. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated July 11, 2005)

10.12*	Amendment to Bonus and Stock Option Agreement dated June 17, 2002 between the Company and L. Leighton Alston (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for quarter ended 6/30/02 (the “6/30/02 Form 10-Q”))

10.13*	Incentive Stock Option Agreement dated March 12, 2002 between the Company and L. Leighton Alston (Incorporated by reference to Exhibit 10.3 to the 6/30/02 Form 10-Q)

10.14*	Second Amendment to Bonus and Stock Option Agreement dated June 17, 2002 between the Company and H.B. Lipham, III (Incorporated by reference to Exhibit 10.7 to the 6/30/02 Form 10-Q)

10.15*	Incentive Stock Option Agreement dated March 12, 2002 between the Company and H.B. Lipham, III (Incorporated by reference to Exhibit 10.8 to the 6/30/02 Form 10-Q)

10.16*	Amendment to Bonus and Stock Option Agreement dated May 30, 2002 between the Company and W. Galen Hobbs, Jr. (Incorporated by reference to Exhibit 10.10 to the 6/30/02 Form 10-Q)

10.17*	Incentive Stock Option Agreement dated March 12, 2002 between the Company and W. Galen Hobbs, Jr. (Incorporated by reference to Exhibit 10.11 to the 6/30/02 Form 10-Q)

10.18*	Amendment to Bonus and Stock Option Agreement dated April 26, 2002 between the Company and Steven J. Haack (Incorporated by reference to Exhibit 10.13 to the 6/30/02 Form 10-Q)

10.19*	Incentive Stock Option Agreement dated March 12, 2002 between the Company and Steven J. Haack
(Incorporated by reference to Exhibit 10.14 to the 6/30/02 Form 10-Q)

10.20*	2003 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its 2004 Annual Meeting)

10.21*
Employment Agreement dated December 31, 2002 between the Company and William R. Whitaker (Incorporated by reference to Exhibit 10.31 to the Company Annual Report on Form 10-K for year ended 12/31/04 (the “2004 Form 10-K”))

10.22*	Bonus and Stock Option Agreement dated December 27, 2004 between the Company and William R. Whitaker (Incorporated by reference to Exhibit 10.32 to the 2004 Form 10-K)

10.23*	Separation Agreement and Release dated February 14, 2006 among WGNB Corp., West Georgia National Bank and L. Leighton Alston

21	Subsidiary of WGNB Corp.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
_____________________
* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WGNB CORP.

Date: March 14, 2006	By:	/s/ H. B. Lipham, III

H.B Lipham, III
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ H. B. Lipham, III	Date: March 14, 2006

H.B. Lipham, III, President, Chief
Executive Officer
[Principal Executive Officer]

/s/ Steven J. Haack	Date: March 14, 2006

Steven J. Haack, Secretary and Treasurer
[Principal Financial and Accounting Officer]

/s/ W. T. Green	Date: March 14, 2006

W. T. Green, Chairman of the Board

Date: March 14, 2006

Wanda W. Calhoun, Director

/s/ Grady W. Cole	Date: March 14, 2006

Grady W. Cole, Director

/s/ Richard A. Duncan	Date: March 14, 2006

Richard A. Duncan, Director

/s/ L. G. Joyner	Date: March 14, 2006

L.G. (Jack) Joyner, Director

/s/ R. David Perry	Date: March 14, 2006

R. David Perry, Director

Date: March 14, 2006

L. Richard Plunkett, Director

Date: March 14, 2006

Thomas E. Reeve, III, M.D., Director

/s/ Thomas T. Richards	Date: March 14, 2006

Thomas T. Richards, Director

/s/ Oscar W. Roberts, III	Date: March 14, 2006

Oscar W. Roberts, III, Director

Date: March 14, 2006

Frank T. Thomasson, III, Director

/s/ J. Thomas Vance	Date: March 14, 2006

J. Thomas Vance, Director

/s/ Charles M. Willis, Sr.	Date: March 14, 2006

Charles M. Willis, Sr., Director

WGNB CORP.

Consolidated Financial Statements

December 31, 2005 and 2004

(with Independent Accountants’ Report thereon)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
WGNB Corp. and Subsidiary

We have audited the accompanying consolidated balance sheets of WGNB Corp. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WGNB Corp. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Atlanta, Georgia
February 13, 2006

WGNB CORP.

Consolidated Balance Sheets

December 31, 2005 and 2004

	2005	2004
Assets
Cash and due from banks, including reserve requirements of $594,000 and $487,000, respectively	$10,673,541	7,288,973
Federal funds sold	5,548,348	767,270

Cash and cash equivalents	16,221,889	8,056,243

Securities available-for-sale	64,359,833	60,867,553
Securities held-to-maturity, estimated fair values of $6,839,552 and $4,834,649	6,736,552	4,834,649
Loans, net	417,551,614	352,247,628
Premises and equipment, net	9,134,245	7,644,879
Accrued interest receivable	2,881,206	2,097,166
Other assets	6,758,048	6,180,855

	$523,643,387	441,928,973

Liabilities and Stockholders’ Equity
Deposits:
Demand	$48,178,654	44,730,335
Interest bearing demand	156,804,968	133,603,250
Savings	12,160,203	11,856,408
Time	100,065,972	92,704,938
Time, over $100,000	111,839,648	55,503,108

Total deposits	429,049,445	338,398,039

Federal Home Loan Bank advances	42,000,000	55,000,000
Accrued interest payable	2,133,858	1,426,132
Other liabilities	2,508,051	2,142,492
Total liabilities	475,691,354	396,966,663
Commitments and contingencies
Stockholders’ equity:
Common stock, $1.25 par value, 10,000,000 shares authorized; 3,325,196 and 3,325,774 shares issued and outstanding	4,156,495	4,157,218
Additional paid-in capital	4,881,728	4,902,369
Retained earnings	38,787,699	34,778,931
Accumulated other comprehensive income	126,111	1,123,792

Total stockholders’ equity	47,952,033	44,962,310

	$523,643,387	441,928,973

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Earnings

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Interest income:
Interest and fees on loans	$28,725,171	22,011,568	20,448,355
Interest on federal funds sold	393,955	151,063	186,752
Interest on investment securities:
U.S. Government agencies	1,009,760	975,354	1,073,225
State, county and municipal	1,597,744	1,489,111	1,319,700
Other	819,549	640,644	514,357

Total interest income	32,546,179	25,267,740	23,542,389

Interest expense:
Interest on deposits:
Demand	3,183,385	1,180,420	954,060
Savings	99,612	43,309	53,579
Time	6,973,958	3,915,778	3,993,126
Interest on FHLB and other borrowings	2,326,566	2,430,288	2,526,780

Total interest expense	12,583,521	7,569,795	7,527,545

Net interest income	19,962,658	17,697,945	16,014,844

Provision for loan losses	1,550,000	925,000	350,000

Net interest income after provision for loan losses	18,412,658	16,772,945	15,664,844

Other income:
Service charges on deposit accounts	4,080,734	4,000,420	3,659,098
Mortgage origination fees	402,468	514,011	933,053
ATM network fees	502,092	434,203	335,128
Gain on sale of securities available-for-sale	227,863	-	-
Miscellaneous	794,733	688,595	626,243

Total other income	6,007,890	5,637,229	5,553,522

Other expenses:
Salaries and employee benefits	8,702,150	8,125,097	7,625,750
Occupancy	2,134,379	1,944,875	1,809,859
Other operating	3,627,107	3,593,949	3,316,083

Total other expenses	14,463,636	13,663,921	12,751,692

Earnings before income taxes	9,956,912	8,746,253	8,466,674

Income taxes	2,889,425	2,682,088	2,679,824

Net earnings	$7,067,487	6,064,165	5,786,850

Basic earnings per share	$2.13	1.83	1.75

Diluted earnings per share	$2.11	1.81	1.72
Dividends per share	$0.92	0.78	0.67

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Net earnings	$7,067,487	6,064,165	5,786,850
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available-for-sale:
Unrealized gains (losses) arising during the period	(1,283,774)	(401,838)	119,477
Associated (taxes) benefit	436,483	136,625	(40,622)

Reclassification adjustment for gain realized	(227,863)	-	-
Associated taxes	77,473	-	-

Other comprehensive income (loss)	(997,681)	(265,213)	78,855

Comprehensive income	$6,069,806	5,798,952	5,865,705

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2005, 2004 and 2003

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance, December 31, 2002	3,306,733	$4,133,416	5,367,172	27,709,213	1,310,150	38,519,951

Cash dividends ($.67 per share)	-	-	-	(2,216,818)	-	(2,216,818)
Retirement of common stock	(5,847)	(7,309)	(147,224)	-	-	(154,533)
Exercise of stock options	4,651	5,814	40,228	-	-	46,042
Issuance of common stock in lieu of directors’ fees	915	1,144	27,771	-	-	28,915
Change in unrealized holding gain on securities available-for-sale, net of tax	-	-	-	-	78,855	78,855
Net earnings	-	-	-	5,786,850	-	5,786,850

Balance, December 31, 2003	3,306,452	4,133,065	5,287,947	31,279,245	1,389,005	42,089,262

Cash dividends ($.78 per share)	-	-	-	(2,564,479)	-	(2,564,479)
Retirement of common stock	(32,086)	(40,108)	(924,134)	-	-	(964,242)
Exercise of stock options	50,980	63,726	526,251	-	-	589,977
Issuance of common stock in lieu of directors’ fees	428	535	12,305	-	-	12,840
Change in unrealized holding gain on securities available- for-sale, net of tax	-	-	-	-	(265,213)	(265,213)
Net earnings	-	-	-	6,064,165	-	6,064,165

Balance, December 31, 2004	3,325,774	4,157,218	4,902,369	34,778,931	1,123,792	44,962,310

Cash dividends ($.92 per share)	-	-	-	(3,058,719)	-	(3,058,719)
Retirement of common stock	(1,770)	(2,213)	(50,133)	-		(52,346)
Exercise of stock options	713	891	15,845	-	-	16,736
Issuance of common stock in lieu of directors’ fees	479	599	13,647	-	-	14,246
Change in unrealized holding gain on securities available-for-sale, net of tax	-	-	-	-	(997,681)	(997,681)
Net earnings	-	-	-	7,067,487	-	7,067,487

Balance, December 31, 2005	3,325,196	$4,156,495	4,881,728	38,787,699	126,111	47,952,033

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Cash flows from operating activities:
Net earnings	$7,067,487	6,064,165	5,786,850
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation, amortization and accretion	1,086,505	1,105,857	1,078,280
Provision for loan losses	1,550,000	925,000	350,000
Provision for deferred income taxes (benefit)	(931,240)	28,896	86,768
Gain on sale of securities available-for-sale	(227,863)	-	-
(Gain) loss on sale of premises and equipment	75,393	(5,430)	(13,997)
Loss on sale of other real estate	4,125	52,312	86,205
Change in:
Other assets	(35,230)	(1,035,421)	15,973
Other liabilities	950,423	397,864	(120,087)

Net cash provided by operating activities	9,539,600	7,533,243	7,269,992

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	3,789,185	-	-
Proceeds from maturities, calls and paydowns of securities
available-for-sale	12,686,014	11,192,131	15,424,516
Proceeds from maturities, calls and paydowns of securities
held-to-maturity	204,941	1,019,121	-
Purchases of securities available-for-sale	(21,289,748)	(17,371,254)	(18,664,899)
Purchase of securities held-to-maturity	(2,105,990)	(1,604,000)	(750,000)
Net change in loans	(67,394,063)	(61,402,267)	(24,547,649)
Proceeds from sales of premises and equipment	88,497	5,430	46,047
Purchases of premises and equipment	(2,702,122)	(1,801,137)	(1,698,547)
Capital expenditures for other real estate	(99,293)	-	-
Proceeds from sales of other real estate	754,440	1,002,312	155,250

Net cash used by investing activities	(76,068,139)	(68,959,664)	(30,035,282)

Cash flows from financing activities:
Net change in deposits	90,651,406	35,081,859	4,590,312
Proceeds from Federal Home Loan Bank advances	-	15,000,000	-
Repayment of Federal Home Loan Bank advances	(13,000,000)	(5,000,000)	-
Proceeds from other borrowings	9,479,000	-	-
Repayment of other borrowings	(9,479,000)	-	-
Dividends paid	(2,921,611)	(2,460,728)	(2,147,943)
Exercise of stock options	16,736	589,977	46,042
Retirement of common stock	(52,346)	(964,242)	(154,533)

Net cash provided by financing activities	74,694,185	42,246,866	2,333,878

Change in cash and cash equivalents	8,165,646	(19,179,555)	(20,431,412)
Cash and cash equivalents at beginning of year	8,056,243	27,235,798	47,667,210
Cash and cash equivalents at end of year	$16,221,889	8,056,243	27,235,798

WGNB CORP.

Consolidated Statements of Cash Flows, continued

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$11,875,795	7,171,932	7,709,700
Income taxes	$3,501,000	2,184,700	2,322,000

Non-cash investing and financing activities:
Transfer of loans to other real estate	$579,105	794,398	845,750
Loans to facilitate sales of other real estate	$39,028	-	-
Change in unrealized gains on
securities available-for-sale, net of tax	$(997,681)	(265,213)	78,855
Change in dividends payable	$137,108	103,751	68,875
Issuance of common stock to directors in lieu of directors’ fees	$14,246	12,840	28,915

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

The Bank commenced business in 1946 upon receipt of its banking charter from the Office of the Comptroller of the Currency (the “OCC”). The Bank is primarily regulated by the OCC and undergoes periodic examinations by this regulatory agency. The Company is regulated by the Federal Reserve and is also subject to periodic examinations. The Bank provides a full range of commercial and consumer banking services principally in Carroll, Paulding and Douglas Counties, Georgia.

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

Securities

The Company classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization of premiums and accretion of discounts. Unrealized holding gains and losses, net of the related tax effect, on securities available-for-sale are excluded from earnings and are reported as a separate component of accumulated other comprehensive income in stockholders’ equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer.

A decline in the market value of any available-for-sale or held-to-maturity investment below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses for securities classified as available-for-sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

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
Loans and Allowance for Loan Losses, continued

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance represents an amount which, in management’s judgment based on historical losses and on current economic environment, will be adequate to absorb probable losses on existing loans that may become uncollectible. Loans deemed uncollectible are charged-off and deducted from the allowance and recoveries on loans previously charged-off are added back to the allowance.

Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and review of specific problem loans. In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates loans in eight different categories. Grades are assigned allocations of loss based on peer group loss experience and regulatory guidelines. The combination of these results are compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses.

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

Buildings and improvements          15 - 39 years
Furniture and equipment             3 - 10 years

Other Real Estate

Properties acquired through foreclosure are carried at the lower of cost (defined as fair value at foreclosure) or fair value less estimated costs to dispose. Fair value is defined as the amount that is expected to be received in a current sale between a willing buyer and seller other than in a forced or liquidation sale. Fair values at foreclosure are based on appraisals. Losses arising from the acquisition of foreclosed properties are charged against the allowance for loan losses. Subsequent write-downs are provided by a charge to income through the allowance for losses on other real estate in the period in which the need arises.

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

WGNB CORP.
Notes to Consolidated Financial Statements, continued

(1)   Summary of Significant Accounting Policies, continued
Income Taxes, continued
In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for a portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

Derivative Instruments and Hedging Activities
The Company recognizes the fair value of derivatives as assets or liabilities in the financial statements. Accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. The change in fair value of instruments used as fair value hedges is accounted for in the earnings of the period simultaneous with accounting for the fair value change of the item being hedged. The change in fair value of the effective portion of cash flow hedges is accounted for in comprehensive income rather than earnings. The change in fair value of derivative instruments that are not intended as a hedge is accounted for in the earnings of the period of the change. When a swap contract is terminated, the cumulative change in the fair value is amortized into income over the original hedge period. If the underlying hedged instrument is sold or settled, the Company immediately recognizes the cumulative change in the derivative’s value in the component of earnings.

Stock Compensation Plans
At December 31, 2005, the Company sponsors stock-based compensation plans, which are described more fully in Note 10. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003

Net earnings
As reported	$7,067,487	$6,064,165	$5,786,850
Proforma	$6,911,381	$5,930,258	$5,685,867

Basic earnings per share
As reported	$2.13	$1.83	$1.75
Proforma	$2.08	$1.79	$1.72

Diluted earnings per share
As reported	$2.11	$1.81	$1.72
Proforma	$2.06	$1.77	$1.69

The fair value of each option is estimated on the date of grant using the Black-Scholes Model. The following weighted average assumptions were used for grants in 2005, 2004 and 2003, respectively: dividend yield of 2.86%, 2.40% and 2.40%, risk free interest rates of 4.09%, 4.27% and 4.27%, an expected life of 10 years and price volatilities of 11%, 29% and 29%. The compensation expense included in the proforma results was determined based on the fair value of the option at the time of grant multiplied by the number of options granted allocated over the vesting period.

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(1)   Summary of Significant Accounting Policies, continued
        Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the period. The effects of potential common shares outstanding during the period are included in diluted earnings per share. Stock options, which are described in note 10, are granted to key management personnel.

		Common	Per Share
For the Year Ended December 31, 2005	Net Earnings	Shares	Amount

Basic earnings per share	$7,067,487	3,324,620	$2.13
Effect of dilutive stock options	-	24,999	(.02)

Diluted earnings per share	$7,067,487	3,349,619	$2.11

		Common	Per Share
For the Year Ended December 31, 2004	Net Earnings	Shares	Amount

Basic earnings per share	$6,064,165	3,305,736	$1.83
Effect of dilutive stock options	-	50,594	(.02)

Diluted earnings per share	$6,064,165	3,356,330	$1.81

		Common	Per Share
For the Year Ended December 31, 2003	Net Earnings	Shares	Amount
Basic earnings per share	$5,786,850	3,308,087	$1.75
Effect of dilutive stock options	-	48,893	(.03)
Diluted earnings per share	$5,786,850	3,356,980	$1.72

Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which revises and amends SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including stock options, to be recognized in the financial statements based on their fair values. Upon adoption, pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123(R) will be effective for the Company for financial statements beginning after December 15, 2005. The Company will adopt the provisions of SFAS No. 123(R) in the first quarter of 2006. The financial statement impact is not expected to be materially different from that shown in the existing pro forma disclosure required under the original SFAS No. 123.

In March 2004, The Emerging Issues Task Force (“EITF”) issued EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF 03-1”). EITF 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired. The disclosure guidance was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004,whereas the recognition and measurement guidance has been deferred. The disclosures required by EITF 03-1 are included in Note 2 to the consolidated financial statements. The Company did not recognize an impairment loss on any investment in 2005, 2004 or 2003.

Other accounting standards that have been issued or proposed by the FASB and other standard setting entities that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(2)	Securities
Securities available-for-sale and held-to-maturity at December 31, 2005 and 2004 are summarized as follows:

Available-for-Sale	December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agencies	$8,964,018	-	21,599	8,942,419
Mortgage-backed securities	18,294,070	128,395	297,557	18,124,908
State, county and municipals	32,867,044	542,847	145,354	33,264,537
Corporate bonds	4,043,624	22,929	38,584	4,027,969
	$64,168,756	694,171	503,094	64,359,833

	December 31, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agencies	$5,496,962	8,550	632	5,504,880
Mortgage-backed securities	16,387,883	341,622	62,434	16,667,071
State, county and municipals	35,638,790	1,395,663	45,595	36,988,858
Corporate bonds	1,641,202	65,542	-	1,706,744
	$59,164,837	1,811,377	108,661	60,867,553

Held-to-Maturity	December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Trust preferred securities	$6,736,552	103,000	-	6,839,552

December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Trust preferred securities	$4,834,649	-	-	4,834,649

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(2)   Securities, continued

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at December 31, 2005, by contractual maturity are shown below. Expected maturities will differ from average life contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Available-for-Sale	Amortized	Estimated
	Cost	Fair Value
U.S. Government agencies, state, county and municipals and corporate bonds:
Within 1 year	$10,811,091	10,822,626
1 to 5 years	9,742,850	9,756,849
5 to 10 years	7,418,557	7,521,556
After 10 years	17,902,188	18,133,894
Mortgage-backed securities	18,294,070	18,124,908
	$64,168,756	64,359,833
Held-to-Maturity
Trust preferred securities:
After 10 years	$6,736,552	6,839,552

The following is a summary of the fair values of securities that have unrealized losses as of December 31, 2005 and 2004.
	December 31, 2005
	Less Than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
U.S. Government agencies	$999,399	21,599	-	-
Mortgage-backed securities	10,205,739	194,224	2,980,921	103,333
State, county and municipals	8,246,350	108,821	1,447,617	36,533
Corporate bonds	2,874,273	38,584	-	-

	$22,325,761	363,228	4,428,538	139,866

	December 31, 2004
	Less Than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
U.S. Government agencies	$999,400	632	-	-
Mortgage-backed securities	1,873,570	21,287	1,927,401	41,147
State, county and municipals	3,166,003	45,595	-	-

	$6,038,973	67,514	1,972,401	41,147

WGNB CORP.

Notes to Consolidated Financial Statements, continued
(2)           Securities, continued
At December 31, 2005, all unrealized losses in the investment securities portfolio related to debt securities. The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary. From the December 31, 2005 tables above, 22 securities out of 60 securities issued by U.S. Government agencies, and Government sponsored corporations including mortgage backed securities contained unrealized losses, 30 out of 85 securities issued by state and political subdivisions contained unrealized losses and two out of five securities issued by corporations contained unrealized losses. These unrealized losses are considered temporary because of acceptable investment grades on each security and the repayment sources of principal and interest are largely government backed.

At December 31, 2004, all unrealized losses in the investment securities portfolio related to debt securities. The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary. From the December 31, 2004 tables above, 9 out of 98 securities issued by state and political subdivisions contained unrealized losses and 7 out of 60 securities issued by U.S. Government agencies and Government sponsored corporations, including mortgage-backed securities, contained unrealized losses. These unrealized losses are considered temporary because of acceptable investment grades on each security and the repayment sources of principal and interest are largely government backed.

Proceeds from sales of securities available-for-sale during 2005 were $3,789,185 with gross gains of $227,863 and no gross losses recognized. There were no sales of securities available-for-sale during 2004 or 2003.

Investment securities with a fair value of approximately $61,904,000 and $56,601,000 as of December 31, 2005 and 2004, respectively, were pledged to secure public deposits, as required by law, and for other purposes.

(3)	Loans
Major classifications of loans at December 31, 2005 and 2004 are summarized as follows:

	2005	2004

Commercial, financial and agricultural	$51,555,201	50,527,769
Real estate - mortgage	196,382,365	173,110,259
Real estate - construction	153,511,262	114,657,248
Consumer	22,271,301	18,614,114
	423,720,129	356,909,390
Less: Unearned interest	841,109	581,614
Allowance for loan losses	5,327,406	4,080,148
	$417,551,614	352,247,628

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

Changes in the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Balance, beginning of year	$4,080,148	3,479,366	3,771,676
Provision for loan losses	1,550,000	925,000	350,000
Loans charged off	(387,811)	(397,095)	(789,544)
Recoveries	85,069	72,877	147,234

Balance, end of year	$5,327,406	4,080,148	3,479,366

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(4)	Premises and Equipment
Major classifications of premises and equipment at December 31, 2005 and 2004 are summarized as follows:

	2005	2004
Land	$1,444,265	1,188,765
Buildings and improvements	9,046,004	7,715,254
Furniture and equipment	6,528,209	6,127,392
	17,018,478	15,031,411
Less: Accumulated depreciation	7,884,233	7,386,532
	$9,134,245	7,644,879

Depreciation expense amounted to $1,048,865, $919,153 and $863,369 in 2005, 2004 and 2003, respectively.

(5)   Deposits
At December 31, 2005 the scheduled maturities of time deposits are as follows:

2006	$111,163,630
2007	34,859,881
2008	22,967,359
2009	18,180,968
2010	24,733,782
$211,905,620

The Bank held $55,577,610 and $19,580,452 in certificates of deposit obtained through the efforts of third party brokers at December 31, 2005 and 2004, respectively. The weighted average interest rate on the deposits at December 31, 2005 and 2004 was 3.93% and 3.34%, respectively. The deposits outstanding at December 31, 2005 mature as follows:

2006	$11,480,610
2007	7,498,000
2008	12,202,000
2009	11,057,000
2010	13,340,000
$55,577,610

(6)	Lines of Credit

The Bank has lines of credit for overnight borrowings of $20,800,000 at December 31, 2005 and 2004. The Bank also has a line of credit with the Federal Home Loan Bank of Atlanta (FHLB) with credit availability totaling $128,720,000 at December 31, 2005. The FHLB advances are secured by the Bank’s stock in the FHLB, its qualifying 1-4 family first mortgage loans and qualified commercial loans. Advances on the FHLB line of credit are subject to available collateral of the Bank. At December 31, 2005 and 2004, the Bank had advances outstanding from the FHLB amounting to $42,000,000 and $55,000,000, respectively. The Bank had $13,928,000 in excess collateral available at December 31, 2005 for additional borrowing. An early conversion option allows the FHLB to convert the advances to a variable interest rate upon notification to the Bank. The following advances require quarterly interest payments:

December 31, 2005
Advance	Interest Basis	Current Rate	Maturity	Call Date	Early Conversion Option
$ 10,000,000	Fixed	5.49%	May 2011	May 2006	May 2006, 3 month LIBOR
$ 7,000,000	Fixed	4.24%	June 2010	-	-
$ 5,000,000	Fixed	5.44%	February 2008	-	-
$ 10,000,000	Fixed	3.37%	September 2012	September 2007	September 2007, 3 month LIBOR
$ 10,000,000	Fixed	3.225%	February 2014	February 2009	February 2009, 3 month LIBOR

WGNB CORP.

Notes to Consolidated Financial Statements, continued
(6)	Lines of Credit, continued

December 31, 2004
Advance	Interest Basis	Current Rate	Maturity	Call Date	Early Conversion Option

$ 10,000,000	Fixed	5.49%	May 2011	May 2006	May 2006, 3 month LIBOR
$ 5,000,000	Variable	2.44%	Daily Rate	-	-
$ 5,000,000	Fixed	7.07%	May 2005	-	-
$ 10,000,000	Fixed	6.16%	July 2005	-	-
$ 5,000,000	Fixed	5.44%	February 2008	-	-
$ 10,000,000	Fixed	3.37%	September 2012	September 2007	September 2007, 3 month LIBOR
$ 10,000,000	Fixed	3.225%	February 2014	February 2009	February 2009, 3 month LIBOR

(7)	Commitments and Contingencies
Off Balance Sheet Commitments

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

In most cases, the Company requires collateral to support financial instruments with credit risk. The following table summarizes the off balance sheet financial instruments as of December 31, 2005 and 2004:

	Approximate
	Contractual Amount
	2005	2004
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$98,678,000	68,013,000
Standby letters of credit	$13,222,000	8,367,000

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

Derivative Instruments and Hedging Activities
As of December 31, 2005 and 2004, the Company held an interest rate swap position. The Company entered into the swap on May 24, 2004 for a 36-month period. The interest rate swap contract has a notional amount of $30,000,000 and the Company receives a fixed rate of 3.40% and pays a rate of 90 day LIBOR floating quarterly. The 90 day LIBOR was 4.39% at December 31, 2005 and 2.36% at December 31, 2004.

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(7)   Commitments and Contingencies, continued
Derivative Instruments and Hedging Activities, continued
The objective of the swap was to manage the Company’s interest rate risk exposure. The Company was susceptible to interest rate risk outside the tolerance of its asset and liability management policy if interest rates would have remained low or moved lower in early 2004. This was, in part, attributable to the fixed rate nature of certain borrowings from the Federal Home Loan Bank and the preceding rapid decline of market interest rates. The discount rate was at a historic low and economic data suggested that rates could remain low for an extended period of time. Management modeled the swap using multiple interest rate environments and determined that its interest rate risk exposure would be greatly reduced by engaging in pay-fixed receive floating interest rate swap.

The Company uses the long haul method to assess the effectiveness of its current hedging activity and accounted for the hedge instrument as a fair value hedge. The Company has determined the hedge to be effective by measuring the change in the net present value of the expected cash flows of the interest on the advances against the change in the market value of the swap. The Company has determined that the swap was effective during 2005 and 2004.

Contingencies
Various legal actions and proceedings are pending or are threatened against the Company and its subsidiary, some of which seek relief or damages in amounts that are substantial. These actions and proceedings arise in the ordinary course of the Company’s business. After consultation with legal counsel, management believes that the aggregate liability, if any, resulting from such pending and threatened actions and proceedings will not have a material adverse effect on the Company’s financial condition.

(8)	Stock Repurchase Plan

In 1996, the Board of Directors approved a Stock Repurchase Plan of up to $2,000,000 of the Company’s common stock currently outstanding. During 2001, the Board of Directors approved an additional $1,000,000 to be used for the Stock Repurchase Plan. The Company retired 1,770, 32,086 and 5,847 shares of common stock during 2005, 2004 and 2003, respectively. At December 31, 2005, the Company had $891,525 remaining to reacquire shares under the Stock Repurchase Plan.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2005 and 2004, that the Company and the Bank met all capital adequacy requirements to which it is subject. The 1994 Plan has expired according to its terms.

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(9)   Regulatory Matters, continued

As of December 31, 2005 and 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category. Presented below are the Company’s and the Bank’s actual capital amounts and ratios.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in 000’s)		(in 000’s)		(in 000’s)
As of December 31, 2005:
Total Capital (to Risk
Weighted Assets)
Consolidated	$53,153	12%	≥$ 36,038	≥8%	N/A	N/A
Bank	$48,223	11%	≥$ 35,774	≥8%	≥$ 44,717	≥10%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$47,826	11%	≥$ 18,019	≥4%	N/A	N/A
Bank	$42,899	10%	≥$ 17,887	≥4%	≥$ 26,830	≥6%
Tier I Capital
(to Average Assets)
Consolidated	$47,286	9%	≥$ 20,965	≥4%	N/A	N/A
Bank	$42,899	8%	≥$ 20,817	≥4%	≥$ 26,022	≥5%

As of December 31, 2004:
Total Capital (to Risk
Weighted Assets)
Consolidated	$47,919	13%	≥$ 29,475	≥8%	N/A	N/A
Bank	$43,259	12%	≥$ 29,234	≥8%	≥$ 36,542	≥10%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$43,839	12%	≥$ 14,737	≥4%	N/A	N/A
Bank	$39,179	11%	≥$ 14,617	≥4%	≥$ 21,925	≥6%
Tier I Capital
(to Average Assets)
Consolidated	$43,839	10%	≥$ 17,891	≥4%	N/A	N/A
Bank	$39,179	9%	≥$ 17,769	≥4%	≥$ 22,211	≥5%

Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions are based on the level of regulatory classified assets, the prior years’ net earnings, and the ratio of equity capital to total assets. At December 31, 2005, the Bank could pay approximately $4,011,000 in dividends without obtaining prior regulatory approval.

(10)	Incentive Stock Option Plan

Under the January 11, 1994 Incentive Stock Option Plan (the “1994 Plan”) the Company may grant options to certain key officers to acquire shares of common stock of the Company at the then fair value, with the number of shares to be determined annually by agreed upon formulas. A total of 160,000 shares of common stock were reserved for possible issuance under the 1994 plan. At December 31, 2003, the Company had distributed all the options available for awards under the 1994 Plan. The options may not be exercised prior to five years from the date of grant and are exercisable no later than ten years from that date. No compensation cost has been recognized for the stock options as of and through December 31, 2005. The 1994 Plan has expired according to its terms.

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(10)         Incentive Stock Option Plan, continued
On April 8, 2003, the shareholders approved the WGNB Corp. 2003 Stock Incentive Plan (the “2003 Plan”). Under the 2003 Plan, the Company may grant options to certain key officers to acquire shares of common stock of the Company at the then fair value for incentive stock options and no less than 85% of the fair value for nonqualified stock options, with the number of shares to be determined annually by agreed upon formulas. A total of 660,000 shares of common stock were reserved for possible issuance under the 2003 Plan with a maximum of 350,000 shares to be issued under nonqualified stock option grants. At December 31, 2005, the Company had distributed 23,730 of the options available for awards under the 2003 Plan. The options under the 2003 Plan were to be distributed commencing in the 2005 fiscal year and will terminate February 3, 2014 unless previously terminated by the Board of Directors or when the options approved under the plan have been distributed. The options may be exercised by the participants under a vesting period of five years ratably at 20% per year. The options are exercisable no later than ten years after the date of grant. No compensation cost has been recognized for the stock options as of and through December 31, 2005.

A summary status of the Company’s stock option plans as of December 31, 2005, 2004 and 2003, and changes during the years ending on those dates, is presented below:

	2005		2004		2003
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	100,100	$23.68	135,441	$18.53	100,358	$15.57
Awarded during the year	23,730	$29.43	15,639	$28.87	39,734	$24.99
Exercised during the year	(713)	$23.47	(50,980)	$11.57	(4,651)	$9.90

Outstanding, end of year	123,117	$24.79	100,100	$23.68	135,441	$18.53

Options exercisable at year end	23,855	$19.52	15,568	$17.12	48,739	$13.90

The following information applies to all options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
Shares	Range	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Life (Years)	Shares	Wtd. Avg. Exercise Price
6,400	$ 13.00	$ 13.00	2.11	6,400	$ 13.00
78,811	$ 20.00 - 24.99	$ 23.62	5.82	14,620	$ 20.56
37,906	$ 28.87 - 29.43	$ 29.22	7.73	2,835	$ 28.87
123,117	$ 13.00 - 29.43	$ 24.79	6.21	23,855	$ 19.52

(11)	Defined Contribution Plan

The Company began a qualified retirement plan pursuant to Internal Revenue Code Section 401(k) in 1996 covering substantially all employees subject to certain minimum age and service requirements. Contribution to the plan by employees is voluntary. During 2005, 2004 and 2003, the Company matched 100% of the participants’ contributions up to 6% of the participants’ salaries, subject to the annual 401(k) contribution limits. The Company also made discretionary contributions to the plan in 2005, 2004 and 2003 of 5% of participants’ salaries. Contributions to the plan charged to expense during 2005, 2004 and 2003 were $491,265, $453,704 and $433,505, respectively.

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(12)	Income Taxes
The components of the provision for income taxes in the consolidated statements of earnings for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Current:
Federal	$3,418,489	2,387,873	2,251,444
State	402,176	265,319	341,612

Deferred:
Federal	(833,215)	26,006	75,351
State	(98,025)	2,890	11,417

Total	$2,889,425	2,682,088	2,679,824

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

	2005	2004	2003

Pretax income at statutory rates	$3,385,350	2,973,726	2,878,670
Add (deduct):
Tax-exempt interest income	(479,991)	(448,781)	(390,578)
State taxes, net of federal effect	68,924	54,870	85,394
Non-deductible interest expense	17,885	12,757	7,965
Other	(102,743)	89,516	98,373

	$2,889,425	2,682,088	2,679,824

The following summarizes the net deferred tax asset, which is included as a component of other assets, at December 31, 2005 and 2004.

	2005	2004
Deferred income tax assets:
Allowance for loan losses	$1,971,467	1,402,314
Other real estate owned	183,706	48,160
Other	91,379	100,719

Total gross deferred income tax assets	2,246,552	1,551,193

Deferred income tax liabilities:
Premises and equipment	(299,490)	(368,778)
Net unrealized gain on securities available-for-sale	(64,966)	(607,526)
Other	(15,738)	(182,331)

Total gross deferred income tax liabilities	(380,194)	(1,158,635)

Net deferred income tax asset	$1,866,358	392,558

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(13)	Related Party Transactions

The Bank conducts transactions with directors and executive officers, including companies in which they have beneficial interests, in the normal course of business. It is the Bank’s policy to comply with federal regulations that require that loan transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time made for comparable loans to other persons. The following summary reflects activity for related party loans for 2005:

Beginning balance	$3,774,043
New loans	3,174,279
Repayments	(3,636,099)
Change in related parties	149,370

Ending balance	$3,461,593

At December 31, 2005 and 2004, deposits from directors, executive officers, and their related interests totaled approximately $7,559,000 and $8,300,000, respectively.

(14)	Other Operating Expenses
Components of other operating expenses which exceed 1% of total interest income and other income are as follows:

	2005	2004	2003

Professional fees	$644,479	622,993	408,457
Printing and supplies	$303,452	319,709	306,552

(15)	Fair Value of Financial Instruments

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

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(15)         Fair Value of Financial Instruments, continued
Derivative Instruments

For derivative instruments, fair value is estimated as the amount that the Company would receive or pay to terminate the contracts at the reporting date, taking into account the current unrealized gains or losses on open contracts.

Commitments to Extend Credit, Standby Letters of Credit

Off balance sheet instruments (commitments to extend credit and standby letters of credit) are generally short-term and at variable interest rates. Therefore, both the carrying value and estimated fair value associated with these instruments are immaterial.

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

The carrying amount and estimated fair values of the Company’s financial instruments at December 31, 2005 and 2004 are as follows:
	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$16,221,889	16,221,889	8,056,243	8,056,243
Securities available-for-sale	$64,359,833	64,359,833	60,867,553	60,867,553
Securities held-to-maturity	$6,736,552	6,839,552	4,834,649	4,834,649
Loans, net	$417,551,614	414,936,820	352,247,628	351,433,142
Liabilities:
Deposits	$429,049,445	427,101,659	338,398,039	338,165,290
Federal Home Loan Bank advances	$42,000,000	41,494,694	55,000,000	56,009,314
Derivative instruments	$571,000	571,000	5,000	5,000

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(16)	WGNB Corp. (Parent Company Only) Financial Information

Balance Sheets

December 31, 2005 and 2004

	2005	2004
Assets
Cash	$2,573,339	2,407,351
Investment in Bank	43,025,166	40,291,753
Securities available-for-sale	606,240	635,399
Securities held-to-maturity	2,466,240	2,334,649
Other assets	105,831	57,140

	$48,776,816	45,726,292

Liabilities and Stockholders’ Equity
Dividends payable	$824,783	687,675
Other liabilities	-	76,307

Total liabilities	824,783	763,982

Stockholders’ equity	47,952,033	44,962,310

	$48,776,816	45,726,292

Statements of Earnings

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Dividends from Bank	$3,058,719	2,564,479	2,216,517
Other income	310,101	157,496	20,500
Other expense	(21,251)	(36,083)	(26,295)

Earnings before equity in undistributed
earnings of Bank	3,347,569	2,685,892	2,210,722

Equity in undistributed earnings of Bank	3,719,918	3,378,273	3,576,128

Net earnings	$7,067,487	6,064,165	5,786,850

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(16)	WGNB Corp. (Parent Company Only) Financial Information, continued

Statements of Cash Flows

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Cash flows from operating activities:
Net earnings	$7,067,487	6,064,165	5,786,850
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Amortization and accretion	11,722	11,846	11,534
Loss on sale of other real estate	-	9,675	54,269
Equity in undistributed earnings of Bank	(3,719,918)	(3,378,273)	(3,576,128)
Change in other assets	(48,691)	(6,538)	(8,540)
Change in other liabilities	(56,305)	2,348	18,462

Net cash provided by operating activities	3,254,295	2,703,223	2,286,447

Cash flows from investing activities:
Capital infusion to Bank	-	-	(275,253)
Purchase of securities held-to-maturity	(232,500)	(1,604,000)	(750,000)
Proceeds from paydowns of securities available-for-sale	-	-	6,684
Proceeds from paydowns of securities held-to-maturity	101,414	-	-
Proceeds from sale of other real estate	-	39,540	44,956

Net cash used by investing activities	(131,086)	(1,564,460)	(973,613)

Cash flows from financing activities:
Dividends paid	(2,921,611)	(2,460,728)	(2,147,943)
Exercise of stock options	16,736	589,977	46,042
Retirement of common stock	(52,346)	(964,242)	(154,533)

Net cash used by financing activities	(2,957,221)	(2,834,993)	(2,256,434)

Increase (decrease) in cash	165,988	(1,696,230)	(943,600)

Cash at beginning of year	2,407,351	4,103,581	5,047,181

Cash at end of year	$2,573,339	2,407,351	4,103,581

Supplemental disclosure of non-cash financing activities:
Change in dividends payable	$137,108	103,751	68,875
Changes in unrealized gains on securities available-for-sale, net of tax	$(997,681)	(265,213)	78,855
Issuance of common stock to directors in lieu of directors’ fees	$14,246	12,840	28,915