Form 10-Q
period 2006-03-31
WGNB CORP
filed 2006-05-15
CIK 1115568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number: 000-30805

WGNB CORP.
(Exact name of registrant as specified in its charter)
Georgia (State of Incorporation)	58-1640130 (I.R.S. Employer Identification No.)

201 Maple Street
P.O. Box 280
Carrollton, Georgia 30112
(Address of principal executive offices)

(770) 832-3557
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class Common Stock, $1.25 par value	Outstanding at May 10, 2006 3,332,070

WGNB CORP.

Part I - Financial Information

Item 1.  Financial Statements

The unaudited financial statements of WGNB Corp. (the “Company”) are set forth on the following pages. All adjustments have been made which, in the opinion of management, are necessary in order to make the financial statements not misleading.

WGNB CORP.
Consolidated Balance Sheets

As of March 31, 2006 and December 31, 2005

Assets	March 31,	December 31,
	2006 (unaudited)	2005 (audited)

Cash and cash due from banks	$18,437,841	10,673,541
Federal funds sold	18,231,259	5,548,348

Cash and cash equivalents	36,669,100	16,221,889

Securities available for sale	60,117,089	64,359,833
Securities held to maturity, estimated fair values of $7,188,000 and $6,840,000	7,188,478	6,736,552
Loans, net	423,872,338	417,551,614
Premises and equipment, net	9,197,327	9,134,245
Accrued interest receivable	3,061,905	2,881,206
Other assets	7,509,112	6,758,048

	$547,615,349	523,643,387

Liabilities and Stockholders’ Equity

Deposits:
Demand	$52,215,531	48,178,654
Interest bearing demand	157,724,704	156,804,968
Savings	12,580,951	12,160,203
Time	104,955,740	100,065,972
Time, over $100,000	113,913,555	111,839,648

Total deposits	441,390,481	429,049,445

Federal Home Loan Bank advances	52,000,000	42,000,000
Accrued interest payable	2,252,906	2,133,858
Other liabilities	3,314,714	2,508,051
Total liabilities	498,958,101	475,691,354
Commitments and contingencies
Stockholders’ equity:
Common stock, $1.25 par value, 10,000,000 shares authorized;
3,332,070 and 3,325,196 shares issued and outstanding	4,165,088	4,156,495
Additional paid-in capital	4,620,111	4,881,728
Retained earnings	39,753,347	38,787,699
Accumulated other comprehensive income	118,702	126,111

Total stockholders’ equity	48,657,248	47,952,033

	$547,615,349	523,643,387

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Earnings

For the Three Months Ended March 31, 2006 and 2005
(unaudited)

	2006	2005
Interest income:
Interest and fees on loans	$8,403,558	6,178,634
Interest on federal funds sold	111,440	51,311
Interest on investment securities:
U.S. Government agencies	292,802	255,706
State, county and municipal	365,377	412,464
Other	291,101	176,844

Total interest income	9,464,278	7,074,959

Interest expense:
Interest on deposits:
Demand	1,153,234	505,920
Savings	43,601	14,879
Time	2,210,695	1,273,884
Interest on FHLB and other borrowings	624,914	576,873

Total interest expense	4,032,444	2,371,556

Net interest income	5,431,834	4,703,403

Provision for loan losses	300,000	300,000
Net interest income after provision
for loan losses	5,131,834	4,403,403
Other income:
Service charges on deposit accounts	976,813	929,454
Mortgage origination fees	87,335	72,506
Miscellaneous	363,896	351,434

Total other income	1,428,044	1,353,394

Other expenses:
Salaries and employee benefits	2,362,251	2,099,271
Occupancy	557,137	543,081
Other operating	977,876	879,731

Total other expenses	3,897,264	3,522,083

Earnings before income taxes	2,662,614	2,234,714

Income taxes	847,498	620,743

Net earnings	$1,815,116	1,613,971

Basic earnings per share	$.55	.49
Diluted earnings per share	$.54	.48
Dividends declared per share	$0.2550	0.2150

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2006 and 2005
(unaudited)

	2006	2005

Net earnings	$1,815,116	1,613,971

Other comprehensive income (loss), net of tax:
Unrealized (losses) on investment
securities available for sale:
Unrealized (losses) arising during
the period	(11,226)	(661,455)

Associated taxes	3,817	224,895

Other comprehensive income (loss)	(7,409)	(436,560)

Comprehensive income	$1,807,707	1,177,411

WGNB CORP.
Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2006 and 2005
(unaudited)

	2006	2005

Cash flows from operating activities:
Net earnings	$1,815,116	1,613,971
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation, amortization and accretion	230,890	257,046
Provision for loan losses	300,000	300,000
Loss/(gain) on sale of premises and equipment	1,276	(140)
Stock-based employee compensation expense	31,500	-
Loss on sale of other real estate owned	-	5,972
Change in:
Other assets	(1,228,671)	228,216
Other liabilities	577,303	(140,900)

Net cash provided by operating activities	1,727,414	2,264,165

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	10,192,391	3,497,795
Proceeds from maturities of securities held to maturity	48,316	-
Purchases of securities available for sale	(5,920,290)	(4,898,049)
Purchases of securities held to maturity	(500,000)	(244,936)
Net change in loans	(6,620,724)	(21,447,838)
Purchases of premises and equipment	(336,072)	(1,108,038)
Proceeds from the sale of premises and equipment	-	140
Proceeds from the sale of other real estate owned	619,177	39,028

Net cash used by investing activities	(2,517,202)	(24,161,898)

Cash flows from financing activities:
Net change in deposits	12,341,036	36,898,945
Proceeds from Federal Home Loan Bank borrowings	10,000,000	-
Repayment of Federal Home Loan Bank borrowings	-	(3,000,000)
Dividends paid	(819,513)	(682,318)
Proceeds from exercise of stock options	18,519	-
Purchase and retirement of common stock	(303,043)	(52,346)

Net cash provided by financing activities	21,236,999	33,164,281

Change in cash and cash equivalents	20,447,211	11,266,548
Cash and cash equivalents at beginning of period	16,221,889	8,056,243
Cash and cash equivalents at end of period	$36,669,100	19,322,791

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Cash Flows, continued

For the Three Months Ended March 31, 2006 and 2005
(unaudited)

	For the Three Months
	Ended March 31,
	2006	2005

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,913,396	2,512,456
Income taxes	$380,000	10,000

Non-cash investing and financing activities:
Stock-based employee compensation expense	$31,500	-
Transfer of loans to other real estate	$-	29,582
Change in unrealized gains (losses) on securities
available for sale, net of tax	$(7,409)	(436,560)
Change in dividends payable	$29,955	32,343

WGNB Corp.

Notes to Consolidated Financial Statements

(1) - Basis of Presentation

The consolidated financial statements include the accounts of WGNB Corp. (the “Company”) and its wholly-owned subsidiary, West Georgia National Bank (the “Bank”). All significant inter-company accounts have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company’s financial position as of March 31, 2006, and the results of its operations and its cash flows for the three-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes and the report of independent accountants included in the Company’s 2005 filing on Form 10-K which included the results of operations for the years ended December 31, 2005, 2004 and 2003.

(2) - Net Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the period is used to compute equivalent shares.

SFAS No. 128, Earnings per share, requires that employee equity share options, non-vested shares and similar equity instruments granted to employees be treated as potential common shares in computing diluted earnings per share. Diluted earnings per share should be based on the actual number of options or shares granted and not yet forfeited, unless doing so would be anti-dilutive. The Company uses the “treasury stock” method for equity instruments granted in share-based payment transactions provided in SFAS 128 to determine diluted earnings per share.

Reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the quarters ended March 31, 2006 and March 31, 2005 are as follows:

	For the three months ended March 31, 2006
	Net Earnings	Common Shares	Earnings per Share
Basic earnings per share	$1,815,116	3,329,075	$0.55
Effect of dilutive securities - stock options	-	13,472	(0.01)
Diluted earnings per share	$1,815,116	3,342,547	$0.54

	For the three months ended March 31, 2005
	Net Earnings	Common Shares	Earnings per Share
Basic earnings per share	$1,613,971	3,324,427	$0.49
Effect of dilutive securities - stock options	-	18,655	(0.01)
Diluted earnings per share	$1,613,971	3,343,082	$0.48

WGNB Corp.

Notes to Consolidated Financial Statements, continued

(3) - Stock-based Compensation

SFAS No. 123 (revised 2004) (SFAS No.123 (R)) “Accounting for Stock-Based Compensation” was adopted by the Company on the required date, January 1, 2006, using the modified prospective transition method provided for under the standard. SFAS No. 123 (R) addresses the accounting for share-based payment transactions in which the Company receives employee services in exchange for equity instruments of the Company. SFAS No. 123 (R) requires the Company to recognize as compensation expense the “grant date fair value” of stock options granted to employees in the statement of earnings using the fair-value-based method. Prior to the adoption of SFAS 123 (R), the Company utilized the recognition and measurement principals that were previously permissible under Accounting Principles Board Opinion No. 25 (APB 25) “Accounting for Stock Issued to Employees” and related interpretations. Under APB 25 no compensation expense was recognized in the statement of earnings, since the grant price was equal to the strike price.

The following table presents the effect on net earnings and earnings per common share for the three months ended March 31, 2005 had the fair value-based method as required under SFAS 123(R) been applied:

First Quarter
2005
Net earnings (as reported)	$1,613,971
Stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(69,614)
Pro forma net earnings	$1,544,357
As reported:
Earnings per common share	$0.49
Diluted earnings per common share	$0.48
Pro forma:
Earnings per common share	$0.46
Diluted earnings per common share	$0.46

The compensation expense included in the pro forma results was determined based on the fair value of the option at the time of grant multiplied by the number of options granted, recognized over the vesting period, net of tax effect.

The Company recognized $31,500 of stock-based employee compensation expense during the three months ended March 31, 2006 associated with its stock option grants. The Company is recognizing the compensation expense for stock option grants with graded vesting schedules on a straight-line basis over the requisite service period of the award as permitted by SFAS No. 123 (R). As of March 31, 2006, there was $375,398 of unrecognized compensation cost related to stock option grants. The cost is expected to be recognized over the vesting period of approximately five years.

The grant-date fair value of each option granted during the first quarters of 2006 and 2005 was $6.70 and $4.44, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes Model. The following weighted average assumptions were used for grants in 2006 and 2005:

	First Quarter 2006	First Quarter 2005
Dividend yield	2.85%	2.84%
Expected volatility	13%	13%
Risk-free interest rate	4.54%	4.09%
Expected term	10 years	10 years

WGNB Corp.

Notes to Consolidated Financial Statements, continued

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis compares the Company’s results of operations for the three month periods ended March 31, 2006 and 2005 and reviews important factors affecting the Company’s financial condition at March 31, 2006, compared to December 31, 2005. These comments should be read in conjunction with the Company’s consolidated financial statements and accompanying notes appearing in this Report.

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

• the matters described under Part I, Item 1, “Business - Business Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The Company cautions that the foregoing list of important factors is not exclusive. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

Critical Accounting Policies

The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. These significant accounting policies are described in the notes to the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Notes”). Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers these accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying value of assets and liabilities and the results of operations of the Company. All accounting policies are important, and all policies described in the 2005 Notes should be reviewed for a greater understanding of how the Company’s financial performance is recorded and reported.

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio. Calculation of the allowance for loan losses is a critical accounting estimate due to the significant judgment, assumptions and estimates related to the amount and timing of estimated losses, consideration of current and historical trends and the amount and timing of cash flows related to impaired loans. Please refer to the section of the Company’s Annual Report on 10-K for the year ended December 31, 2005 entitled “Balance Sheet Overview - Provision and Allowance for Possible Loan and Lease Losses” and Note 1 and Note 3 to the 2005 Notes for a detailed description of the Company’s estimation processes and methodology related to the allowance for loan losses.

Results of Operations

Overview

Net earnings for the three months ended March 31, 2006 were $1,815,000, which represented an increase of $201,000, or 12.5 percent, when compared to the three months ended March 31, 2005. Comparing the first quarter of 2006 to the first quarter of 2005, the increase in earnings was most effected by the increase in net interest income. Net interest income increased $728,000, or 15.5 percent, comparing the two first quarter periods of 2005 and 2006. This is the most significant operating change when comparing the two first quarter periods and is attributable to increases in market interest rates, balance sheet management and, to a lesser extent, continued loan growth. Total non-interest income increased by $75,000, or 5.5 percent. The increase in non-interest income is attributable to small increases in service charge income ($47,000), an increase in mortgage fee income ($15,000) and an increase in other income ($12,000), comparing the first quarter of 2006 to the same period in 2005. All the increases were attributable to volume increase attributable to growth in the customer base of the Bank. Total non-interest expense increased $375,000, or 10.7 percent, comparing the first quarter of 2006 with that of 2005. Most of that increase ($263,000) was attributable to salaries and employee benefits. Each of these components is discussed in more detail in the narrative below. There were no significant non-recurring items which materially affected the financial condition or the net earnings of the Company

Net Interest Income

Net interest income for the Company has continued to increase during 2006 as interest rates rise and asset growth remains strong. Additionally, interest rates have increased and are expected to increase 25 to 75 basis points through the remainder of 2006. The year-to-date earning asset yields have increased by 118 basis points in 2006 (7.77 percent in 2006 compared to 6.59 percent in 2005), the year-to-date cost of funds has increased by 107 basis points (3.43 percent in 2006 from 2.36 percent in 2005), and the net interest margin for the first quarter of 2006 was 4.51 percent, compared to 4.36 percent for the first quarter of 2005. The asset yields have been affected by the series of interest rate increases imposed by the Federal Reserve Bank. The first quarter 2006 average yield (exclusive of loan fees) on loans was 7.60 percent compared to 6.33 percent for the first quarter of 2005. The Federal Reserve Bank has increased the discount rate by 200 basis points since March 2005 and asset yields have lagged that increase. As assets reprice in response to these changes, yields are expected to increase and will eventually “catch-up” with market rates.

The Bank’s cost of funds has been similarly affected by increased market rates. Management believes it has been able to effectively manage the Bank’s cost of funds to similar increases in asset yields despite the rapid increase in short term rates. This is largely due to strategies implemented by the Bank’s Asset and Liability Committee since the market indicated that rates were expected to rise. Management concentrated its deposit gathering efforts on attracting funds with longer maturities, which allowed the Bank to take advantage of the flat yield curve (where longer term deposits were priced the same as short term deposits). Accordingly, as rates increased, the Bank would, in essence, lock-in its cost of funds. Another effective strategy for managing the Bank’s cost of funds stems from the fact that approximately 52% of the Bank’s deposits are transaction accounts. That is, with the exception of Super NOW accounts, they are not contractually tied to increases in the market interest rates. Therefore, management has the ability to control the cost of those funds taking into account competitive pressures in the market. Management believes it has successfully controlled the cost of those funds thereby allowing asset yields to respond to increases in market interest rates.

Management recognized early in 2004 that interest rates were beginning to rise and actively managed the balance sheet throughout 2004 and 2005 to minimize interest rate risk exposure to rising rates. Management sought to become more asset sensitive during this period. That is, we sought to accelerate the asset side of the balance sheet’s sensitivity to the upward rate cycle, thereby causing the Bank’s net interest margin to benefit slightly from rising rates. Management believes that it was successful in this pursuit as evidenced by the fact that, comparing the first quarter of 2006 (4.51 percent) to the first quarter of 2005 (4.36 percent), the net interest margin expanded on an average basis by fifteen basis points.

In addition to management of asset sensitivity, the Bank’s net interest income has benefited from an increase in average earning assets. To put this in perspective, net interest income increased by $728,000 in the first quarter of 2006 over the first quarter of 2005. Total interest income for the first quarter of 2006 increased by $2.39 million, while total interest expense increased by $1.66 million. Interest earning assets outstanding averaged $502.9 million for the first quarter of 2006. This compares to average interest earning assets outstanding of $437.9 million in the first quarter of 2005. The average interest earning asset increase was $65.0 million, or 14.8 percent, since the first quarter of 2005. Comparing the first quarter of 2006 to 2005, interest-bearing deposits and borrowings have increased by $62.1 million, or 15.0 percent. The increased earning asset volume and the increased net interest margin have caused the increase in the Bank’s net interest income.

The average earning asset mix has shifted from 17 percent investment securities and 83 percent loans as of March 31, 2005, to 15 percent investment securities and 85 percent loans as of March 31, 2006. The Bank’s core business has been lending and, as the loan portion of the earning asset mix increases, the net interest margin improves since loans carry higher yields than investment securities. The 2006 year-to-date weighted average yield on loans, not including loan fees, was 7.60 percent, compared to 6.33 percent for the same period in 2005. The year-to-date average balance of loans has increased by $61 million, or 16.7 percent, comparing the first quarter ended March 31, 2005 to the same period in 2006. Consequently, most of the earning asset growth has been in total loans. Interest income from loans has increased by $2.22 million, or 36.0 percent, comparing the two periods ending March 31, 2005 and 2006. As stated above, total interest income increased by 2.39 million and the increase in interest income on loans constituted 93 percent of the increase in total interest income.

Non-Interest Income and Expense

Non-interest income increased by $75,000, or 5.5 percent, when comparing the first quarter of 2006 to first quarter of 2005. For the first quarter of 2006, service charges on deposit accounts increased by $47,000, or 5.1 percent, and mortgage origination fees increased by $15,000, or 20.5 percent. The increase in service charge income is primarily attributable to an increase in the volume of overdraft fees on deposit accounts. Mortgage origination volume has finally begun to pick up after two years of decline. The mortgage origination volume that the Company is experiencing results from home purchases. Although the increase was not large, management is encouraged that it increased instead of declined. For the past two years, mortgage fee income has steadily declined, because refinance activity ceased. Management has attempted to gain a foothold in new and existing home financing in our market and increased mortgage fee income is evidence that we are making progress. Other income increased by $12,000, or 3.5 percent comparing the first quarter of 2006 to the first quarter of 2005. There was no one line item of note that made up that increase.

When comparing total non-interest expense for the three month periods ended March 31, 2006 with that of 2005, the Company experienced an increase of $375,000, or 10.7 percent. Most of that increase was made up of a $263,000, or 12.5 percent, increase in salaries and benefits attributable to staffing two new branch locations. The Bank also experienced increases in salaries and other compensation for employees resulting from annual raises and incentive bonus accruals. The Bank added 17 new staff members since the first quarter of 2005, leading to a full time equivalent employee count at March 31, 2006 of 161, compared to that as of March 31, 2005 of 144.

In 2006, we plan to open two new branches. Most of the increase in the full time equivalent employee count is attributable to the staffing of those two branches. On April 10, 2006, we opened our Chapel Hill office in Douglas County which resulted in 6 new employees. In addition, we have created a new division in the Bank, Banco de Progreso. Over the last two years we have focused on serving the Spanish-speaking community in Carroll and surrounding counties. We plan to open the Banco de Progreso (which, translated in English, means “Bank of Progress”) in July 2006. However, we have added 8 new employees to staff the Banco de Progreso office in order to complete the necessary training and to help insure that we are able to manage this new business location.

In addition, management has acted to strengthen our credit administration department by hiring a Chief Credit Officer and a loan review staff person. The Bank’s loan portfolio has experienced rapid growth over the last five years, and management is seeking to enhance its credit administration function in order to minimize and manage the potential losses in its loan portfolio.

Occupancy expense in the first quarter of 2006 increased $14,000, or 2.6 percent, when compared to the first quarter of 2005. The increase in occupancy expense was attributable primarily to increased depreciation expense due to normal investment in the Bank’s facilities. Other operating expense increased approximately $98,000, or 11.2 percent, from the first quarter of 2005 to the first quarter of 2006. Most of that increase ($84,000) was attributable to legal, accounting and other professional fees related to the management transition of the resignation of the Bank’s and the Company’s Chief Executive Officer. Also included in professional fees were expenses for legal fees in connection with the collection of a loan that has been in litigation for the past four years.

Income Taxes

Income tax expense for the first three months of each year was $847,000 in 2006, and $621,000 in 2005. The effective tax rates for each of the periods ended March 31, 2006 and 2005 were 31.8 percent and 27.8 percent, respectively. After the first quarter of 2006, the Company will have a better estimate of tax credits associated with tax advantaged investments and low income housing. The marginal tax rate is expected to decline for the remainder of 2006.

Provision and Allowance for Loan Losses

The adequacy of the allowance for loan losses is determined through management’s informed judgment concerning the amount of risk inherent in the Bank’s loan and lease portfolios. This judgment is based on such factors as the change in levels of non-performing and past due loans and leases, historical loan loss experience, borrowers’ financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions. The allowance for loan losses at March 31, 2006 was $5.6 million, or 1.31 percent of total loans, compared to $5.3 million, or 1.26 percent of total loans, at December 31, 2005. Management believes that the allowance for loan losses is adequate to absorb possible loss in the loan portfolio.

Non-Performing Assets and Past Due Loans

Non-performing assets, comprised of real estate owned, non-accrual loans and loans for which payments are more than 90 days past due, totaled $3.5 million at March 31, 2006, compared to $3.6 million at December 31, 2005. Non-performing assets as a percentage of total loans and real estate owned at March 31, 2006 and December 31, 2005 were 0.82 percent and 0.85 percent, respectively. The amount of non-performing assets includes one loan on non-accrual in the amount of $2.1 million which management expects it will collect in 2006.

The Company has a credit administration and loan review function that continually monitors selected loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. The credit administration and loan review function also identifies loans with higher degrees of credit or other risks. The focus of credit administration as well as management is to maintain a low level of non-performing assets and return current non-performing assets to earning status. Management is unaware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on liquidity, capital resources or operations.

Financial Condition

Overview

Total assets were $548 million at March 31, 2006, an increase of $24 million, or 4.6 percent, from December 31, 2005. During the first quarter of 2006, total loans increased $6.5 million, or 1.5 percent, total deposits increased $12.3 million, or 2.9 percent, and borrowings increased $10 million, or 23.8 percent. Loan demand in the Bank’s market area has remained strong since the beginning of 2004 and continues in 2006. The Bank has a funding pipeline of over $30 million. We intend to fund that loan growth with local market deposits and the Federal Home Loan Bank advances that the Bank borrowed in the first quarter. If loan growth exceeds the Bank’s ability to fund with in market deposit growth, management intends to fund the growth with wholesale funding in the national certificate of deposit market.

Assets and Funding

At March 31, 2006, earning assets totaled $519 million, an increase of $16.1 million, or 3.2 percent, from December 31, 2005. The mix of interest earning assets at first quarter end 2006 is very similar to that of year end 2005. Loans comprised 83 percent, investment securities comprised 13 percent, and federal funds comprised 4 percent of earning assets at March 31, 2006. The Bank is more liquid than it was as of December 31, 2005, as total loans to total deposits was 97 percent and 99 percent as of March 31, 2006 and December 31, 2005, respectively. Management intends to use the proceeds from the Bank’s deposit growth and borrowings from the Federal Home Loan Bank to fund the expected loan growth in 2006.

At March 31, 2006, interest-bearing liabilities increased $18.3 million, or 4.3 percent, when compared to December 31, 2005. Non-interest bearing demand accounts increased by $4.0 million, or 8.4 percent, and interest-bearing demand accounts increased by $920,000, or 0.6 percent, and total time deposits increased by $7.0 million, or 3.3 percent. At March 31, 2006, deposits represented 88 percent and Federal Home Bank advances represented 12 percent of interest-bearing liabilities, respectively, compared to 90 percent and 10 percent, respectively, as of December 31, 2005.

Liquidity and Capital Resources

Net cash provided by operating activities totaled $2.0 million for the three months ended March 31, 2006. Net cash used by investing activities totaled $2.8 million, which consisted of a $6.6 million cash to fund loans offset by $3.8 million of cash generated from calls and maturities of investment securities, net of purchases. Net cash provided by financing activities totaled $21.2 million for the three months ended March 31, 2006, which primarily consisted of a $12.3 million increase in deposits and a $10 million increase in borrowings. The net increase in cash and cash equivalents for the period ended March 31, 2006 was $20.4 million.

Total stockholders’ equity at March 31, 2006 was 8.9 percent of total assets, down from 9.2 percent at December 31, 2005. Total stockholders’ equity increased by $705,000 due to an increase in retained earnings of $965,000 and a decrease in accumulated other comprehensive income of $7,000 attributable to decreased unrealized gains on the available-for-sale investment portfolio. There were also equity transactions in the first quarter that affected Stockholders’ equity. During the first quarter of 2006, stockholders’ equity was reduced by $303,000 for the repurchase of 8,000 of the Company’s shares and increased by $19,000 for the exercise of options.

At March 31, 2006, WGNB Corp. was in compliance with various regulatory capital requirements administered by federal banking agencies. The following is a table representing WGNB Corp.’s consolidated Tier-1, tangible capital, and risk-based capital:

	March 31, 2006
	Actual		Required		Excess
	Amount	%	Amount	%	Amount	%

Total capital (to risk-weighted assets)	$54,062	11.75%	$36,822	8.00%	$17,240	3.75%
Tier 1 capital (to risk-weighted assets)	48,539	10.55%	18,411	4.00%	30,128	6.55%
Tier 1 capital (to average assets)	48,539	9.11%	21,306	4.00%	27,233	5.11%

Off Balance Sheet Risk

Through the operations of the Bank, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time. At March 31, 2006, the Bank had issued commitments to extend credit of $104,972,000 through various types of commercial lending arrangements and additional commitments through standby letters of credit of $6,253,000. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The Bank manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

Derivative Instruments and Hedging Activities

As of March 31, 2006, the Company held an interest rate swap, which it entered into as a means of managing its interest rate risk and accounted for the hedge instrument as a fair value hedge. The interest rate swap contract, with a notional amount of $30 million, was used to hedge the Bank’s fixed rate interest risk related to its borrowings with the Federal Home Loan Bank. Under the interest rate swap contract, the Company received a fixed rate of 3.40 percent and paid a rate of 90 day LIBOR which was 4.78 percent as of March 31, 2006. Management has determined that the swap remains effective through March 31, 2006

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The Company has little or no risk related to trading accounts, commodities or foreign exchanges.

Interest rate risk, which encompasses price risk, is the exposure of a banking organization’s financial condition and earnings ability to adverse movements in interest rates. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2005, which reflected changes in market prices and rates, can be found in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2005 under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Asset/Liability Management.”

Management actively monitors and manages the Company’s interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital, while adjusting the Company’s asset-liability structure to obtain the maximum yield versus cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. Management believes that there have been no significant changes in the Company’s market risk exposure since December 31, 2005.

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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

While the Company and its subsidiaries are from time to time party to various legal proceedings arising from the ordinary course of business, management believes that there are no proceedings of material risk threatened or pending.

Item 1A. Risk Factors

There have been no material changes to the risk factors affecting the Company from those set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable

(c) Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1, 2006 through Jan 31, 2006	-	-	-	(1)
Feb 1, 2006 through Feb 28, 2006	8,000	37.88	8,000	680,923
Mar 1, 2006 through Mar 31, 2006	-	-	-	680,923
Total	8,000	37.88	8,000	$680,923

(1) In 1996, the Board of Directors approved a Stock Repurchase Plan of up to $2 million of the Company’s Common Stock. During 2001 and, again in February 2006, the Board of Directors approved the repurchase of an additional $1 million and $500 thousand, respectively, for a total of $3.5 million available for repurchase under this Plan. The shares were authorized to be purchased, from time to time, in open market transactions or privately negotiated transactions. The repurchase program is being affected from time to time, based on our evaluation of market conditions and other factors. The Company has used and plans to continue to use existing cash to fund the repurchases. All of the shares repurchased during the three months ended March 31, 2006 were purchased in privately negotiated transactions.

During the first quarter of 2006, the Company declared quarterly cash dividends amounting to 25.50 cents per share which were paid on April 1, 2006. The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a) The following exhibits are filed as part of this Report:

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-SB filed June 14, 2000 (the “Form 10-SB”).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Form 10-SB).

4.1	See exhibits 3.1 and 3.2 for provisions of Company’s Articles of Incorporation and Bylaws Defining the Rights of Shareholders.

4.2	Specimen certificate representing shares of Common Stock (Incorporated by reference to Exhibit 4.2 to the Form 10-SB).

4.3	Rights Agreement dated as of February 12, 1997 between the Company and SunTrust Bank, Atlanta (Incorporated by reference to Exhibit 4.3 to the Form 10-SB).

10.1	Separation Agreement and Release dated February 14, 2006 among WGNB Corp., West Georgia National Bank and L. Leighton Alston (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for year ended December 31, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2006

WGNB CORP.

By:	/s/ H. B. Lipham, III
H. B. Lipham, III
Interim President and CEO

By:	/s/ Steven J. Haack
Steven J. Haack
Secretary and Treasurer Principal Financial Officer