Form 10-Q
period 2006-06-30
WGNB CORP
filed 2006-08-11
CIK 1115568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number: 000-30805

WGNB CORP.

(Exact name of registrant as specified in its charter)

Georgia	58-1640130
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 11, 2006

Common Stock, $1.25 par value	3,332,989

WGNB CORP.

Part I - Financial Information

Item 1.  Financial Statements

The unaudited financial statements of WGNB Corp. (the “Company”) are set forth on the following pages. All adjustments have been made which, in the opinion of management, are necessary in order to make the financial statements not misleading.

WGNB CORP.
Consolidated Balance Sheets

As of June 30, 2006 and December 31, 2005

	June 30, 2006 (unaudited)	December 31, 2005 (audited)
Assets

Cash and due from banks	$22,161,360	10,673,541
Federal funds sold	544,301	5,548,348

Cash and cash equivalents	22,705,661	16,221,889

Securities available for sale	55,174,702	64,359,833
Securities held to maturity, estimated fair values of $8,090,000 and $6,840,000	8,089,698	6,736,552
Loans, net	445,842,630	417,551,614
Premises and equipment, net	9,246,628	9,134,245
Accrued interest receivable	3,143,609	2,881,206
Other assets	8,560,837	6,758,048

	$552,763,765	523,643,387

Liabilities and Stockholders’ Equity

Deposits:
Demand	$54,779,509	48,178,654
Interest bearing demand	139,409,474	156,804,968
Savings	11,829,492	12,160,203
Time	108,242,535	100,065,972
Time, over $100,000	128,397,320	111,839,648

Total deposits	442,658,330	429,049,445

Federal Home Loan Bank advances	52,000,000	42,000,000
Federal funds purchased	3,425,000	-
Accrued interest payable	2,534,723	2,133,858
Other liabilities	2,806,367	2,508,051
Total liabilities	503,424,420	475,691,354

Commitments and Contingencies
Stockholders’ equity:
Common stock, $1.25 par value, 10,000,000 shares authorized;
3,332,070 and 3,325,196 shares issued and outstanding	4,165,088	4,156,495
Additional paid-in capital	4,652,361	4,881,728
Retained earnings	40,861,315	38,787,699
Accumulated other comprehensive income (loss)	(339,419)	126,111

Total stockholders’ equity	49,339,345	47,952,033

	$552,763,765	523,643,387
See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Earnings

For the Three Months Ended June 30, 2006 and 2005
(unaudited)

	For the Three Months Ended
	June 30, 2006	June 30, 2005
Interest income:
Interest and fees on loans	$9,158,598	6,988,369
Interest on federal funds sold	145,054	37,645
Interest on investment securities:
U.S. Government agencies	253,070	256,890
State, county and municipal	364,698	415,811
Other	305,153	176,126

Total interest income	10,226,573	7,874,841

Interest expense:
Interest on deposits:
Demand	1,257,692	732,107
Savings	43,564	22,525
Time	2,454,168	1,581,823
Interest on FHLB and other borrowings	687,769	607,077

Total interest expense	4,443,193	2,943,532

Net interest income	5,783,380	4,931,309

Provision for loan losses	415,000	500,000

Net interest income after provision for loan losses	5,368,380	4,431,309

Other income:
Service charges on deposit accounts	1,036,959	1,047,141
Mortgage origination fees	93,110	105,254
Miscellaneous	373,681	307,681

Total other income	1,503,750	1,460,076

Other expenses:
Salaries and employee benefits	2,425,546	2,192,569
Occupancy	609,579	537,214
Other operating	1,008,693	844,993

Total other expenses	4,043,818	3,574,776

Earnings before income taxes	2,828,312	2,316,609

Income taxes	837,135	669,404

Net earnings	$1,991,177	1,647,205

Basic earnings per share	$0.60	0.50
Diluted earnings per share	$0.60	0.49
Dividends declared per share	$0.2650	0.2250

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Comprehensive Income

For the Three Months Ended June 30, 2006 and 2005
(unaudited)

	For the Three Months Ended
	June 30, 2006	June 30, 2005

Net earnings	$1,991,177	1,647,205
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment
securities available for sale:
Unrealized gains (losses) arising during the period	(694,123)	430,147
Associated benefit (taxes)	236,002	(146,250)

Other comprehensive income (loss)	(458,121)	283,897

Comprehensive income	$1,533,056	1,931,102

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Earnings

For the Six Months Ended June 30, 2006 and 2005
(unaudited)

	For the Six Months Ended
	June 30, 2006	June 30, 2005
Interest income:
Interest and fees on loans	$17,562,156	13,167,003
Interest on federal funds sold	256,494	88,956
Interest on investment securities:
U.S. Government agencies	545,872	512,596
State, county and municipal	730,075	828,275
Other	596,253	352,970

Total interest income	19,690,850	14,949,800

Interest expense:
Interest on deposits:
Demand	2,410,926	1,238,027
Savings	87,165	37,404
Time	4,664,863	2,855,707
Interest on FHLB and other borrowings	1,312,683	1,183,950

Total interest expense	8,475,637	5,315,088

Net interest income	11,215,213	9,634,712

Provision for loan losses	715,000	800,000

Net interest income after provision for loan losses	10,500,213	8,834,712

Other income:
Service charges on deposit accounts	2,013,772	1,976,595
Mortgage origination fees	180,445	177,760
Miscellaneous	737,577	659,115

Total other income	2,931,794	2,813,470

Other expenses:
Salaries and employee benefits	4,787,797	4,291,840
Occupancy	1,166,716	1,080,295
Other operating	1,986,568	1,724,724

Total other expenses	7,941,081	7,096,859

Earnings before income taxes	5,490,926	4,551,323

Income taxes	1,684,633	1,290,147

Net earnings	$3,806,293	3,261,176
Basic earnings per share	$1.14	0.98
Diluted earnings per share	$1.14	0.98
Dividends declared per share	$0.52	0.44

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Comprehensive Income

For the Six Months Ended June 30, 2006 and 2005
(unaudited)

	For the Six Months Ended
	June 30, 2006	June 30, 2005

Net earnings	$3,806,293	3,261,176
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment
securities available for sale:
Unrealized gains (losses) arising during the period	(705,348)	(231,308)
Associated benefit (taxes)	239,818	78,645

Other comprehensive income (loss)	(465,530)	(152,663)

Comprehensive income	$3,340,763	3,108,513

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2006 and 2005
(unaudited)

	For the Six Months Ended
	June 30, 2006	June 30, 2005

Cash flows from operating activities:
Net earnings	$3,806,293	3,261,176
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation, amortization and accretion	500,893	589,820
Provision for loan losses	715,000	800,000
Stock-based employee compensation expense	63,750	-
(Gain) Loss on sale of other real estate	(4,464)	5,972
Loss on sale or disposal of premises and equipment	1,276	43,914
Change in:
Other assets	(2,679,905)	(717,094)
Other liabilities	873,464	586,026

Net cash provided by operating activities	3,276,307	4,569,814

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	16,980,568	8,144,825
Purchases of securities available for sale	(8,443,949)	(8,354,786)
Proceeds from maturities of securities held to maturity	151,089
Purchases of securities held to maturity	(1,503,750)	(232,500)
Net change in loans	(29,006,016)	(49,588,333)
Purchases of premises and equipment	(671,873)	(1,077,370)
Proceeds from sales of other real estate	619,177	355,148

Net cash used by investing activities	(21,874,754)	(50,753,016)

Cash flows from financing activities:
Net change in deposits	13,608,885	60,467,087
Proceeds from FHLB Advances	10,000,000	-
Repayment of FHLB Advances	-	(3,000,000)
Net change in federal funds purchased	3,425,000	9,479,000
Dividends paid	(1,667,142)	(1,462,686)
Proceeds from exercise of stock options	18,519	-
Purchase and retirement of common stock	(303,043)	(38,101)

Net cash provided by financing activities	25,082,219	65,445,300

Change in cash and cash equivalents	6,438,772	19,262,098
Cash and cash equivalents at beginning of period	16,221,889	8,056,243
Cash and cash equivalents at end of period	$22,705,661	27,318,341

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Cash Flows, continued

For the Six Months Ended June 30, 2006 and 2005
(unaudited)

	For the Six Months Ended
	June 30, 2006	June 30, 2005

Supplemental disclosure of cash flow information:
Cash paid during the quarter for:
Interest	$8,074,772	5,178,715
Income taxes	2,230,500	1,499,000

Non-cash investing and financing activities:
Transfer of loans to other real owned	-	135,723
Change in unrealized gains on
securities available for sale, net of tax	(465,530)	(152,663)
Change in dividends payable	65,535	67,612
Issuance of common stock to directors in lieu
of directors’ fees	-	14,245

See accompanying notes to unaudited consolidated financial statements.

WGNB Corp.
Notes to Consolidated Financial Statements

June 30, 2006
(unaudited)

(1)	Basis of Presentation

The consolidated financial statements include the accounts of WGNB Corp. (the “Company”) and its wholly-owned subsidiary, West Georgia National Bank (the “Bank”). All significant inter-company accounts have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company’s financial position as of June 30, 2006, and the results of its operations and its cash flows for the three- and six-month periods then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with the consolidated financial statements, related notes thereto and the report of independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which included the results of operations for the years ended December 31, 2005, 2004 and 2003.

(2)	Net Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

Reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the periods ended June 30, 2006 and June 30, 2005 are as follows:

	For the quarter ended June 30, 2006
			Earnings
	Net Earnings	Common Shares	per Share

Basic earnings per share	$1,991,177	3,332,070	$0.60
Effect of dilutive securities - Stock Options	-	18,425	(0.01)
Diluted earnings per share	$1,991,177	3,350,495	$0.59

	For the quarter ended June 30, 2005
			Earnings
	Net Earnings	Common Shares	per Share

Basic earnings per share	$1,647,205	3,324,323	$0.50
Effect of dilutive securities - Stock Options	-	18,655	(0.01)
Diluted earnings per share	$1,647,205	3,342,978	$0.49

	For the six months ended June 30, 2006
			Earnings
	Net Earnings	Common Shares	per Share

Basic earnings per share	$3,806,293	3,330,581	$1.14
Effect of dilutive securities - Stock Options	-	18,425	-
Diluted earnings per share	$3,806,293	3,349,006	$1.14

WGNB Corp.
Notes to Consolidated Financial Statements

June 30, 2006
(unaudited)

(2)	Net Earnings Per Share, continued
	For the six months ended June 30, 2005
			Earnings
	Net Earnings	Common Shares	per Share

Basic earnings per share	$3,261,176	3,324,315	$0.98
Effect of dilutive securities - Stock Options	-	18,655	-
Diluted earnings per share	$3,261,176	3,342,970	$0.98

(3)	Stock Compensation Plans

SFAS No. 123 (revised 2004) (SFAS No.123 (R)) “Accounting for Stock-Based Compensation” was adopted by the Company on the required date, January 1, 2006, using the modified prospective transition method provided for under the standard. SFAS No. 123 (R) addresses the accounting for share-based payment transactions in which the Company receives employee services in exchange for equity instruments of the Company. SFAS No. 123 (R) requires the Company to recognize as compensation expense the “grant date fair value” of stock options granted to employees in the statement of earnings using the fair-value-based method. Prior to the adoption of SFAS 123 (R), the Company utilized the recognition and measurement principles that were previously permissible under Accounting Principles Board Opinion No. 25 (APB 25) “Accounting for Stock Issued to Employees” and related interpretations. Under APB 25 no compensation expense was recognized in the statement of earnings, since the grant price was equal to the exercise price.

The following table presents the effect on net earnings and earnings per common share for the three- and six- months ended June 30, 2005 had the fair-value-based method as required under SFAS 123(R) been applied for those periods:

	Three Months	Six Months
	2005	2005
Net earnings (as reported)	$1,647,205	3,261,176
Stock-based employee compensation expense determined under the fair-value-method, net of related tax effects	(39,027)	(78,054)
Pro forma net earnings	$1,608,178	3,183,122
As reported:
Earnings per common share	$0.50	0.98
Diluted earnings per common share	$0.49	0.98
Pro forma:
Earnings per common share	$0.48	0.96
Diluted earnings per common share	$0.48	0.95

The compensation expense included in the pro forma results was determined based on the fair value of the option at the time of grant multiplied by the number of options granted, recognized over the vesting period, net of tax effect.

The Company recognized $32,250 and $63,750 of stock-based employee compensation expense during the three- and six- months ended June 30, 2006, respectively, associated with its stock option grants. The Company is recognizing the compensation expense for stock option grants with graded vesting schedules on a straight-line basis over the requisite service period of the award as permitted by SFAS No. 123 (R). As of June 30, 2006, there was $344,401 of unrecognized compensation cost related to stock option grants. The cost is expected to be recognized over the vesting period of approximately five years.

The grant-date fair value of each option granted during 2006 and 2005 was $6.70 and $4.44, respectively. The Company did not grant any options during the second quarters of 2006 or 2005. The fair value of each option is estimated on the date of grant using the Black-Scholes Model. The following weighted average assumptions were used for grants in 2006 and 2005:

WGNB Corp.
Notes to Consolidated Financial Statements

June 30, 2006
(unaudited)

(3)	Stock Compensation Plans, continued

	2006	2005
Dividend yield	2.85%	2.84%
Expected volatility	13%	13%
Risk-free interest rate	4.54%	4.09%
Expected term	10 years	10 years

(4)	Contingent Liabilities

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis compares WGNB Corp.’s results of operations for the three- and six-month periods ended June 30, 2006 and 2005 and reviews the important factors affecting WGNB Corp.’s financial condition at June 30, 2006 compared to December 31, 2005. These comments should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes appearing elsewhere in this Report.

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

• the matters described under Part I, Item 1A, Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The Company cautions that the foregoing list of important factors is not exclusive. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

Critical Accounting Policies

The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. These significant accounting policies are described in the notes to the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “Notes”). Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers these accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying value of assets and liabilities and the results of operations of the Company. All accounting policies are important, and all policies described in Notes should be reviewed for a greater understanding of how the Company’s financial performance is recorded and reported.

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

Results of Operations

Overview

Net earnings for the six months ended June 30, 2006 were $3.8 million, or $1.14 per diluted share, which represented an increase of $545 thousand, or 16.7 percent, when compared to the six months ended June 30, 2005. Net earnings for the second quarter ended June 30, 2006 were $1.99 million compared to $1.65 million for the second quarter of 2005, an increase of $344 thousand, or 20.9 percent. Net interest income in the first six months of 2006 increased $1.58 million, or 16.4 percent, from the same period in 2005. The increased net interest income is the result of continued loan growth in the first half of 2006 and the increase in interest rates precipitated by the Federal Reserve Bank’s efforts to control inflation. The Bank is asset sensitive. That is, the Bank’s net interest income and net interest margin increases as interest rates increase. Management is able to manage the Bank’s asset sensitivity through its ability to maintain the cost of transaction deposits which may not be as rate sensitive as other deposit products.

Total non-interest income increased $118 thousand, or 4.2 percent, comparing the first six month period of 2006 with that of 2005. Total non-interest expense for the first six months of 2006 increased by $844 thousand, or 11.9 percent, compared to the first six months of 2005. This increase is largely due to a $496 thousand increase in salaries and employee benefits.

The Bank made a significant charge-off in the second quarter of 2006 in the amount of $887 thousand on a single credit relationship. As discussed more fully below, this loan had been in a work out stage for over a year and management specifically reserved for it and made loan loss provisions for the potential loss in 2005 and the first part of 2006. Management continually analyzes its loan portfolio for potential loan loss and has determined that its allowance for loan losses is adequate for current risk profile in the portfolio.

In analyzing the second quarters ended June 30, 2006 and 2005, similar trends described above have been observed. Net interest income increased $852 thousand, or 17.3 percent, comparing the three months ended June 30, 2006 with the three months ended June 30, 2005. The Bank also experienced a slight increase in its non-interest income (3.0 percent), and a 13.1 percent increase in non-interest expense, comparing the second quarter of 2006 with that of 2005.

Net Interest Income

Net interest income for the Bank’s 2006 year-to-date period exceeded that of the same period in 2005 by $1.58 million. The year-to-date average yield on earning assets increased 110 basis points, from 6.77 percent as of June 30, 2005 to 7.87 percent as of June 30, 2006. Likewise, the year-to-date average cost of funds increased 101 basis points during the same time period, from 2.54 percent as of June 30, 2005 to 3.55 percent as of June 30, 2006. The comparative net interest margins were 4.51 percent and 4.36 percent (a 15 basis point increase), respectively, for the year-to-date periods ending June 30, 2006 and 2005. The increase in the interest margin coupled with an increase in average outstanding earning assets in the amount of $58.3 million, or 13.0 percent, resulted in the significant increase in net interest income.

The Federal Reserve has raised the discount rate 17 times, or 425 basis points, since 2004. Despite the market rate increases, the Bank has nonetheless experienced an increase in its net interest margin. Based on its current asset liability analysis, management believes that the loan portfolio will remain relatively short in terms of interest rate sensitivity. That is, as rates go up, the Bank’s loan portfolio will continue to reprice more quickly than its liabilities as has been the trend in the past. The key factor in determining how quickly the net interest margin increases is management’s ability to control the cost of interest bearing transaction accounts such as NOW, savings and money market accounts. Thus far, management has been able to slow the timing of discount rate changes as they apply to these accounts such that their interest rate changes only reflect half of the movement in discount rates overall whereas the interest rates for our loans move in relative tandem with changes in the discount rate.

The year-to-date average yield on loans exclusive of earned loan fees increased 128 basis points, from 6.50 percent as of June 30, 2005 to 7.78 percent as of June 30, 2006. The investment portfolio, including federal funds sold, has increased 39 basis points, from an average yield of 5.96 percent as of June 30, 2006 to 5.57 percent as of June 30, 2005. The increase in the yield of the investment portfolio is attributable to two factors: (i) the rate on federal funds sold increased by 425 basis points; and (ii) the yield on re-investment of maturing investment securities has also increased. The Bank’s core investment portfolio exclusive of federal funds sold has remained relatively unaffected by rate fluctuations over the past few years.

The average cost of funds for the six month period ended June 30, 2006 increased 101 basis points from the same period in 2005. The weighted average cost of demand deposit accounts increased by 110 basis points, from 1.28 percent in the first six months of 2005 to 2.38 percent for the same period in 2006. Likewise, the weighted average cost of time deposits increased from 3.36 percent for the six months ended June 30, 2005 to 4.31 percent in the same period of 2006, an overall increase of 95 basis points. The weighted average cost of other borrowings increased by 42 basis points, from 4.70 percent through June 30, 2005 to 5.12 percent through June 30, 2006.

The mix of funding liabilities has also changed since June 2005 and this has had a significant impact on the Bank’s cost of funds. The average balance of demand deposits as a percentage of total funding liabilities declined from 47.2 percent for the six month period ended June 30, 2005 to 44.0 percent for the same period in 2006. This decline had a negative impact on the Bank’s net interest margin since demand deposits have a lower cost to the Bank than time deposits and other borrowings. Conversely, the average balance of time deposits (particularly time deposits greater than $100 thousand) as a percentage of total funding liabilities increased from 40.1 percent through June 30, 2005 to 45.3 percent through the same period in 2006. Management continually seeks to maximize demand deposits as a percentage of funding liabilities. However, the Bank’s rapid loan growth has required management to seek funding to cover loan growth from the brokered certificate of deposit market as a result of a decreased availability of in market deposits.

Increasing the mix of funding toward higher percentages of time deposits causes the maturity, or ability of the funding to reprice, to extend. As this occurs, the Bank’s interest rate risk position will become more asset sensitive thereby benefiting its net interest margin in a rising rate environment. Because the cost of long-term funding is not significantly higher than short-term funding, management has an opportunity to lock in its funding costs in a rising rate environment. In contrast, however, if interest rates decline, our net interest margin could be adversely affected. Management is currently developing a strategy to maintain its interest margin should rates begin to decrease.

In comparing the second quarter ended June 30, 2006 with that of 2005, net interest income increased $852 thousand, or 17.3 percent. The six month rate trends discussed above are similarly applicable to a comparison of the two quarterly periods.

Non-Interest Income

Total non-interest income for the first six months of 2006 increased $118 thousand, or 4.2 percent, when compared to the first six months of 2005. Service charges on deposit accounts increased $37 thousand, or 1.9 percent, during the first six months of 2006 compared to the first six months of 2005. This increase is attributable to deposit account growth. Mortgage loan origination fees for the first six months of 2006 actually increased for the first time in almost four years, but only slightly by $3 thousand, or 1.5 percent, from the same period in 2005. Miscellaneous income increased by $78 thousand, or 11.9 percent, when comparing the first six months of 2006 with that of 2005. The increase in miscellaneous income is attributable to a number of factors including increased ATM foreign-service fees and debit card fees.

Non-interest income for the second quarter ended June 30, 2006 increased $44 thousand, or 3.0 percent, when compared to the second quarter ended June 30, 2005. The reasons for the increase are substantially the same as those discussed above with respect to the year-to-date results.

Non-Interest Expense

Non-interest expense increased $844 thousand, or 11.9 percent, in the first six months of 2006 when compared to the same period in 2005. Salaries and employee benefits increased $496 thousand, or 11.6 percent, over the first six months of 2005. This increase is due to an increase in the number of full time equivalent employees, along with annual salary increases and increased profit sharing and bonus accruals attributable to greater profitability. The Bank has added two branches since June 30, 2005: the Chapel Hill Branch located off Chapel Hill Road in Douglasville, Georgia and our Latino branded branch known as “Banco de Progreso.” The Chapel Hill branch opened in April 2006 and the Banco de Progreso branch opened in July 2006 although staff has been in place for these two locations since March of 2006 for training purposes. The Company had 166 full time equivalent employees as of June 30, 2006 compared to 146 employees as of June 30, 2005, an increase of 13.7 percent. As discussed previously, the additional personnel were primarily attributable to the opening of two new branches although the Company has also added staff in the credit administration and lending areas in order to manage loan growth.

Occupancy expenses for year-to-date 2006 increased $86 thousand, or 8.0 percent, from the same period in 2005. The primary component of the increase in occupancy expense is attributable to increased depreciation and other occupancy expense associated with the opening of the new Mirror Lake branch in March of 2005 and the Chapel Hill branch in April 2006. For the first six months of 2006, other operating expenses increased $262 thousand, or 15.2 percent, from the same period in 2005. The increase in other operating expense is attributable to legal and professional services associated with the change related to the Company’s Chief Executive Officer that occurred in the first quarter of 2006. We also continue to incur attorney’s fees related to the defense of a lawsuit which has been ongoing for several years which the Company has determined to be immaterial to its business operations. Both of these expenditures are considered non-recurring in nature. Additionally, the Company increased its accounting fee accrual in anticipation of the Sarbanes-Oxley Act Section 404 compliance costs it expects to incur in the remainder of 2006.

Comparing the second quarter ended 2006 to 2005, total non-interest expense increased $469 thousand, or 13.1 percent. The increase in a result of the additional full time equivalent employees and the increased legal and professional fees discussed above, the bulk of which were incurred in the second quarter of 2006. Salaries and benefits increased $233 thousand, or 10.6 percent, occupancy expense increased $72 thousand, or 13.5 percent, and other operating expenses increased $164 thousand, or 19.4 percent.

Income Taxes

Income tax expense for the first six months of 2006 was $1.68 million compared to $1.29 million for the same period in 2005. The effective tax rate for the period ended June 30, 2006 was 30.7 percent compared to 28.3 percent for the same period in 2005. The increased effective rate is due to the reduced amount of municipal securities in the Bank’s earning asset mix as a ratio to its taxable earning asset mix.

Provision and Allowance for Loan Losses

In June of 2006, the Company charged-off a portion of an impaired loan that had been in work-out for approximately one year. In June of 2005, when it became apparent to management that the credit had become impaired, management created a specific reserve in the amount of $800 thousand for a potential loss in the loan. At that time, management also created a $250,000 additional loan loss provision in recognition of the potential loss. In addition, management built its reserve through monthly provision related to the expansion of the loan portfolio. While there has been significant negotiation with regard to the possible outcome and ultimate collectability of the loan, the loan reached a point in June 2006 where management felt it could estimate the loss with reasonable certainty. Consequently, the Company charged-off $887 thousand on the loan in June 2006.

Management continually evaluates the adequacy of the allowance for loan losses which is determined based on management’s judgment concerning the amount of risk inherent in the Company’s loan portfolio. In making its informed judgment, management considers such factors as the change in levels of non-performing and past due loans, historical loan loss experience, borrowers’ financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions. The allowance for loan losses at June 30, 2006 was $5.1 million, or 1.13 percent of total loans, compared to $5.3 million, or 1.26 percent of total loans, at December 31, 2005. Management believes that the allowance for loan losses is adequate to absorb possible losses in the loan portfolio. Changes in the allowance for loan losses for the six month period ended June 30, 2006 compared to June 30, 2005 are as follows:

Allowance for Loan Loss
	For the Six Months Ended
	June 30, 2006	June 30, 2005
Balance at beginning of period	$5,327,406	$4,080,148
Charge-offs:
Commercial, financial and agricultural	5,656	15,195
Real estate - construction	-	-
Real estate - mortgage	909,758	20,000
Consumer loans	49,432	45,478
Total charge-offs	964,846	80,673
Recoveries:
Commercial, financial and agricultural	8,959	7,990
Real estate - construction	-	-
Real estate - mortgage	-	18,326
Consumer loans	29,892	25,088
Total recoveries	38,851	51,404
Net charge-offs	(925,995)	(29,269)
Provision for loan losses	715,000	800,000

Balance at end of period	$5,116,411	$4,850,879

Ratio of net (charge-offs) recoveries during the
period to average loans outstanding	.21%	.00%

Ratio of allowance to total loans	1.13%	1.20%

Non-Performing Assets and Past Due Loans

Non-performing assets, comprised of real estate owned acquired by foreclosure, non-accrual loans and loans for which payments are more than 90 days past due, totaled $2.5 million at June 30, 2006, or 0.55 percent of total loans, as compared to $3.6 million, or 0.85 percent of total loans, at December 31, 2005. The decrease in non-performing assets is primarily attributable to the $885 thousand charge-off described above.

The Company has a loan review function that monitors selected loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. The loan review function also identifies loans with high degrees of credit or other risks. The focus of the loan review function, as well as that of management, is to identify loans that have the potential to become problem loans in a timely manner, maintain a low level of non-performing assets and return current non-performing assets to earning status. Management is unaware of any known trends, events or uncertainties that will have, or that are reasonably likely to have, a material effect on liquidity, capital resources or operations.

Financial Condition

Overview

Total assets were $553 million at June 30, 2006, an increase of $29 million, or 5.6 percent, from December 31, 2005. Most of the growth in assets was attributable to loan growth. Total loans at June 30, 2006 grew by $28 million, or 6.6 percent, from December 31, 2005. During the same period, total deposits grew by $13 million, or 3.2 percent. As of June 30, 2006, the Bank had $3.4 million in federal funds purchased. The Bank continues to experience good loan growth which is driving balance sheet growth and increased earnings. While the loan growth has slowed since 2005, the overall operating profile of the Bank has not changed.

Assets and Funding

At June 30, 2006, earning assets totaled $520 million, or 94.0 percent of total assets, compared to $503 million, or 96.1 percent of total assets, as of December 31, 2005. As discussed above, loan growth made up the vast majority of earning asset growth.

Major classifications of loans at June 30, 2006 and December 31, 2005 are summarized as follows:

Loans	At June 30, 2006	At December 31, 2005
Commercial, financial and agricultural	$48,820,440	$51,555,201
Real Estate - mortgage	206,646,546	196,382,365
Real Estate - construction	171,733,792	153,511,262
Consumer	24,646,868	22,271,301
Total	$451,847,646	$423,720,129

Unearned interest	(888,605)	(841,109)
Allowance for loan losses	(5,116,411)	(5,327,406)
Net Loans	$445,842,630	$417,551,614

At June 30, 2006, interest-bearing liabilities increased $20.4 million, or 4.8 percent, compared to December 31, 2005. Interest-bearing demand deposits have decreased by $17.4 million, or 11.1 percent, and time deposits have increased by $24.7 million, or 11.7 percent, since the beginning of 2006. The decrease in interest-bearing demand accounts is in large part due to the reduction of public funds in the amount of $14.1 million, 29.9 percent. This decrease was expected since these accounts contain tax collections which increase sharply at the end of the year and are disbursed early the following year. Once these funds are disbursed, the Bank must fund loan growth with time deposits until the public funds are deposited.

Most of the time deposit growth has been in the over $100 thousand category. Time deposits under $100 thousand have grown by $8.2 million, or 8.2 percent, while time deposits over $100 thousand have grown $16.6 million, or 14.8 percent, since December 31, 2005. While the Bank used brokered deposits historically on a very limited basis prior to the end of 2004, robust loan demand has outpaced deposit growth in the Bank’s market area. In addition, five new de novo banks in the Bank’s market area have made it difficult to attract deposit relationships at a reasonable comparable market cost. Consequently, the Bank uses brokered deposits more frequently than in the past since they can be acquired at a reduced cost and in larger volumes as opposed to deposits from the local market.

Non-interest-bearing deposits increased $6.6 million, or 13.7 percent, in the first six months of 2006. The Bank’s loan growth was funded by using the liquidity available on the balance sheet in the form of federal funds purchased, borrowings from the Federal Home Loan Bank and by generating certificates of deposits both in and out of its market area.

Liquidity and Capital Resources

Net cash provided by operating activities totaled $3.3 million for the six months ended June 30, 2006. Net cash used by investing activities totaled $21.9 million and consisted primarily of a $29.0 million increase in loans outstanding and a $7.2 million net decrease in investment securities. Net cash provided by financing activities was $25.1 million which was the result of an increase in total deposits of $13.6 million, Federal Home Loan Bank advances of $10.0 million and federal funds purchased of $3.4 million. Liquidity is managed on a daily basis based on cash flows anticipated through loan funding and deposit flow.

Total stockholders’ equity at June 30, 2006 was 8.9 percent of total assets compared to 9.2 percent at December 31, 2005. The decrease in the percentage of stockholders’ equity is primarily attributable to the Company’s increase in total assets of $29.1 million since December 31, 2005.

At June 30, 2006, WGNB Corp. was in compliance with various regulatory capital requirements administered by federal banking agencies. The following is a table representing WGNB Corp.’s consolidated Tier-1, tangible capital, and risk-based capital.

	June 30, 2006
	Actual		Required		Excess
	Amount	%	Amount	%	Amount	%

Total capital (to risk-
weighted assets)	$54,770	11.48%	$38,174	8.00%	$16,596	3.48%
Tier 1 capital (to risk-
weighted assets)	49,679	10.41%	19,087	4.00%	30,592	6.41%
Tier 1 capital (to average
assets)	49,679	9.08%	21,888	4.00%	27,791	5.08%

Off Balance Sheet Risks

Through the operations of the Bank, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time. At June 30, 2006, the Bank had issued commitments to extend credit of $87.5 million through various types of commercial lending arrangements, $9.6 million available on home equity lines, $16.2 million on other credit lines and additional commitments through standby letters of credit of $6.2 million. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The Company manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

During the second quarter of 2006, the Company declared quarterly cash dividends amounting to $0.265 per share which were paid on July 3, 2006. The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 2006 Annual Meeting of Shareholders on April 11, 2006. The shareholders were asked to elect four Class III directors to serve on the Company’s Board of Directors until the 2008 Annual Meeting of Shareholders.

The shareholders were asked to elect G. Woodfin Cole, Richard A. Duncan, Dr. Thomas E. Reeve, III, and Frank T. Thomasson, III. to serve as Class III directors on the Company’s Board of Directors, each for a three-year term. The following votes were cast for and against the election of these Class III directors: Mr. Cole: 2,169,576 for / 5,950 opposed; Mr. Duncan: 2,175,176 for / 350 opposed; Dr. Reeve: 2,175,176 for / 350 opposed; and Mr. Thomasson: 2,175,176 for / 350 opposed. There were no Broker non-votes or abstentions. The following persons also continue to serve as directors: Wanda W. Calhoun, L. Richard Plunkett, Thomas T. Richards and Oscar W. Roberts, III (all Class I directors) and W. T. “Tommy” Green, L. G. “Jack” Joyner, R. David Perry, J. Thomas Vance, and Charles M. Willis, Sr. (all Class II directors). We continue to have a vacancy in Class III resulting from the resignation of Mr. Alston earlier this year.

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

Dated: August 9, 2006

WGNB CORP.

By:	/s/ H. B. Lipham, III
H. B. Lipham, III Interim President and CEO

By:	/s/ Steven J. Haack
Steven J. Haack Treasurer Principal Financial Officer