Form 10-Q
period 2006-09-30
WGNB CORP
filed 2006-11-14
CIK 1115568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one).

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 10, 2006
Common Stock, $1.25 par value	3,333,797

On September 15, 2006 the Board of Directors declared a 3 for 2 stock split in the form of a stock dividend payable to all shareholders of record on October 16, 2006. The stock dividends will be issued to shareholders on or about November 15, 2006. As of November 15, 2006 it is anticipated that there will be 5,000,613 shares of common stock outstanding post split.

WGNB CORP.

Part I - Financial Information

Item 1.  Financial Statements

The unaudited financial statements of WGNB Corp. (the "Company") are set forth on the following pages. All adjustments have been made which, in the opinion of management, are necessary in order to make the financial statements not misleading.

WGNB CORP.
Consolidated Balance Sheets

As of September 30, 2006 and December 31, 2005

	September 30, 2006 (unaudited)	December 31, 2005 (audited)
Assets
Cash and due from banks	$14,328,590	10,673,541
Federal funds sold	20,561,798	5,548,348

Cash and cash equivalents	34,890,388	16,221,889

Securities available for sale	53,861,509	64,359,833
Securities held to maturity, estimated fair values of $7,984,756 and $6,839,552	7,978,356	6,736,552
Loans, net	442,163,142	417,551,614
Premises and equipment, net	9,119,489	9,134,245
Accrued interest receivable	3,451,679	2,881,206
Other assets	8,074,388	6,758,048

	$559,538,951	523,643,387

Liabilities and Stockholders’ Equity

Deposits:
Demand	$55,955,355	48,178,654
Interest bearing demand	131,656,090	156,804,968
Savings	11,038,501	12,160,203
Time	119,731,313	100,065,972
Time, over $100,000	132,147,539	111,839,648

Total deposits	450,528,798	429,049,445

Federal Home Loan Bank advances	52,000,000	42,000,000
Accrued interest payable	2,537,320	2,133,858
Other liabilities	3,386,546	2,508,051
Total liabilities	508,452,664	475,691,354

Stockholders’ equity:
Common stock, $1.25 par value, 10,000,000 shares authorized; 5,000,613 and 4,987,508 shares issued and outstanding	6,250,766	6,234,385
Additional paid-in capital	2,630,056	2,803,838
Retained earnings	42,040,841	38,787,699
Accumulated other comprehensive income	164,624	126,111

Total stockholders’ equity	51,086,287	47,952,033

	$559,538,951	523,643,387

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Earnings
For the Three Months Ended September 30, 2006 and 2005
(unaudited)

	For the Three Months Ended
	September 30, 2006	September 30, 2005
Interest income:
Interest and fees on loans	$9,887,323	7,579,478
Interest on federal funds sold	125,656	99,054
Interest on investment securities:
U.S. Government agencies	225,266	247,373
State, county and municipal	360,231	390,866
Other	314,978	203,751

Total interest income	10,913,454	8,520,522

Interest expense:
Interest on deposits:
Demand	1,208,915	902,226
Savings	49,699	22,708
Time	2,905,518	1,967,046
Interest on FHLB and other borrowings	725,335	560,784

Total interest expense	4,889,467	3,452,764

Net interest income	6,023,987	5,067,758

Provision for loan losses	375,000	450,000

Net interest income after provision for loan losses	5,648,987	4,617,758

Other income:
Service charges on deposit accounts	1,027,830	1,046,288
Mortgage origination fees	96,943	118,909
Brokerage fees	55,759	-
Gain on sale of Small Business Administration loans	56,098	-
Gain on sale of securities available for sale	-	227,863
Miscellaneous	381,159	323,539

Total other income	1,617,789	1,716,599
Other expenses:
Salaries and employee benefits	2,573,262	2,232,152
Occupancy	617,187	532,146
Other operating	1,127,534	950,145

Total other expenses	4,317,983	3,714,443

Earnings before income taxes	2,948,793	2,619,914

Income taxes	852,473	762,704

Net earnings	$2,096,320	1,857,210

Basic earnings per share	$0.42	0.37
Diluted earnings per share	$0.42	0.37
Dividends declared per share	$0.183	0.157

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Comprehensive Income

For the Three Months Ended September 30, 2006 and 2005
(unaudited)

	For the Three Months Ended
	September 30, 2006	September 30, 2005
Net earnings	$2,096,320	1,857,210
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment
securities available for sale:
Unrealized gains (losses) arising during the period	763,702	(756,065)
Associated benefit (taxes)	(259,659)	257,062

Reclassification adjustment for gain realized	-	227,863
Associated taxes	-	(77,473)

Other comprehensive income (loss)	504,043	(348,613)

Comprehensive income	$2,600,363	1,508,597

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Earnings
For the Nine Months Ended September 30, 2006 and 2005
(unaudited)

	For the Nine Months Ended
	September 30, 2006	September 30, 2005
Interest income:
Interest and fees on loans	$27,449,479	20,746,481
Interest on federal funds sold	382,150	188,010
Interest on investment securities:
U.S. Government agencies	771,138	759,969
State, county and municipal	1,090,306	1,219,141
Other	911,231	556,721

Total interest income	30,604,304	23,470,322
Interest expense:
Interest on deposits:
Demand	3,619,841	2,140,253
Savings	136,864	60,112
Time	7,570,381	4,822,753
Interest on FHLB and other borrowings	2,038,018	1,744,734

Total interest expense	13,365,104	8,767,852

Net interest income	17,239,200	14,702,470

Provision for loan losses	1,090,000	1,250,000

Net interest income after provision for loan losses	16,149,200	13,452,470

Other income:
Service charges on deposit accounts	3,041,602	3,022,883
Mortgage origination fees	277,388	296,669
Brokerage fees	55,759	-
Gain on sale of small business loans	84,223	-
Gain on sale of securities available for sale	-	227,863
Miscellaneous	1,090,611	982,654

Total other income	4,549,583	4,530,069

Other expenses:
Salaries and employee benefits	7,361,059	6,523,992
Occupancy	1,783,903	1,612,441
Other operating	3,114,102	2,674,869

Total other expenses	12,259,064	10,811,302

Earnings before income taxes	8,439,719	7,171,237

Income taxes	2,537,106	2,052,851

Net earnings	$5,902,613	5,118,386

Basic earnings per share	$1.18	1.03
Diluted earnings per share	$1.18	1.02
Dividends declared per share	$0.530	0.450

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Comprehensive Income

For the Nine Months Ended September 30, 2006 and 2005
(unaudited)

	For the Nine Months Ended
	September 30, 2006	September 30, 2005
Net earnings	$5,902,613	$5,118,386
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment
securities available for sale:
Unrealized gains (losses) arising during the period	58,353	(987,373)
Associated benefit (taxes)	(19,840)	335,707

Reclassification adjustment for gain realized	-	227,863
Associated taxes	-	(77,473)

Other comprehensive income (loss)	38,513	(501,276)

Comprehensive income	$5,941,126	$4,617,110

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2006 and 2005
(unaudited)

	For the Nine Months Ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net earnings	$5,902,613	$5,118,386
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	800,525	813,778
Provision for loan losses	1,090,000	1,250,000
Stock-based employee compensation expense	96,000	-
Gain on sale of securities available for sale	-	(227,863)
(Gain) Loss on sale of other real estate	(10,884)	5,972
Loss on sale of premises and equipment	4,327	60,408
Change in:
Other assets	(2,495,106)	(525,430)
Other liabilities	1,163,693	978,808

Net cash provided by operating activities	6,551,168	7,474,059

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	19,044,591	11,622,443
Proceeds from maturities of securities held to maturity	262,672	-
Proceeds for sale of securities available for sale	-	3,789,185
Purchases of securities available for sale	(8,443,949)	(11,362,664)
Purchases of securities held to maturity	(1,503,750)	(2,027,003)
Net change in loans	(25,701,528)	(55,585,641)
Proceeds from sale of premises and equipment	-	53,848
Purchases of premises and equipment	(834,785)	(1,221,114)
Proceeds from sales of other real estate	619,177	355,148

Net cash used by investing activities	(16,557,572)	(54,375,798)

Cash flows from financing activities:
Net change in deposits	21,479,353	75,875,371
Proceeds from Federal Home Loan Bank advances	10,000,000	-
Repayment of Federal Home Loan Bank advances	-	(3,000,000)
Dividends paid	(2,551,049)	(2,146,741)
Proceeds from exercise of stock options	49,642	-
Retirement of common stock	(303,043)	(26,878)

Net cash provided by financing activities	28,674,903	70,701,752

Change in cash and cash equivalents	18,668,499	23,800,013
Cash and cash equivalents at beginning of period	16,221,889	8,056,243
Cash and cash equivalents at end of period	$34,890,388	$31,856,256

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Cash Flows, continued

For the Nine Months Ended September 30, 2006 and 2005
(unaudited)

	For the Nine Months Ended
	September 30, 2006	September 30, 2005
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,961,642	$8,389,106
Income taxes	2,230,500	2,454,000

Non-cash investing and financing activities:
Transfer of loans to other real estate	-	135,723
Change in unrealized gains on securities available for sale, net of tax	38,513	(501,276)
Change in dividends payable	98,422	97,305
Satisfaction of other liability with issuance of common stock	-	14,245

See accompanying notes to unaudited consolidated financial statements.

WGNB Corp.
Notes to Consolidated Financial Statements

September 30, 2006
(unaudited)

(1)	Basis of Presentation

The consolidated financial statements include the accounts of WGNB Corp. (the "Company") and its wholly-owned subsidiary, West Georgia National Bank (the "Bank"). All significant inter-company accounts have been eliminated in consolidation. In some cases, certain prior period amounts have been reclassified to conform to current year presentation.

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company’s financial position as of September 30, 2006, and the results of its operations and its cash flows for the three- and nine-month periods then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes and the report of independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which included the results of operations for the years ended December 31, 2005, 2004 and 2003.

(2)	Net Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The weighted average number of common shares outstanding and the potential common shares outstanding during the period have been restated for the 3 for 2 stock split effected in the form of a stock dividend which was declared September 12, 2006 for shareholders of record as of October 16, 2006 to be distributed November 15, 2006. The average market price during the year is used to compute equivalent shares.

Reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the periods ended September 30, 2006 and September 30, 2005 are as follows:

	For the quarter ended September 30, 2006
	Net Earnings	Common Shares	Earnings per Share
Basic earnings per share	$2,096,320	5,000,219	$0.42
Effect of dilutive securities - Stock Options	-	56,644	(0.01)
Diluted earnings per share	$2,096,320	5,056,863	$0.41

	For the quarter ended September 30, 2005
	Net Earnings	Common Shares	Earnings per Share
Basic earnings per share	$1,857,210	4,987,508	$0.37
Effect of dilutive securities - Stock Options	-	27,983	(0.00)
Diluted earnings per share	$1,857,210	5,015,491	$0.37

WGNB Corp.
Notes to Consolidated Financial Statements

September 30, 2006
(unaudited)

(2)	Net Earnings Per Share - continued

	For the nine months ended September 30, 2006
	Net Earnings	Common Shares	Earnings per Share
Basic earnings per share	$5,902,613	4,996,827	$1.18
Effect of dilutive securities - Stock Options	-	60,913	(0.01)
Diluted earnings per share	$5,902,613	5,057,740	$1.17

	For the nine months ended September 30, 2005
	Net Earnings	Common Shares	Earnings per Share
Basic earnings per share	$5,118,386	4,986,687	$1.03
Effect of dilutive securities - Stock Options	-	27,983	(0.01)
Diluted earnings per share	$5,118,386	5,014,670	$1.02

(3)	Stock Compensation Plans

SFAS No. 123 (revised 2004) (SFAS No.123 (R)) "Accounting for Stock-Based Compensation" was adopted by the Company on the required date, January 1, 2006, using the modified prospective transition method provided for under the standard. SFAS No. 123 (R) addresses the accounting for share-based payment transactions in which the Company receives employee services in exchange for equity instruments of the Company. SFAS No. 123 (R) requires the Company to recognize as compensation expense the "grant date fair value" of stock options granted to employees in the statement of earnings using the fair-value-based method. Prior to the adoption of SFAS 123 (R), the Company utilized the recognition and measurement principles that were previously permissible under Accounting Principles Board Opinion No. 25 (APB 25) "Accounting for Stock Issued to Employees" and related interpretations. Under APB 25 no compensation expense was recognized in the statement of earnings, since the grant price was equal to the exercise price.

The following table presents the effect on net earnings and earnings per common share for the three- and nine- months ended September 30, 2005 had the fair-value-based method as required under SFAS 123(R) been applied for those periods:

	Three Months	Nine Months
	2005	2005
Net earnings (as reported)	$1,857,210	5,118,386
Stock-based employee compensation expense determined under the fair-value-method, net of related tax effects	(39,027)	(117,081)
Pro forma net earnings	$1,818,183	5,001,305
As reported:
Earnings per common share	$0.37	1.03
Diluted earnings per common share	$0.37	1.02
Pro forma:
Earnings per common share	$0.36	1.00
Diluted earnings per common share	$0.36	1.00

The compensation expense included in the pro forma results was determined based on the fair value of the option at the time of grant multiplied by the number of options granted, recognized over the vesting period, net of tax effect.

WGNB Corp.
Notes to Consolidated Financial Statements

September 30, 2006
(unaudited)

(3)	Stock Compensation Plans - continued

The Company recognized $32,250 and $96,000 of stock-based employee compensation expense during the three- and nine- months ended September 30, 2006, respectively, associated with its stock option grants. The Company is recognizing the compensation expense for stock option grants with graded vesting schedules on a straight-line basis over the requisite service period of the award as permitted by SFAS No. 123 (R). As of September 30, 2006, there was $312,151 of unrecognized compensation cost related to stock option grants. The cost is expected to be recognized over the vesting period of approximately five years.

The grant-date fair value of each option granted during 2006 and 2005 was $6.70 and $4.44, respectively. The Company did not grant any options during the third quarters of 2006 or 2005. The fair value of each option is estimated on the date of grant using the Black-Scholes Model. The following weighted average assumptions were used for grants in 2006 and 2005:

	2006	2005
Dividend yield	2.85%	2.84%
Expected volatility	13%	13%
Risk-free interest rate	4.54%	4.09%
Expected term	10 years	10 years

(4)	Commitments and Contingencies

Derivative Instruments and Hedging Activities

The Company entered into a series of interest rate swap agreements in the total notional amount of $41,156,509 on September 19, 2006 related to its issuance of brokered certificates of deposit. The interest rate swap contracts have various notional amounts, maturity dates, receive fixed rates and pay floating rates stated in terms of basis points plus or minus 1 Month LIBOR as follows:

Notional Amount	Maturity Date	Receive Fixed Rate	Pay Floating 1 Month LIBOR +/(-) bp
$ 4,056,033	1/31/08	3.75%	(137.65)
3,000,000	4/27/08	4.15%	(94.65)
1,710,000	6/30/08	4.00%	(105.65)
2,945,000	6/30/08	4.10%	(96.65)
5,761,000	6/30/08	5.44%	35.35
1,500,000	2/2/09	3.90%	(110.65)
1,602,992	6/17/09	4.10%	(89.65)
2,942,847	6/30/09	4.20%	(79.65)
2,000,000	6/30/09	4.25%	(74.65)
2,357,702	8/5/09	4.36%	(64.65)
3,550,000	2/1/10	4.00%	(98.65)
2,986,006	4/27/10	4.50%	(49.65)
2,002,985	6/17/10	4.25%	(73.65)
1,984,944	6/30/10	4.45%	(59.650
2,757,000	8/5/10	4.50%	(49.65)
$ 41,156,509

The 1 month LIBOR rate at the initiation of the contracts was 5.33%, but the pay floating rate changes each month on the monthly reset date of each contract at the spread indicated above which remains constant.

WGNB Corp.
Notes to Consolidated Financial Statements

September 30, 2006
(unaudited)

Derivative Instruments and Hedging Activities - continued

The objective of the swap agreements was to decrease the Company’s interest rate risk exposure. Being asset sensitive, the Company was (and remains) susceptible to interest rate risk in a downward rate environment. This was, in part, attributable to the fixed rate nature of our brokered certificates of deposit. The Company is using these swap agreements to convert the fixed rate brokered certificates of deposit into floating rate instruments. Consequently, the interest rate swap contracts allow the Company to hedge changes in the fair value of its brokered certificates of deposit that result from changes in benchmark interest rates. The benchmark interest rate is defined as the 1 month LIBOR. In order to achieve this hedge objective, the Company has agreed to pay a floating rate of interest in exchange for receiving a fixed rate of interest on hedge instruments that is equal to the fixed rate coupon on the certificates of deposit.

The Company uses the long haul method afforded under FAS 133 "Accounting for Derivative Instruments and Hedging Activities" to assess the effectiveness of its current hedging activity and accounted for the hedge instrument as a fair value hedge. The Company will assess the effectiveness of the hedge contracts by regressing the market price, including any premium paid, of the brokered certificates of deposit (the dependent variable) with the market price of interest rate swap (the independent variable) on a quarterly basis until all the contracts have matured. Each regression analysis will include in its data set values from a retrospective (realized historical prices) and prospective (shocked scenario analysis) basis. The hedge will be considered highly effective if the correlation coefficient is within the "80-120" rule, where the R square is highly correlative to the value of 1 and the F-stat is large signifying high explanatory power.

The Company has designated these swap contracts as a fair value hedge and, accordingly, is recording the fair value of the derivative as well as the fair value of the item being hedged on the balance sheet. Changes in the fair value of the swap contracts and the item being hedged will be recorded in current period earnings.

(5)	Contingent Liabilities

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

(6)	Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 48 ("FIN 48") Accounting for Uncertainty in Income Taxes -  an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation will be effective for The Company beginning in January of 2007. The Company is in the process of assessing the impact of this interpretation on its financial position and results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis compares WGNB Corp.’s results of operations for the quarter and nine month periods ended September 30, 2006 and 2005 and reviews the important factors affecting WGNB Corp.’s financial condition at September 30, 2006 compared to December 31, 2005. These comments should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes appearing elsewhere in this Report.

Cautionary Notice Regarding Forward-Looking Statements

Certain of the statements made in this Report and in documents incorporated by reference herein, including matters discussed under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements made by WGNB Corp. (the "Company") or its officers, directors or employees, may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements are based on management’s beliefs, current expectations, estimates and projections about the financial services industry, the economy and about the Company and the Bank in general. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions readers that the following important factors, among others, could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Report:

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

Critical Accounting Policies

The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. These significant accounting policies are described in the notes to the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the "Notes"). Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers these accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying value of assets and liabilities and the results of operations of the Company. All accounting policies are important, and all policies described in Notes should be reviewed for a greater understanding of how the Company’s financial performance is recorded and reported.

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio. Calculation of the allowance for loan losses is a critical accounting estimate due to the significant judgment, assumptions and estimates related to the amount and timing of estimated losses, consideration of current and historical trends and the amount and timing of cash flows related to impaired loans. Please refer to the section of the Company’s Annual Report on 10-K for the year ended December 31, 2005 entitled "Balance Sheet Overview - Provision and Allowance for Possible Loan and Lease Losses" and Note 1 and Note 3 to the Notes for a detailed description of the Company’s estimation processes and methodology related to the allowance for loan losses.

Results of Operations

Overview

Net earnings for the nine months ended September 30, 2006 were $5.90 million, an increase of $784 thousand, or 15.3 percent, compared to the nine months ended September 30, 2005. The net earnings per diluted common share for the nine months ended September 30, 2006 is restated for the 3 for 2 stock split declared September 12, 2006 for shareholders of record as of October 16, 2006 to be distributed November 15 and was $1.17 per share, which was $0.15, or 14.7 percent, more than the same period in 2005. Net earnings for the third quarter ended September 30, 2006 were $2.10 million compared to $1.86 million for the third quarter of 2005, an increase of 12.9 percent. Earnings have grown at a measured pace over the past nine months primarily due to the expansion of the net interest margin and a $160,000, or 12.8 percent decrease in the required provision for loan losses.

The Bank has added three branches since early 2005, but management continues to focus on managing the growth of the Company’s overhead. It is likely that the Company’s overhead will increase over the next eighteen months as the Company attempts to expand its presence into new markets by adding new branches and to increase its brokerage business in the markets currently served. While the Company’s strategy of expansion is expected to increase earnings in the long term, the effect in the short term is likely to result in increased start up expenses. Earnings growth, however, remains management’s primary goal.

Net Interest Income

The Company’s 2006 year-to-date net interest income exceeded that of the same period in 2005 by $2.54 million, or 17.3 percent. After almost four years of historically low interest rates, management anticipated that market rates would eventually increase and sought to "float" its assets in order to benefit from any such increase in rates. Management has attempted to expand the Company’s net interest margin and to subsequently "lock-in" that margin for future rate environments. For additional information on the Company’s hedging strategy, see Note 4 to our consolidated financial statements included elsewhere in this Report.

The primary components of the increase in interest margin include increased average loans outstanding, increased yields on those loans and the Company’s ability to manage its cost of funds. Based on year-to-date averages, average loans outstanding increased by $46.9 million, or 12.0 percent, and the average yield on loans increased by approximately 134 basis points. The year-to-date average yield on all earning assets, including loan fees, increased 117 basis points, from 6.89 percent as of September 30, 2005 to 8.06 percent as of September 30, 2006. The year-to-date average cost of funds increased 100 basis points during the same time period, from 2.68 percent as of September 30, 2005 to 3.68 percent as of September 30, 2006. Comparing the nine months ended September 30, 2006 to the same period in 2005, interest income increased by $7.13 million, or 30.4 percent, while interest expense increased $4.60 million, or 52.4 percent. As expected, the year-to-date net interest margin is increasing, with the net interest margin for 2006 up 23 basis points when compared to the same period in 2005.

To more clearly illustrate the impact of increased interest rates on the Company’s net interest margin, one must compare the current net interest margin to the year-to-date average net interest margin. The increase in the Company’s current (month-to-date) net interest margin as of September 30, 2006 compared to its current net interest margin as of September 30, 2005, reflects a more dramatic increase than the year-to-date averages. The current net interest margin was 4.63 percent as of September 30, 2006 compared to 4.25 percent on September 30, 2005, an increase of 38 basis points. For the remainder of 2006, the average balance and yield on loans is expected to increase at a slower pace as a result of a declining rate of loan growth. Additionally, as market interest rates have now stabilized, we expect the Company’s net interest margin to do so as well. If the Company is able to contain its cost of funds, we expect that the Company’s net interest margin and net interest income will remain stable throughout the remainder of 2006.

Comparing the third quarter ended September 30, 2006 with that of 2005, net interest income increased $956 thousand, or 18.9 percent. Yields on earning assets are increasing as they reprice in this current upward rate environment. Also, and to a lesser extent, the cost of funds is increasing. The net result is an expected increasing or, at a minimum, stabilizing, net interest margin over the fourth quarter of 2006 into 2007. The Company currently has excess liquidity on its balance sheet, but intends to fund its pipeline of loans with those funds. This would have the effect of increasing the Company’s net interest margin since federal funds which are borrowed at the discount rate (currently 5.25%) are used to fund higher yielding loans (typically prime plus 1.00%, or 9.25%).

Non-Interest Income

Non-interest income for the first nine months of 2006 increased $20 thousand, or less than one percent, when compared to the first nine months of 2005. The primary reason for this relatively small increase in non-interest income was a gain resulting from the sale of investment securities totalling $228 thousand in the third quarter of 2005. This gain was non-recurring in nature. While the Company does not typically trade in securities, this sale occurred in order to reposition the Company’s investment portfolio for future increased rate environments. Ignoring the $228 thousand gain in 2005, non-interest income increased $247 thousand, or 5.75 percent.

The Company has entered into two business lines in 2006 that it has not emphasized in prior years. First, the Company has made a concerted effort to expand the investment brokerage services it offers to customers. Second, the Company has become an originator, underwriter and seller or holder of Small Business Administration ("SBA") loans.

On August 23, 2006, the Company entered into tri-party agreement with a registered principal and Raymond James Financial Services, Inc. to provide investment advisory and brokerage services to its customer base. In the past, the Company had a relationship with a brokerage firm whereby it provided rental space on premises to an investment advisor who was an employee of the brokerage firm. After recognizing that brokerage services would be beneficial to the Company’s overall customer base, management implemented a business plan with a well known registered principal in the west Georgia area that ultimately culminated in the Company purchasing this individual’s book of business and hiring him to serve as the Company’s registered principal broker. The Company has also hired an additional financial advisor and two sales assistants. The gross fees earned in brokerage services in the third quarter of 2006 were $56 thousand. The Company did not have significant fee income for brokerage services in 2005.

Over the past year, management has developed an emphasis on producing SBA loans in the west Georgia market. The loans are made primarily to small or start-up business owners. The loans, if approved by both the Company and the SBA, carry an SBA guarantee on a portion of the loan. The guaranteed portion of the loan has a market value which can be packaged with other loans and marketed as investment securities. The Company intends to originate, underwrite and sell or hold SBA loans in an attempt to spread its credit risk from primarily real estate lending to other lending lines and to enhance its non-interest income. A gain on sale of SBA loans is generated when the guaranteed portion of the loan is sold. The Company sold the guaranteed portion of two SBA loans in the nine months ended September 30, 2006, resulting in gains totaling $84 thousand.

Service charges on deposit accounts increased $19 thousand, or less than one percent, through the third quarter of 2006 compared to the nine month year-to-date amount for 2005. Over the past four years, this income category was growing at a much higher rate. We believe that there are two primary reasons for the decline in the growth rate of service charges on deposit accounts. First, while non-sufficient funds fees were growing at an increased pace in prior years, this growth rate has slowed significantly as depositors have been more diligent in maintaining account balances. Second, depositors are typically choosing free non-interest-bearing checking accounts which results in reduced service charges on deposit accounts. We believe, however, that this trend also provides for a lower cost of funds for the Company. Non-interest-bearing checking accounts, for example, have grown by $8.2 million, or 17.3 percent, since September 30, 2005.

As described elsewhere, mortgage origination fees have leveled off from the refinancing boom of 2003 and 2004. Throughout 2005 and 2006, the Company has originated mortgages at a more normalized pace. Mortgage origination fees through September 30, 2006 were $277 thousand, which represented a decrease of $19 thousand, or 6.5 percent, when compared to the same period in 2005. The Company’s mortgage origination volume consists primarily of new and resale home financing as mortgage interest rates continue to remain historically low. While mortgage rates today have increased from their forty year lows, they continue to be favorable to home buyers. The housing market in the Company’s market area is stable and is expected to remain steady through the remainder of 2006 and into 2007.

Miscellaneous income increased by $108 thousand, or 11.0 percent, when comparing the nine months ended 2006 with that of 2005. The increase is attributable to increased volumes of numerous miscellaneous fees as the Company grows its customer base.

Non-interest income for the third quarter ended September 30, 2006 decreased $99 thousand, or 5.8 percent, when compared to the third quarter ended September 30, 2005. As discussed elsewhere, $228 thousand of the other non-inteest income for the third quarter of 2005 was attributable to the gain on a sale of investment securities. The Company intends to focus on increasing its non-interest income. Its efforts to date include the addition of brokerage services and SBA lending to the Company’s product offering in the third quarter of 2006. While the earnings impact of these new business lines may initially negatively impact earnings, management expects that these new ventures and other services will enhance non-interest income in the future.

Non-Interest Expense

Non-interest expense increased $1.45 million, or 13.4 percent, for the nine months ended September 30, 2006 compared to the same period in 2005. Salaries and employee benefits accounted for $837 thousand, or 57.8 percent, of the increase. The Company has increased its full time equivalent employee count to 170 as of September 30, 2006, compared to 147 in September of 2005. As anticipated in our strategic plan, the full time equivalent employee ("FTE") count has increased significantly since September 30, 2005. The increase in FTE’s is due, in great measure, to the addition of two new branches in 2006. For example, the FTE count for the Company increased by 14 as a direct consequence of opening two new branches in the first nine months of 2006. The Company opened its Chapel Hill location in April 2006 and its Banco de Progreso location in July 2006. Both of the new locations reflect management’s strategy of expanding its market share.

The Chapel Hill location represents our effort to expand the Company’s presence in Douglas County. This location adds to our Highway 5 and Mirror Lake locations and provides the Company with a physical presence on the three main thoroughfares in the City of Douglasville and Douglas County. The Banco de Progreso location was specifically designed to serve our rapidly growing Spanish-speaking customer base. While both locations have been progressing as expected, as they reach an earning asset breakeven point they will also increase the Company’s overhead primarily with respect to increased salary and benefits and occupancy expense. The Company intends to continue to expand its presence in existing markets and to enter into new markets in the west and southwest quadrants outside the perimeter of the metro Atlanta area.

The remainder of the increase in FTE’s is due to an increase in commercial lending, credit administration and operations staff to support the rapid growth of the Company. The Company is in a highly regulated industry which requires strict control over processes. The Company is also a reporting company subject to the provisions of the Sarbanes-Oxley Act of 2002 ("SOX"). During 2007, the Company must complete its update to internal control documentation and perform testing in order to comply with Section 404 of SOX by prescribed deadlines. This has required management to enhance its internal control systems, especially in light of the Company’s growth strategy.

Occupancy expenses for year-to-date 2006 increased $171 thousand, or 10.6 percent, from the same period in 2005. This increase is primarily attributable to the Chapel Hill and Banco de Progreso locations discussed above that were placed in service March and July 2006, respectively. Total depreciation expense has increased $64 thousand, or 8.2 percent, comparing the nine-month period ended September 30, 2006 with that of 2005. Other occupancy expenses such as utilities, telephone, insurance, property tax and maintenance and repairs have increased by $107 thousand, or 12.9 percent. The primary reason for the increase in these expenses was the addition of the two branches.

Total other operating expenses for the nine months ended September 30, 2006 increased $439 thousand, or 16.4 percent, when compared to the same period of 2005. Professional fees, including legal and accounting fees, increased by $155 thousand, or 21.3 percent, comparing the nine months ended September 30, 2006 to that of 2005. In the first and second quarter of 2006, the Company incurred non-recurring expenses related to reorganization and realignment of executive management subsequent to the resignation of the Company’s former Chief Executive Officer. Additionally, the Company continues to incur increased accounting and legal fees related to compliance with provisions of SOX and related requirements of the Securities Exchange Commission and NASDAQ stock exchange. The cost of being a public company is expected to remain at an increased level as the Company continues its efforts to comply with Section 404 of SOX before the applicable deadline. Moreover, management anticipates that the Company will become an accelerated filer in 2007 and estimates that compliance costs will further increase in 2007.

Another major component of non-interest expense that has increased in 2006 to date relates to charitable contributions. The amount that the Company has invested in the communities it serves in the form of charitable contributions has increased $72 thousand, or 146.3 percent. Management believes it important and has focused efforts on expanding its corporate presence in its developing market place. Sharing the Company’s increased profitability with the markets it serves is one method of enhancing its corporate citizenship.

Comparing non-interest expense for the third quarter of 2006 to the third quarter of 2005, similar factors and trends hold true. Total non-interest expense increased $604 thousand, or 16.3 percent, comparing the third quarters ended 2006 and 2005. Salaries and benefits accounted for $341 thousand, or a little over fifty percent, of the increase. Occupancy expense accounted for $85 thousand, and other operating expenses accounted for $177 thousand of the increase.

Income Taxes

Income tax expense for the nine months ended September 30, 2006 was $2.54 million compared to $2.05 million for the same period in 2005. The effective tax rate for the period ended September 30, 2006 was 30.1 percent compared to 28.6 percent for the same period in 2005. The increased effective rate is due to the reduced relative impact of investment in federal and state tax credits and reduced state taxes related to interest income from tax free investment securities compared to the total earnings of the Company.

Provision and Allowance for Loan Losses

In June of 2006, the Company charged-off a portion of an impaired loan that had been in work-out for approximately one year. In June of 2005, when it became apparent to management that the credit had become impaired, management created a specific reserve in the amount of $800 thousand for a potential loss in the loan. At that time, management also created a $250,000 additional loan loss provision in recognition of the potential loss. In addition, management built its reserve through monthly provision related to the expansion of the loan portfolio. While there has been significant negotiation with regard to the possible outcome and ultimate collectability of the loan, the loan reached a point in June 2006 where management felt it could estimate the loss with reasonable certainty. Consequently, the Company charged-off $887 thousand on the loan in June 2006. Management believes it is still possible for the Company to recover some of its loss on the loan, although any such recovery is dependent on the completion of a real estate transaction currently underway. Management will continue to evaluate its position with respect to this credit and adjust the provision for loan loss accordingly in the period such determination can be made.

Management continually evaluates the adequacy of the allowance for loan losses which is determined based on management’s judgment concerning the amount of risk inherent in the Company’s loan portfolio. In making its informed judgment, management considers such factors as the change in levels of non-performing and past due loans, historical loan loss experience, borrowers’ financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions. The allowance for loan losses at September 30, 2006 was $5.4 million, or 1.20 percent of total loans, compared to $5.3 million, or 1.26 percent of total loans, at December 31, 2005. Management believes that the allowance for loan losses is adequate to absorb possible losses in the loan portfolio. Changes in the allowance for loan losses for the nine month period ended September 30, 2006 compared to September 30, 2005 are as follows:

Allowance for Loan Loss
	For the Nine Months Ended September 30,
	2006	2005
Balance at beginning of period	$5,327,406	$4,080,148
Charge-offs:
Commercial, financial and agricultural	47,414	19,978
Real estate - construction	-	-
Real estate - mortgage	909,758	433,500
Consumer loans	111,978	80,391
Total charge-offs	1,069,150	533,869
Recoveries:
Commercial, financial and agricultural	8,959	15,006
Real estate - construction	-	-
Real estate - mortgage	-	18,326
Consumer loans	49,283	30,833
Total recoveries	58,242	64,165
Net charge-offs	(1,010,908)	(469,704)
Provision for loan losses	1,090,000	1,250,000

Balance at end of period	$5,406,498	$4,860,444

Ratio of net (charge-offs) recoveries during the period to average loans outstanding	(.23)%	(.01)%

Ratio of allowance to total loans	1.20%	1.18%

Non-Performing Assets and Past Due Loans

Non-performing assets, comprised of real estate owned, non-accrual loans and loans for which payments are more than 90 days past due, totaled $3.8 million at September 30, 2006 compared to $3.9 million at September 30, 2005. Non-performing assets expressed as a percentage of total loans and real estate owned at September 30, 2006 and September 30, 2005 were 0.85 percent and 0.94 percent, respectively.

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

Financial Condition

Overview

Total assets were $560 million at September 30, 2006, an increase of $35.9 million, or 6.9 percent, from December 31, 2005.

Assets and Funding

The balance sheet has grown moderately since December 31, 2005. The Company experienced double digit earning asset growth in 2005 and 2004. That growth rate has not been repeated in the first nine months of 2006. At September 30 2006, earning assets totaled $534 million which represents an increase of $31.0 million, or 6.2 percent, since December 31, 2005. By comparison, at September 30, 2005, earning assets totaled $490 million which represented an increase of $64.6 million, or 15.2 percent, since December 31, 2004. The period ended September 30, 2005 represented the largest dollar volume increase in earning assets in a nine-month period the Bank has experienced in its almost 60 year history. Most of the increase at that time was attributable to loans. Total loans grew by $55.0 million, or 15.4 percent, from the period of December 31, 2004 through September 30, 2005. Total loans have grown by $24.7 million, or 5.8 percent, from December 31, 2005 through September 30, 2006.

Major classifications of loans at September 30, 2006 and December 31, 2005 are summarized as follows:

Loan	At September 30, 2006	At December 31, 2005
Commercial, financial and agricultural	$50,673,396	$51,555,201
Real Estate - mortgage	216,222,632	196,382,365
Real Estate - construction	155,200,533	153,511,262
Consumer	26,310,907	22,271,301
Total	$448,407,468	$423,720,129

Unearned loan fees	(837,828)	(841,109)
Allowance for loan losses	(5,406,498)	(5,327,406)
Net Loans	$442,163,142	$417,551,614

Through September 30, 2006, interest-bearing liabilities have increased $22.7 million, or 5.6 percent, compared to those at December 31, 2005. Non-interest-bearing demand deposits increased $7.8 million, or 16.1 percent, for the nine months ended September 30, 2006. The 16 percent growth rate in non-interest-bearing demand deposits is more rapid growth than the Company has historically experienced. Management attributes this growth rate to "free checking" which has been marketed heavily by the Company. Service charge income has decreased, but non-interest-bearing deposit balances have increased which has a positive impact on the Company’s net interest margin.

During the nine month period ended September 30, 2006, interest-bearing demand deposits decreased $25.1 million, or 16.0 percent, which has been almost entirely attributable to the reduction of funds placed by public entities such as county and city governments. This reduction is not unusual since county and city taxes are collected at the end of the calendar year and spent during the year. In the same nine month period in 2006, time deposits increased $40.0 million, or 18.9 percent. As of December 31, 2005, transaction and savings accounts constituted 50.6 percent and time deposits accounted for 49.4 percent of total deposits. Those same percentages as of September 30, 2006 were 44.1 percent for transaction and savings accounts and 55.9 percent for time deposits. This is one of the factors affecting the Company’s cost of funds since time deposits carry a higher interest cost than transaction accounts.

Loan growth has been primarily funded by deposit growth. As of September 30, 2006, the Company has excess liquidity on its balance sheet to fund future loan growth. The Company has a pipeline of loans that should utilize the excess liquidity by the end of 2006. Time deposit growth has been split almost evenly between the time and time over $100 thousand categories. Time deposits under $100 thousand have grown by $19.7 million, or 19.7 percent, while time deposits over $100 thousand have grown $20.3 million, or 18.2 percent, since December 31, 2005. The Company uses brokered deposits more frequently than in the past since they can be acquired at a reduced cost and in larger volumes as opposed to deposits from within our market area. Because the brokered deposits are generated in large balances, they are easier to model and strategically analyze given interest rate fluctuations and such fluctuations’ impact on the Company’s net interest margin.

Liquidity and Capital Resources

Net cash provided by operating activities totaled $6.7 million for the nine months ended September 30, 2006. Net cash used by investing activities totaled $16.7 million and consisted primarily of a $25.7 million increase in net loans outstanding and a $10.6 million decrease in securities available for sale. The reduction in securities available for sale coincided with the reduction in public funds described above since many of the securities that matured were purchased to pledge against the public funds. Net cash generated by financing activities was $28.7 million, a result of an increase in total deposits of $21.5 million and a decrease in federal home loan bank advances of $10.0 million. The net increase in cash and cash equivalents as of September 30, 2006 was $18.7 million.

Total stockholders’ equity at September 30, 2006 was 9.1 percent of total assets compared to 9.2 percent at December 31, 2005. Since December 31, 2005, the Company’s capital has grown by $3.1 million, or 6.5 percent, while its total assets have grown by $35.9 million, or 6.9 percent. Most of the growth in stockholders’ equity is attributable to retained earnings. These earnings have enabled the Company to pay increasing dividends to its shareholders. Cash dividends to the shareholders have increased by 17.8 percent comparing the three quarters ended September 30, 2006 with the same three quarters in 2005. Additionally, as indicated in the financial statements, the Board declared a 3 for 2 stock split in the form of a stock dividend on September 12, 2006 payable to shareholders of record as of October 16, 2006 and to be issued and distributed on or about November 15, 2006.

At September 30, 2006, WGNB Corp. was in compliance with various regulatory capital requirements administered by federal and state banking agencies. The following is a table representing WGNB Corp.’s consolidated Tier-1, tangible capital, and risk-based capital.

	September 30, 2006
	Actual		Required		Excess
	Amount	%	Amount	%	Amount	%

Total capital (to risk- weighted assets)	$56,328	12.01%	$37,513	8.00%	$18,815	4.01%

Tier 1 capital (to risk- weighted assets)	50,922	10.86%	18,756	4.00%	32,166	6.86%

Tier 1 capital (to average assets)	50,922	9.24%	22,040	4.00%	28,882	5.24%

Off Balance Sheet Risks

Through the operations of the Bank, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time. At September 30, 2006, the Bank had issued commitments to extend credit of $93.4 million through various types of commercial lending arrangements and additional commitments through standby letters of credit of $6.0 million. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The Company manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The Company has little or no risk related to trading accounts, commodities and foreign exchanges.

Interest rate risk, which encompasses price risk, is the exposure of a banking organization’s financial condition and earnings ability to adverse movements in interest rates. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2005, which reflected changes in market prices and rates, can be found in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2005 under the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operation - Asset/Liability Management."

Management actively monitors and manages the Company’s interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital, while adjusting the Company’s asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates may not have proportional impact on interest sensitive assets and liabilities. Management believes that it has improved the Company’s position with regard to interest rate risk resulting from significant changes in market interest rates since December 31, 2005. See Note 4 to the consolidated financial statements included elsewhere in this Report.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its chief executive and chief financial officers, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Report. Based on the evaluation of these disclosure controls and procedures, the chief executive and chief financial officers of the Company concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the third quarter of 2006, the Company declared and paid quarterly cash dividends amounting to $0.275 per share and a 3 for 2 stock split in the form of a stock dividend. The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this Report:

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-SB filed June 14, 2000 (the "Form 10-SB").

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Form 10-SB).

4.1	See exhibits 3.1 and 3.2 for provisions of Company’s Articles of Incorporation and Bylaws defining the rights of shareholders.

4.2	Specimen certificate representing shares of Common Stock (Incorporated by reference to Exhibit 4.2 to the Form 10-SB).

4.3	Rights Agreement dated as of February 12, 1997 between the Company and SunTrust Bank, Atlanta (Incorporated by reference to Exhibit 4.3 to the Form 10-SB).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WGNB CORP.

Date: November 14, 2006	By:	/s/ H. B. Lipham, III
H. B. Lipham, III
Interim President and CEO

By:	/s/ Steven J. Haack
Steven J. Haack
Treasurer Principal Financial Officer