Form 10-K
period 2006-12-31
WGNB CORP
filed 2007-02-16
CIK 1115568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934: For the transition period from __________ to __________

Commission File No. 000-30805

WGNB CORP.
(Exact name of registrant as specified in its charter)

Georgia	58-1640130
(State of incorporation)	(I.R.S. Employer Identification No.)

201 Maple Street P.O. Box 280	(770) 832-3557
Carrollton, Georgia 30117	(Registrant’s telephone number,
(Address of principal executive offices)	Including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Listed
Common Stock, $1.25 par value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one)

Large Accelerated Filer ☐     Accelerated Filer ☐   Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 2b-2 of the Exchange Act).
Yes ☐  No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2006 which is the last business day of its most recently completed second fiscal quarter, was approximately $71,024,902 based on a per share price of $25.00 (which is the average of the ask and bid price reported by the NASDAQ Stock Market) as of such date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the Registrant’s Common Stock have been excluded in that such persons may be deemed affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2007, there were 5,000,613 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

WGNB CORP.

2006 Form 10-K Annual Report

PART I

Item 1. Business

General

WGNB Corp. (the “Company”) is a $575 million asset bank holding company headquartered in Carrollton, Georgia. The Company was organized as a business corporation under the laws of the State of Georgia in 1984 and is a registered bank holding company under the Federal Bank Holding Company Act of 1956, as amended, and under the bank holding company laws of the State of Georgia. The Company conducts operations in western Georgia through its wholly-owned subsidiary, West Georgia National Bank (the “Bank”). The Bank was organized in 1946 as a national banking association under the federal banking laws of the United States. As of February 15, 2007, the Company had 5,000,613 issued and outstanding shares of common stock, $1.25 par value per share (the “Common Stock”), held by approximately 1,000 shareholders of record.

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

The Bank’s main office is located in Carrollton, Georgia. The Bank operates a total of nine branches and seven additional 24-hour ATM sites located in Carroll and Douglas Counties in Georgia. The Bank operates, in addition to its main office, three additional branches in the city of Carrollton one of which serves the Spanish speaking customers in Carroll County, two branches in Villa Rica, one branch in Bowdon and two branches in Douglasville, Georgia.

As a convenience to its customers, the Bank offers at all of its branch locations (except one Banco de Progreso location) drive-thru teller windows and 24-hour automated teller machines. All but one location has Saturday banking hours. The Bank is a member of Star, Cirrus and several other ATM networks of automated teller machines that permit Bank customers to perform monetary transactions in most cities throughout the southeast and other regions. The Bank also offers Internet banking services through its website located at www.wgnb.com. Information included on the Bank’s website is not a part of this Report.

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

As of December 31, 2006, the Bank had deposits of approximately $463 million, and approximately 31 thousand deposit accounts. No material portion of the Bank’s deposits relates to one or a few persons or entities (including federal, state and local governments and agencies). The loss of any one or a few principal deposit customers would not have a material adverse effect on the operations or earnings of the Bank.

The following table sets forth the mix of depository accounts at the Bank as a percentage of total deposits as of December 31, 2006.

Deposit Mix
At December 31, 2006
Non-interest bearing demand	11%
NOW accounts and money market	32%
Savings	2%
Time Deposits
Under $100,000	26%
$100,000 and over	29%
100.00%

Lending Services. The Bank’s lending business consists principally of making consumer loans to individuals and commercial loans to small and medium-sized businesses and professional concerns. In addition, the Bank makes secured real estate loans, including residential and commercial construction loans, and first and second mortgage loans for the acquisition or improvement of personal residences. As of December 31, 2006, the Bank had approximately $474 million in total loans outstanding, representing 82% of its total assets of approximately $575 million. The loan portfolio is made up of both fixed and adjustable rate loans. Approximately 49% of the Company’s total loan portfolio is fixed rate and 51% is adjustable rate as of December 31, 2006. The Bank is not dependent to any material degree upon any single borrower or a few principal borrowers. The loss of any individual borrower or of a few principal borrowers would not have a material adverse effect on the operations or earnings of the Bank.

Real Estate Loans. Loans secured by real estate make up the primary component of the Bank’s loan portfolio, constituting approximately $395 million, or 83%, of the Bank’s total loans as of December 31, 2006. Approximately 46% of the real estate loans are fixed rate and 54% are adjustable rate. Approximately 50% of the fixed rate real estate loans mature in one year or less and approximately 94% of the fixed rate real estate loans mature in five years or less. These loans consist of commercial real estate loans, construction and development loans, residential real estate loans and home equity loans. Real estate loans are collateralized by commercial and residential real estate primarily located in the Company’s primary and secondary market areas. The types of real estate that typically constitute collateral include primary and secondary residences for individuals, including multi-family projects, places of business, real estate for agricultural uses and undeveloped land.

Commercial Loans, Other Than Commercial Loans Secured by Real Estate. The Bank makes loans for commercial purposes in various industries resident to its market area. As of December 31, 2006, commercial loans constituted approximately $52 million, or 11% of the Bank’s total loans. Approximately 43% of commercial loans are fixed rate while 57% are adjustable. The typical commercial loan has a maturity of three years or less. The typical commercial loan has collateral such as equipment for business use and inventory and may include unsecured working capital lines.

Consumer Loans. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans and lines of credit. As of December 31, 2006, the Bank held approximately $27 million of consumer loans, representing 6% of its total loans. Consumer loans are primarily fixed rate in nature with 96% of this loan category carrying fixed rates. These loans are typically collateralized by personal automobiles, recreational vehicles or cash on deposit and may include unsecured loans to individuals.

Other Lending Activities. The Bank also engages in secondary-market mortgage activities whereby the Bank originates mortgage loans on behalf of investor correspondent banks that fund the loans. The investor correspondent banks underwrite and price the loans and the Bank receives a fee for originating and packaging the loans. Periodically, the Bank receives discount points depending on the pricing of the loan. No mortgage loans are held by the Bank for resale nor does the Bank service third party loans.

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

While the loan policy includes a provision generally limiting all types of real estate loans to 85% of the total loan portfolio, the executive loan committee can approve loans that exceed the policy limits on a case by case basis where warranted. At the end of the fourth quarter of 2006, we were within the overall real estate concentration target although we have approved concentrations above the target in the specific segments of single family construction and land development. With the benefit of our experienced lenders and specialized controls, we are able to serve this market with low historical loan loss. We will continue to capture opportunities in these segments while actively seeking to diversify our portfolio into other business lines such as commercial and industrial loans as well as Small Business Administration loans.

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

Loan Approval. The Bank’s loan approval policies provide for various levels of officer lending authority. When the aggregate outstanding loans to a single borrower exceeds an individual officer’s lending authority, the loan request must be considered and approved by an officer with a higher lending limit or an officers’ loan committee (the “OLC”). Individual officer’s secured and unsecured lending limits range from $5,000 to $150,000, depending on seniority. The OLC, which consists of the Bank’s President, one Executive Vice President, two Senior Vice Presidents and other lenders, has a lending limit of $500,000 for secured and $200,000 for unsecured loans. Loans between $500,000 and the Bank’s legal lending limit must be approved by the Bank’s Executive Loan Committee (the “ELC”), which is made up of the CEO and President of the Bank and six outside directors.

Loan Review. During 2006, the Bank’s loan review process was reestablished and strengthened significantly. The Chief Credit Officer reviewed and improved critical policies and procedures to adequately support the current portfolio as well as to set the stage for planned growth. A comprehensive credit administration process is imperative as portfolio size and complexity increases.

The Bank has a comprehensive loan review process involving independent internal loan review and as necessary, independent consulting firms. The loan review process is designed to promote early identification of credit quality problems at both the relationship level and portfolio level. The scope of loan review activity for the commercial and business portfolio includes a minimum of 100% of all loan relationships greater than $1 million and 75% of all loan relationships between $800 thousand and $1 million. All loan officers are charged with the responsibility of grading their loans. Loan review may modify grades as part of the loan review process, with the Chief Credit Officers approval, to ensure proper risk identification. Loan reviews are presented to ELC for oversight and concurrence. The Bank’s risk identification process is reviewed by its regulators and its independent auditors giving further oversight and feedback.

The Bank’s loan reviewer, added in December 2005, has developed an annual loan review schedule to meet annual review penetration goals. This added experience has also improved the loan review work product, making reviews an important part of our individual loan and portfolio management process. The loan review schedule is reviewed regularly for adherence to performance and production goals. As necessary, outside loan review consultants may be retained to increase review coverage.

Market Area

The following statistical data relating to our market area is based on information contained in a report published by the University of West Georgia Department of Economics dated November 9, 2006 and other information published by the FDIC on its website.

The Bank’s primary market area includes all of Carroll, Douglas and Paulding Counties in Georgia. Approximately 90% of the Bank’s deposit customers reside in Carroll County, although it attracts some loan business from neighboring Douglas and Paulding Counties. The Bank’s secondary market area includes the Georgia counties of Heard, Haralson, Coweta, Cobb and the southern portion of Fulton, and the Alabama counties of Clebourne and Randolph. Carroll County is located approximately 45 miles southwest of Atlanta and 90 miles east of Birmingham, Alabama. Carroll County ranks 29th among Georgia’s 159 counties in land area and 18th in population. Its major industries include manufacturing, wholesale and retail trade, food processing, accommodation and food services, construction and health services. The Bank’s main office is located in Carrollton, which is the county seat for Carroll County. The University of West Georgia, which serves more than 10,000 students, Southwire Inc. and Tanner Medical Center are also located in Carrollton.

Carroll County continues to be the largest deposit base county in the Bank’s market area with Douglas County, to its east, and Paulding County, to its north, emerging as deposit growth areas. The amount of total deposits in Carroll County was approximately $1.81 billion as of June 30, 2006, compared to total deposits of approximately $1.57 billion as of June 30, 2005. Total deposits in Carroll County grew by 15.3% from June 30, 2005 to June 30, 2006 which exceeds the average annual growth rate over the last ten years of just over 5%. The Bank holds 22% of this market’s deposits and ranks number one in terms of market share for Carroll County. The number two, three and four banks have 17%, 13% and 10% of the market area’s deposits, respectively. The top four banks (including West Georgia National Bank) held a total of 62% of the market share of deposits in Carroll County.

Douglas County (which has the largest population of the five county West Georgia region and ranks 15th among all 159 Georgia counties) had the second largest deposit base in our market area with $1.40 billion in total deposits and a 21.7% deposit growth rate in 2006. The Bank held a market share of 2.9% of total deposits in Douglas County, or $40 million, as of June 30, 2006, representing the 9th largest deposit market share for any financial institution located in Douglas County. If one combines Carroll and Douglas County’s market share, the Bank holds the highest market share of total deposits in the combined counties at 13.9%. The bank holding the next highest market share for the combined counties holds 10.4% and the top four institutions (including West Georgia National Bank) hold 42.8% of the deposits in this combined market area. Our third largest market in terms of deposit base was Paulding County, with the Bank having $972 million in total deposits and a 13.3% deposit growth rate in 2006 for this market.

The Bank established three branches in the Douglas County market over the past five years. One branch is located on Highway 5 just south of I-20, one branch is located on Chapel Hill Road near Arbor Place Mall just south of I-20 and the third is located in a rapidly developing area known as Mirror Lake located on Mirror Lake Boulevard just north of I-20. The Bank opened its branch on Chapel Hill Road in April 2006 and intends to serve its Douglas County market with these three locations. Total deposits in those three branches as of December 31, 2006 were $47.9 million, representing a 37.1% growth rate from December 31, 2005. Total loans in those three branches were $135.8 million as of December 31, 2006, a growth rate of 13.3% when compared with December 31, 2005.

In addition to the Chapel Hill Branch, in July 2006 the Bank opened a new division of West Georgia National Bank called Banco De Progreso, “the Bank of Progress”, designed to serve the Spanish-speaking population in the Bank’s market area. The Bank had been serving the Latino population in its main office location for the previous 20 months with great success. The service that the Bank provided to that population was so popular that management opened a separate location in Carrollton located on Bankhead Highway next to a Big Lots Store in Lake Carroll Mall. Banco de Progreso is located near a Spanish-speaking real estate agency, a location that benefits both businesses. In just under six months, Banco de Progreso has grown its loan portfolio to $9.0 million with low delinquency and its deposits to $522,000.

Competition

The Bank operates in a competitive environment, competing for deposits and/or loans with commercial banks, thrifts and other financial entities. Principal competitors include other small community commercial banks (such as McIntosh Commercial Bank, First Georgia Community Bank, Community Bank of West Georgia, Peoples Community National Bank and Hometown Bank of Villa Rica) and larger institutions with branches in the Bank’s market area such as CB&T of West Georgia (a division of Synovus Bank), BB&T, Regions Bank, United Community Bank, Bank of America, SunTrust Bank and Wachovia Bank. Numerous mergers and consolidations involving banks in the Bank’s market area have occurred, requiring the Bank to compete with banks with greater resources. However, West Georgia National Bank enjoys the reputation of being the largest and oldest independent bank in Carroll County recently celebrating its 60th year of service. McIntosh Commercial Bank commenced operations in the fourth quarter of 2002, Community Bank of West Georgia commenced operations in the second quarter of 2003, First Georgia Community Bank commenced operations in the third quarter of 2003 and Peoples Community National Bank commenced operations in the third quarter of 2004. We believe these de novo banks are limited in their funding strategies because they typically have access to wholesale funding which is limited to a certain percentage of total deposits. Given the limited growth in total deposits in Carroll County, this has the effect of driving an increase in deposit rates as the new banks compete for funds in the market area.

The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. Many of the financial institutions operating in the Bank’s market area offer services such as trust and international banking, which the Bank does not offer, and have greater financial resources or have substantially higher lending limits than the Bank.

To compete with other financial services providers, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customers’ needs. Management believes that the Bank has an opportunity to establish business ties with customers who have been displaced by the consolidations of other banks and desire to forge banking relationships with locally owned and managed institutions. In addition, as commercial customers’ needs outgrow a de novo bank’s ability to fund their business, the Bank can serve those customers because it has a higher loan-to-one borrower limit.

The Bank offers many personalized services and attracts customers by being responsive and sensitive to the needs of the community. A recent example of this strategy is the Bank’s entrée into its Spanish-speaking division. The Bank relies not only on the goodwill and referrals of satisfied customers as well as traditional media advertising to attract new customers, but also on individuals who develop new relationships to build its customer base. To enhance the Bank’s image in the community, the Bank supports and participates in many events. Employees, officers and directors represent the Bank on many boards and local civic and charitable organizations.

Employees

As of December 31, 2006, the Bank had 182 full time equivalent employees, none of whom is a party to a collective bargaining agreement. Certain executive officers of the Bank also serve as the officers of the Company (which does not have compensated employees). The Company believes that the Bank enjoys satisfactory relations with its employees.

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

Financial Services Modernization Act. Although the activities of bank holding companies have traditionally been limited to the business of banking and activities closely related or incidental to banking (as discussed above), the Gramm-Leach-Bliley Act (also known as the Financial Services Modernization Act of 1999) relaxed the previous limitations and permitted bank holding companies to engage in a broader range of financial activities. Specifically, bank holding companies may elect to become financial holding companies which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Among the activities that are deemed “financial in nature” include:

•	lending, exchanging, transferring, investing for others or safeguarding money or securities;

•	insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker with respect thereto;

•	providing financial, investment, or economic advisory services, including advising an investment company;

•	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and

•	underwriting, dealing in or making a market in securities.

A bank holding company may become a financial holding company under this statute only if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. A bank holding company that falls out of compliance with such requirement may be required to cease engaging in certain activities. Any bank holding company that does not elect to become a financial holding company remains subject to the bank holding company restrictions of the Act.

Under this legislation, the Federal Reserve Board serves as the primary “umbrella” regulator of financial holding companies with supervisory authority over each parent company and limited authority over its subsidiaries. The primary regulator of each subsidiary of a financial holding company will depend on the type of activity conducted by the subsidiary. For example, broker-dealer subsidiaries will be regulated largely by securities regulators and insurance subsidiaries will be regulated largely by insurance authorities.

The Bank has no current plans to register as a financial holding company.

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

Federal Deposit Insurance Reform

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (FDIRA). The FDIC was required to adopt rules implementing the various provisions of FDIRA by November 5, 2006. Among other things, FDIRA changes the Federal deposit insurance system by:

•	raising the coverage level for retirement accounts to $250,000;

•	indexing deposit insurance coverage levels for inflation beginning in 2012;

•	prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;

•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the DIF); and

•	providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

FDIRA also authorizes the FDIC to revise the current risk-based assessment system, subject to notice and comment and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

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

As discussed below, additional capital requirements imposed by the OCC may limit the Bank’s ability to pay dividends to the Company. The Bank declared dividends in the amount of $3,601,765 to the Company during 2006. Under the OCC guidelines, as of December 31, 2006 the Bank was permitted to pay the Company dividends of up to $11,626,000 without obtaining prior regulatory approval.

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

As of the date of this Report, the Company and the Bank are both considered to be well capitalized according to their regulatory capital requirements. See Note 9 of the Notes to Consolidated Financial Statements for additional details.

Interstate Banking and Branching Restrictions

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), an adequately capitalized and adequately managed bank holding company may acquire a bank across state lines, without regard to whether such acquisition is permissible under state law. A bank holding company is considered to be “adequately capitalized” if it meets all applicable federal regulatory capital standards.

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

The Riegle-Neal Act permits banks with different home states to merge unless a particular state opts out of the statute. Georgia adopted legislation which has permitted interstate bank mergers since June 1, 1997.

The Riegle-Neal Act also permits national and state banks to establish de novo branches in another state if there is a law in that state which applies equally to all banks and expressly permits all out-of-state banks to establish de novo branches. However, in 1996, Georgia adopted legislation which opts out of this provision. The Georgia legislation provides that, with the prior approval of the Georgia Department of Banking and Finance, after July 1, 1996, a bank may establish three new or additional de novo branch banks anywhere in Georgia and, beginning July 1, 1998, a bank may establish new or additional branch banks anywhere in the state with prior regulatory approval.

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

Consumer Credit Reporting

On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act (the FAIR Act), amending the federal Fair Credit Reporting Act (the FCRA). Amendments to the FCRA include, among other things:

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

The amendments also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes, subject to certain exceptions. The Company and the Bank have implemented procedures to comply with those new rules.

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

Other Developments

On January 22, 2007, WGNB Corp entered into an agreement and plan of reorganization by and among WGNB Corp., West Georgia National Bank, First Haralson Corporation, and First National Bank of Georgia whereby First Haralson Corporation will be merged with and into WGNB Corp. and, concurrently, First National Bank of Georgia will be merged into West Georgia National Bank. The consummation of the transaction is subject to approval by shareholders and is anticipated to close in the second quarter of 2007. First Haralson Corporation is headquartered in Buchanan, Georgia and operates five branches in Haralson County and two branches in Carroll County. As of December 31, 2006, First Haralson Corporation held $215.4 million in total assets, $139.9 million in total loans, $176.9 million in total deposits and $25.7 million of shareholders’ equity. For the fiscal year ended December 31, 2006, First Haralson Corporation recorded net income of $2.4 million.

Under the terms of the merger agreement, First Haralson Corporation’s shareholders may elect to receive cash, WGNB Corp. common stock, or a combination of the two for $46,250,000 in the aggregate. The shareholder election is subject to limits of a minimum of $11,562,500 and a maximum of $18,500,000 of cash consideration being issued in the merger. In addition, the terms of the merger agreement allow First Haralson Corporation to pay a one-time, special dividend not to exceed $7,250,000 in the aggregate, or approximately $35.67 per share, for each First Haralson Corporation share to First Haralson Corporation shareholders prior to the closing of the proposed transaction. The transaction has been unanimously approved by the boards of directors of both companies and is subject to shareholder and regulatory approvals, as well as other customary conditions of closing.

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

Item 1B. Unresolved Staff Comments. Not applicable.

Item 2. Properties

The Company and the Bank’s main office is located at 201 Maple Street in Carrollton, Georgia near the city’s downtown square at the intersection of Georgia Highway 16 and U.S. Highway 27. The Bank has three other locations within the city limits of Carrollton including Banco de Progreso. The First Tuesday Mall office is located at 1004 Bankhead Highway and the Motor office is located at 314 Newnan Street. The Banco De Progreso office is located at 1111 Bankhead Highway. In addition, the Bank has two other locations in Carroll County, one located at 725 Bankhead Highway, Villa Rica, Georgia and another located at 205 East College Street, Bowdon, Georgia.

As to its Douglas County locations, the Mirror Lake branch is located on the northeast corner of Mirror Lake Boulevard and Conner Road in front of the Village at Mirror Lake shopping center. The Bank owns a second Douglas County branch which is located at 9557 Georgia Highway 5 in Douglasville. In April of 2006, the Bank opened its third location in Douglas County, which is located at 9360 The Landing Drive on Chapel Hill Road adjacent to Arbor Place Mall in Douglasville.

All locations are typical of branch banking facilities located throughout the United States and all locations, except the Motor office, are full service locations. The Motor office provides primarily teller and ATM transactions and does not originate loans.

The Bank’s main office, operations center and related parking are located on approximately 2.5 acres. The main office is a two-story building with a total of approximately 19,100 square feet housing its lobby, retail offices, administrative and executive offices. The operations center is a two-story building with a total of approximately 12,200 square feet housing a computer room, administrative offices and storage facilities. The branch offices (with the exception of the Motor office which is approximately 700 square feet) are typical of other banking facilities and are approximately 5,000 square feet in size. The Mirror Lake and Chapel Hill branches provide a new look for the Bank and contain customer-centric features such as concierge customer service areas with workstations and Internet connectivity. The Mirror Lake branch utilizes a remote teller system and is designed to be high-touch customer service and low-touch transactional service. The new Chapel Hill branch (formerly a Wachovia location) was built in 2001 and is a 3,400 square foot building on approximately one acre with brick and veneer exterior. Each branch location has an ATM that is either walk-up or drive-up. The Motor office and Highway 5 Douglasville offices are leased facilities. All of the other office facilities are owned. The Bank also operates seven additional ATMs on leased properties located throughout the Carrollton and Villa Rica areas.

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

PART II

Item 5.  Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s Common Stock is traded on the NASDAQ Capital Market System under trading symbol “WGNB”. Approximately 1,000 shareholders of record held the Common Stock as of February 15, 2007. Set forth below are the high and low sales prices for each full quarterly period during 2005 and 2006 and the dividends declared and paid per share of Common Stock for those periods.

On September 12, 2006, the Company’s board of directors declared a three-for-two stock split, in the form of a stock dividend, for all shareholders of record as of October 16, 2006. The stock dividends were paid on November 15, 2006. All share and per share amounts have been restated to reflect the effects of the stock split at the beginning of the period.

	Price Range Per Share		Dividends Paid Per
	Low	High	Share
2005:
First Quarter	$19.23	$20.33	$0.143
Second Quarter	19.50	20.33	0.150
Third Quarter	20.00	21.67	0.157
Fourth Quarter	22.91	25.33	0.163

2006:
First Quarter	$24.00	$25.81	$0.170
Second Quarter	24.73	26.00	0.177
Third Quarter	24.27	28.17	0.183
Fourth Quarter	25.51	31.47	0.190

Dividends

The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements. See “Business - Supervision and Regulation - Dividends.”

Recent Sales of Unregistered Securities

The Company did not issue any securities during the year ended December 31, 2006 that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its securities during the fourth quarter of 2006.

Item 6.  Selected Financial Data

The selected consolidated financial data of the Company for and as of the end of each of the periods indicated in the five-year period ended December 31, 2006 have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company, including the notes to those consolidated financial statements contained elsewhere in this Report.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except share and per share data)
For the Year:
Total Interest Income	$42,093	$32,546	$25,268	$23,542	$24,296
Total Interest Expense	18,727	12,583	7,570	7,527	8,724
Net Interest Income	23,366	19,963	17,698	16,015	15,572
Provision for Loan Losses	1,465	1,550	925	350	483
Net Interest Income After Provision for Loan Losses	21,901	18,413	16,773	15,665	15,089
Total Other Income	6,404	6,008	5,637	5,554	5,251
Total Other Expense	16,519	14,464	13,664	12,752	12,127
Earnings Before Income Taxes	11,786	9,957	8,746	8,467	8,213
Income Taxes	3,458	2,889	2,682	2,680	2,668
Net earnings	8,327	7,067	6,064	5,787	5,545
Per Share Data:
Net earnings	1.67	1.42	1.22	1.17	1.14
Diluted net earnings	1.66	1.41	1.21	1.15	1.13
Cash dividends declared	.72	.61	.52	.45	.40
Book value	10.50	9.61	9.01	8.49	7.77
Tangible book value	10.50	9.61	9.01	8.49	7.77
At Year End:
Total loans	474,319	423,720	356,909	296,498	273,471
Earning assets	550,466	503,275	425,062	367,694	360,226
Assets	575,329	523,643	441,929	393,216	385,121
Total deposits	462,813	429,049	338,398	303,316	298,726
Stockholders’ equity	52,496	47,952	44,962	42,089	38,520
Common shares outstanding	5,000,613	4,987,794	4,988,661	4,959,678	4,960,100
Average Balances:
Total loans	441,883	395,943	330,159	287,861	262,781
Earning assets	522,703	473,480	404,121	357,468	337,583
Assets	549,691	501,191	428,637	384,395	357,418
Deposits	440,560	393,851	325,991	296,723	279,483
Stockholders’ equity	50,358	46,857	43,742	40,708	35,640
Weighted average shares outstanding	4,998,103	4,986,930	4,958,604	4,962,131	4,865,774
Key Performance Ratios:
Return on average assets	1.51%	1.41%	1.41%	1.51%	1.55%
Return on average equity	16.54%	15.08%	13.86%	14.22%	15.56%
Net interest margin, taxable equivalent	4.60%	4.37%	4.55%	4.65%	4.76%
Dividend payout ratio	43.11%	43.19%	42.62%	38.29%	34.94%
Average equity to average assets	9.16%	9.35%	10.20%	10.59%	9.97%
Average loans to average deposits	100.30%	100.53%	101.28%	97.01%	94.02%
Overhead ratio	55.49%	55.69%	58.56%	59.12%	58.24%

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

EARNINGS OVERVIEW

For the Years Ended December 31, 2006, 2005 and 2004

The net earnings of the Company were $8.3 million in 2006, $7.1 million in 2005 and $6.1 million in 2004, representing an increase of 17.8% between fiscal years 2005 and 2006 and an increase of 16.5% between fiscal years 2004 and 2005. Net earnings per share on a fully diluted basis were $1.66 for 2006, $1.41 for 2005 and $1.20 for 2004, representing an increase of 17.7% between fiscal years 2005 and 2006 and 17.5% between fiscal years 2004 and 2005. Return on average assets and return on average shareholders’ equity for 2006 were 1.51% and 16.54%, respectively, compared with 1.41% and 15.08%, respectively, for 2005, and 1.41% and 13.86%, respectively, for 2004. Over the past ten years, the Company’s return on average assets has averaged 1.52% and its return on average equity has been 16.0%.

In 2006, the Company experienced loan growth of $50.6 million, or 11.9%, compared to $66.8 million, or 18.7%, in 2005 and $60.4 million, or 20.4%, in 2004. The average loan growth rate over the past ten years has been 14.0%. The Company’s ability to grow loans in both quality and quantity is important to its ability to grow earnings. The Company’s core business is lending and management maintains underwriting and pricing policies and procedures to grow revenues and not significantly increase its credit or interest rate risk exposure. Much of the loan growth that the Company experienced in 2006 took place in the fourth quarter. Total loans grew by $25.9 million or 5.8% (23.2% annualized) in the fourth quarter of 2006.

Our net interest margin increased substantially in 2006. Since the Company recorded less then average loan growth, the increase in the net interest margin was crucial to earnings growth in 2006. Market interest rates as measured by the discount rate increased 100 basis points since December 31, 2005. Because the Company is slightly asset sensitive, increased market interest rates has the impact of increasing the net interest margin. The net interest margin for 2006 was 4.60% compared to 4.37% in 2005 and 4.55% in 2004. As rates stabilize, the expected impact to the Company’s net interest margin is to stabilize as well.

There were two significant financial occurrences in the fourth quarter of 2006 that impacted net earnings in a positive manner. The Company realized a gain on other real estate owned in the amount of $232 thousand in the fourth quarter of 2006. The Company had negotiated for almost six years the release of the property for foreclosure. During 2005, the Company successfully foreclosed on the property and, during 2006, completed a sale of the property. This gain is non-recurring in nature. Secondly, in the fourth quarter of 2006, the Company earned federal tax credits in the approximate amount of $144,000 to be recognized on a low to moderate income housing project in which it is a partner. The tax credits are recurring in nature and will be of benefit to the Company over the next ten years.

Finally, management continually seeks to increase revenues while controlling costs. In 2006, the overhead ratio (non-interest expense/net interest income plus non-interest income) was 55.5% compared to 55.7% in 2005 and 58.6% in 2004. The Company managed to decrease its overhead ratio despite opening three new branches in the last 24 months. Improved overhead ratio is, in essence, evidence of improved efficiency with the use of the Company’s resources. Described below are details of the major components of the Company’s improved earnings performance.

Net Interest Income

The Company’s operational results primarily depend on the earnings of the Bank. The Bank’s earnings depend, to a large degree, on its ability to generate net interest income. Net interest income represented 78.5%, 76.9% and 75.8% of net interest income plus other income in 2006, 2005 and 2004, respectively. The following discussion and analysis of net interest margin assumes and is stated on a tax equivalent basis. That is, non-taxable interest is restated at its taxable equivalent rate.

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

Net interest income for the Company increased by $3.4 million, or 17.0%, in 2006 from 2005, and by $2.3 million, or 12.8%, in 2005 from 2004. Net interest income at December 31, 2006 was $23.4 million compared to $20.0 million at December 31, 2005 and $17.7 million at December 31, 2004. The net interest margin on interest earning assets was 4.60% in 2006, 4.37% in 2005 and 4.55% in 2004 on a tax equivalent basis. Beginning in early 2001 through the end of 2003, short term interest rates dropped 550 basis points. Through 2006, however, short term interest rates have rebounded 575 basis points. This broad fluctuation can have a significant impact on the Company without robust interest rate risk management. The Company seeks to manage its interest rate risk such that fluctuations in market rates do not have a significant negative impact on earnings.

The Bank’s net interest margin increased by 23 basis points when comparing 2006 to 2005. Measuring the last three years, the Bank’s interest margin increased 5 basis points from what it was in 2004. We believe management’s interest rate risk strategies helped to mitigate the effects of rapidly declining and then rapidly increasing interest rates. While banks are able to more easily maintain a steady interest margin in flat rate environments, without diligent interest rate risk management banks are susceptible to declining interest margins and earnings in rapidly changing interest rate environments.

The Bank’s average yield on earning assets in 2006 on a tax equivalent basis was 8.18%, an increase of 115 basis points over 2005. Its average cost of funds was 4.27% in 2006, an increase of 109 basis points from 2005. Net interest income increased steadily over the last three years particularly in 2006 as interest rates continued to rise and then stabilized in the last half of 2006. This is a result of two things: 1) the increase in the Bank’s volume of earning assets and 2) the Bank’s slight asset sensitivity. The average balance of interest earning assets increased by $49.2 million, or 10.4%, in 2006 compared to $69.4 million, or 17.2%, for 2005 and $46.7 million, or 13.1%, for 2004.

The Bank’s balance sheet has traditionally been slightly liability sensitive, but as 2004, 2005 and 2006 progressed, management sought to become more evenly matched and perhaps slightly asset sensitive. That is, management sought to shift to a scenario where assets re-price faster than liabilities. Therefore, in a rising rate environment, the Bank’s interest margin will tend to increase. When market interest rates fall rapidly, as they did in 2002 and 2003, and subsequently increase rapidly, as they did in 2005 and 2006, the interest margin needs time to respond to the rate changes. Now that rates have stabilized, we believe the Bank’s interest margin may compress slightly as slower repricing deposits cause the Bank’s cost of funds to increase. The ability of management to accomplish its objective of managing interest rate risk is largely dependent on its ability to manage the cost of funds in a competitive deposit gathering market.

Since the Bank is slightly asset sensitive, the impact of a falling rate environment could have a negative impact on net interest margin. However, management has chosen to hedge its fixed rate borrowings with the $30 million notional amount swap contract. In addition, because this swap matures in five months, management hedged a portion of its fixed rate brokered certificates of deposit with a series of fifteen interest rate swaps in September of 2006. Each swap hedges a specific CD maturity, but in total there is a $41 million notional amount of the hedge. Each swap is described in Note 1 and Note 7 to the consolidated financial statements contained elsewhere in this Report. The $30 million swap contract decreased interest expense in 2005 by $31 thousand. However, during 2006, the combined swap contracts increased interest expense $489 thousand since short term rates had risen above the 3.40% and 4.51% (weighted average) fixed rates on the $30 million and $41 million swap contracts, respectively. Of course, if short term rates continue to increase, the cost of the swaps will increase, but not as much as the expected yield on interest bearing assets. Conversely, if rates decrease the Bank has immediate protection with the swaps that are in place.

The following table shows, for the past three years, the relationship between interest income and interest expense and the average daily balances of interest-earning assets and interest-bearing liabilities on a tax equivalent basis assuming a rate of 34%:

Table 1
Average Consolidated Balance Sheets and Net Interest Analysis
(in thousands)

	For the Years Ended December 31,
	2006			2005			2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Interest earnings assets:
Federal funds sold	$12,133	641	5.28%	$11,331	394	3.48%	$12,155	151	1.24%
Investments:
Taxable	40,528	2,491	6.15%	35,687	2,109	5.91%	35,342	1,903	5.38%
Tax exempt	28,159	1,825	6.48%	30,520	1,997	6.54%	26,465	1,821	6.88%
Total Investments	80,820	4,957	6.13%	66,207	4,106	6.20%	61,807	3,724	6.03%
Loans (including loan fees):
Taxable	440,939	37,695	8.55%	394,209	28,631	7.26%	328,279	21,894	6.67%
Tax Exempt	944	94	9.96%	1,734	143	8.25%	1,880	178	9.46%
Total Loans	441,883	37,789	8.55%	395,943	28,774	7.27%	330,159	22,072	6.69%
Total interest earning assets	522,703	42,746	8.18%	473,481	33,274	7.03%	404,121	25,947	6.42%
Other non-interest earnings assets	26,988			27,710			24,516
Total assets	$549,691			$501,191			$428,637

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Deposits:
Demand	$137,747	4,995	3.63%	$136,248	3,183	2.34%	$127,754	1,181.92%
Savings	16,908	185	1.09%	18,011	100.56%		17,368	43.25%
Time	232,143	10,776	4.64%	189,368	6,974	3.68%	133,997	3,916	2.92%
FHLB advances
& other borrowings	51,985	2,771	5.33%	52,407	2,326	4.44%	54,081	2,430	4.49%
Total interest-bearing liabilities	438,783	18,727	4.27%	396,034	12,583	3.18%	333,200	7,570	2.27%

Non-interest bearing deposits	53,762			50,224			46,872
Other liabilities	6,787			8,076			4,823
Shareholders’ equity	50,359			46,857			43,742
Total liabilities and
Shareholders’ equity	$549,691			$501,191			$428,637
Excess of interest-earning assets
over interest-bearing liabilities	$83,920			$77,447			$70,921
Ratio of interest-earning assets to
interest-bearing liabilities	119.13%			119.56%			121.28%

Net interest income tax equivalent		24,019			20,691			18,377
Net interest spread			3.91%			3.85%			4.15%
Net interest margin on interest earning assets			4.60%			4.37%			4.55%

Tax Equivalent Adjustments:
Investments		(621)			(679)			(619)
Loans		(32)			(49)			(60)
Net interest income		$23,366			$19,963			$17,698

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

Table 2
Changes in Interest Income and Expense on a Tax Equivalent Basis
(in thousands)

	Increase (decrease) due to changes in:
	2006 over 2005			2005 over 2004
	Volume	Rate	Total	Volume	Rate	Total
Interest income on:
Federal funds sold	$42	205	247	$(29)	272	243
Taxable investments	297	84	381	20	187	207
Non-taxable investments	(153)	(19)	(172)	266	(91)	175
Taxable loans	3,995	5,070	9,065	4,788	1,949	6,737
Non-taxable loans	(78)	29	(49)	(12)	(23)	(35)
Total Interest Income	4,103	5,369	9,472	5,033	2,294	7,327

Interest expense on:
Deposits:
Demand	54	1,757	1,811	198	1,805	2,003
Savings	(12)	98	86	4	53	57
Time	1,985	1,817	3,802	2,039	1,019	3,058
FHLB advances & other borrowings	(22)	467	445	(74)	(30)	(104)
Total Interest Expense	2,005	4,139	6,144	2,167	2,847	5,014
Increase (decrease) in net interest income	$2,098	1,230	3,328	$2,866	(553)	2,313

Other Income and Expense

Other income in 2006 was $6.4 million, an increase of $396 thousand, or 6.6%, from 2005. The increase in other income from 2004 to 2005 was $371 thousand, or 6.6%. During both 2006 and 2005, the Company realized non-recurring gains. In the fourth quarter of 2006 as mentioned previously in this report, the Company recognized a gain on the sale of other real estate owned in the amount of $232 thousand. The Company does not expect that it will realize such gains frequently. However, the sale of foreclosed real estate is in the normal coarse of collecting on impaired loans. In 2005, the company recognized a gain on investment securities available for sale in the amount of $228 thousand. Management rarely elects to sell investment securities. However, this particular sale strategy allowed the Bank to reposition its portfolio for rising rates, recognize the gain associated with the sale of the investment securities and accomplish both by selling $3.8 million of bonds, or approximately 5% of the portfolio.

Service charges on deposit accounts have stabilized and actually declined from 2005 to 2006 after having increased over the previous three years. The Bank instituted a free checking program which reduced service charges on deposit accounts, but increased the balance in non-interest bearing checking accounts as customers changed from interest bearing now accounts to service charge free accounts.

Mortgage origination fees declined by $9 thousand, or 2.3%, comparing 2006 to 2005. Mortgage origination fees declined $112 thousand, or 21.7% comparing 2005 to 2004 and $419 thousand, or 44.9%, comparing 2004 to 2003. Throughout 2002, part of 2003 and again in 2004, the Bank experienced refinancing activity in its mortgage department. The refinancing activity has slowed significantly. The volume of mortgage origination fees that the Bank is presently experiencing is attributable to new and resale home financing activity in the Bank’s market area. As such, 2006 and 2005 represent normal mortgage origination volume for the Company.

ATM network fees increased by $275 thousand, or 54.8%. This increase is attributable to increased foreign (not our customers) usage of the Bank’s expanding ATM network.

Miscellaneous income between 2005 and 2006 increased $129 thousand, or 16.2%. The increase in miscellaneous income from 2005 to 2006 is attributable to fee income generated from two sources. On August 23, 2006, the Company entered into tri-party agreement with a registered principal and Raymond James Financial Services, Inc. to provide investment advisory and brokerage services to its customer base. In the past, the Company had a relationship with a brokerage firm whereby it provided rental space on premises to an investment advisor who was an employee of the brokerage firm. After recognizing that brokerage services would be beneficial to the Company’s overall customer base, management implemented a business plan with a well known registered principal in the west Georgia area that ultimately culminated in the Company purchasing this individual’s book of business and hiring him to serve as the Company’s registered principal broker. The Company has also hired an additional financial advisor and two sales assistants. The gross fees earned in brokerage services in 2006 were $130 thousand. The Company did not have significant fee income for brokerage services in 2005.

Over the past year, management has developed an emphasis on producing Small Business Administration (“SBA”) loans in the west Georgia market. The loans are made primarily to small or start-up business owners. The Company has a core competency of serving small business owners. However, it is difficult for the Company to bear the credit risk associated with start up businesses. The SBA provides the Company with credit stability by providing its guarantee on a portion of the loan. The loans then meet the credit standards of the Company, which allows it to hold the SBA loan in its portfolio with reduced risk. The guaranteed portion of the SBA loan also has a market value which can be packaged with other loans and sold in the secondary market. The Company intends to originate, underwrite and sell or hold SBA loans in an attempt to spread its credit risk from primarily real estate lending to other lending lines and to enhance its non-interest income. A gain on sale of SBA loans is generated when the guaranteed portion of the loan is sold. The Company sold the guaranteed portion of two SBA loans in 2006, resulting in gains totaling $84 thousand.

Miscellaneous income increased $106 thousand, or 15.4% between 2004 and 2005. The increase in miscellaneous income from 2004 to 2005 is attributable to a number of income line items, none of which are particularly notable. The increases are generally attributable to volume increases in miscellaneous fees due to the loan and deposit growth of the Bank.

Other expenses increased by $2.1 million, or 14.2%, in 2006 over 2005 and by $800 thousand, or 5.9%, in 2005 over 2004. Increased salaries and employee benefits made up for more than half of the increase in other expenses in 2006, 2005 and 2004. Salaries and employee benefits increased $1.2 million, or 14.0%, from 2005 to 2006 and $577 thousand, or 7.1%, from 2004 to 2005.

The increase of salaries and benefits from 2005 to 2006 can be broken down as follows: Salaries and related payroll taxes increased $805 thousand, or 13.1%; profit sharing, 401k and officer bonuses increased $146 thousand, or 7.9%; employee benefits which primarily include employee health and life insurance expense increased $144 thousand, or 20.0% and stock-based compensation expense recognized in 2006 was $128 thousand. The Company recognized no stock-based compensation expense in 2005. Stock-based compensation expense methodology is described in detail in Note 1 to the consolidated financial statements “Stock Compensation Plans”.

During 2006, the Bank opened two new branches as described elsewhere in this document. The impact of adding staff to the new branches and additions to the lending and credit administration departments caused the Bank to significantly increase its fulltime equivalent employee count and its salary and benefits expense. Anytime that our employee count increases in a significant manner, salaries and benefits increase at a greater percentage than that caused by normal increases for officer and staff annual raises. The fulltime equivalent employee count as of December 31, 2006 was 182 compared to 154 as of December 31, 2005, an increase of 18.2%. Salaries and related payroll taxes increased by 13.1% in 2006 compared to 2005, not by the 18.2% full time equivalent employee count. Additionally, not all the new employees participate in the 401k plan or all bonus plans. Thus, the increase in 401k and bonus plans was also less than 18.2%. During 2006, the Company experienced an increase in medical insurance premiums of approximately 13% per employee as well an increase in the number of employees covered by the plan. Therefore, the increase in benefits expense related to employee health and life insurance increased by 20.0%

Comparing 2005 to 2004, the Bank experienced increased salary costs in the amount of $395 thousand, or 7.5%. The increase was attributable to annual raises for officers and staff which averaged about 4.5%. Additionally, the full time equivalent number of employees increased from 144 as of December 31, 2004 to 154 as of December 31, 2005. The primary reason for the increase in full time equivalent employees was personnel added when the Mirror Lake office opened, increased support staff in the lending and compliance departments necessitated by a need to manage the rapid loan growth of the Bank, and increased staffing for two new branches that were scheduled to open in spring of 2006. Profit sharing and bonus costs increased $182 thousand, or 10.9%. Profit sharing and officer and employee bonuses, which are largely performance based, increased as a result of the Bank’s increased profitability.

Occupancy expense increased by $268 thousand, or 12.6%, in 2006 when compared to 2005. This too, is primarily related to the branch expansion which included the addition of the Chapel Hill branch in Douglasville and the Banco de Progreso branch in Carrollton in 2006. In addition, the Company seeks to maintain its operating technology at a high level which includes capital purchases of personal computers, operating equipment and software. Many of those capital items have shorter depreciable lives and, therefore, impact depreciation expense more dramatically than longer-lived assets. Occupancy expense of the branches and administrative and operations offices include six major components: depreciation, utilities, property tax, operating leases, repairs and maintenance expense. Depreciation expense in 2006 increased by $ 86 thousand, or 8.2% compared to 2005. Likewise, utilities expense including telephone increased $87 thousand, or 22.2% comparing 2006 to 2005. All other occupancy expense including property taxes, repairs and maintenance increased by $95 thousand, or 13.2%.

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

Other operating expenses increased by $565 thousand, or 15.6%, from 2005 to 2006. Other operating expense includes professional, accounting and regulatory fees, ATM network fees, advertising, chartable contributions and a number of other expenses. In analyzing other operating expense no single expense stands out as increasing a significant amount. However, all of them, because they are mostly volume related, have increased enough to amount to the $565 thousand increase indicated above. Because the volume of deposit and loan statements have increased, costs such as such as supplies and postage where up in 2006. Total postage cost increased by $20 thousand in 2006 (from $250 thousand in 2005 to $270 thousand in 2006) and supplies expense increased $62 thousand (from $303 thousand in 2005 to $365 thousand in 2006). Another example of a volume related expense is ATM network fees. ATM network fees were $295 thousand in 2006, an increased of $34 thousand, or 13.2%, from 2005. Software maintenance and consulting, which are also volume related, was $238 thousand in 2006, an increase of $34 thousand, or 14.2%, compared to 2005. Charitable contributions increased by $38 thousand, or 34.3%, comparing 2005 to 2006.

The single largest expense in this classification is legal and accounting fees. Total legal and accounting fees for 2006 were $663 thousand, up 2.9% or $18 thousand when compared to 2005. The compliance costs of being a public company have been increasing each year and are expected to increase at a more rapid pace in 2007 as the Company is anticipated to become an accelerated filer with the Securities and Exchange Commission after the measurement date on June 30, 2007. Finally, miscellaneous expense which includes annual report and proxy printing, annual meeting costs, employee functions and employment fees increase by $51 thousand, or 25.6% from 2005 due to increased volume of annual reports and increased employee count.

Total other operating expense increased by $33 thousand, or 0.9%, from 2004 to 2005. Again, no single line item stood out in 2005.

Income taxes, expressed as a percentage of earnings before income taxes (the effective tax rate), was 29.3% in 2006, 29.0% in 2005 and 30.7% in 2004. The effective tax rate over the past three years remained steady. However, the purchase of tax credits and other tax advantaged instruments such as municipal securities by the Bank will have less of an impact on the effective tax rate in the future as the earnings of the Company grow at a more rapid pace than the continued investment in such instruments.

BALANCE SHEET OVERVIEW

For the Years Ended December 31, 2006 and 2005

General

During 2006, average total assets increased $48.5 million, or 9.7%, average deposits increased $46.7 million, or 11.9%, and average loans increased $45.9 million, or 11.6%, from average balances recorded in 2005. During 2005, average total assets increased $72.6 million, or 16.9%, average deposits increased $67.9 million, or 20.8%, and average loans increased $65.8 million, or 19.9%, from amounts recorded in 2004. The 2006 and 2005 percentage growth are more representative of the Bank’s historical growth rate. The 10 year average growth rate for the Bank’s assets, loans and deposits is 12.7%, 14.0% and 11.7%, respectively. The earnings and asset growth over the past two years is attributable to robust commercial and residential growth in the Bank’s market area. The Company has experienced significant loan growth in its recent history which has provided it with the ability to expand into new markets.

Total assets at December 31, 2006 were $575 million, representing a $51.7 million, or 9.9%, increase from December 31, 2005. Total loans increased $50.6 million, or 11.9%, during 2006 which was less than 2005, but more in line with average growth rates. Total deposits increased $33.8 million, or 7.9%, from 2005 to 2006. By growing loans at a more rapid pace than deposits, management used some excess liquidity on the balance sheet in 2006. Loan demand rebounded in the last half of 2006 as loan pay-offs hampered loan growth in the early part of the year. In fact, total loans grew by $26.8 million in the fourth quarter alone.

The increase in deposits in 2006 was attributable to an increase in non-interest bearing demand accounts of $4.5 million, or 9.3%, a decrease in interest bearing demand of $7.0 million, or 4.5%, and an increase in time deposit accounts of $37.5 million, or 17.7%. Much of the deposit growth ($19.5 million) came from growth in time deposit accounts in excess of $100,000 and some of that growth ($7.1 million) was attributable to brokered time deposits, which were priced lower than local market time deposits. In 2006, the Bank funded its loan growth with deposit growth and the use of liquidity on the balance sheet. The Bank was able to gather time deposits in 2005 and 2006 with two, three and four year maturities (to match the maturities of the loans) for lower than the cost of more traditional one year time deposits.

During 2003 and 2004, five de novo banks began their operations in, or contiguous to, our primary service area. Since that time, competition for funding increased significantly as loan growth outpaced deposit growth in Carroll and Douglas Counties. The funding landscape has changed and, along with it, the Bank’s deposit strategy. In its almost 60 year history, the Bank has relied on “in market” deposits to fund its balance sheet growth. Because of the continued development of metropolitan Atlanta and its movement westward, loan demand has preceded the actual movement of deposits. Management expects that this dynamic will continue and intends to expand its deposit gathering strategy towards greater use of wholesale, or out of market, funding sources as loan demand remains high while maintaining “in market” deposits from customers with relationship loyalty.

Investments

The Company’s available-for-sale investment portfolio of $64.3 million as of December 31, 2006 consisted primarily of debt securities, which provide the Company with a source of liquidity, a stable source of income, and a vehicle to implement asset and liability management strategies. The amount in the available-for-sale securities portfolio remained flat when compared to December 31, 2005. The Company believes its investment portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet. The portfolio also provides a vehicle for the investment of available funds and supplying securities to pledge as required collateral for certain public deposits. Securities reported as available-for-sale are stated at fair value. These securities may be sold, retained until maturity, or pledged as collateral for liquidity and borrowing in response to changing interest rates, changes in prepayment risk and other factors as part of the Company’s overall asset liability management strategy.

Investment securities held-to-maturity are stated at amortized cost and totaled $7.8 million at December 31, 2006, an increase of $1.1 million, or 16.3%, when compared to the year ended 2005. The increase is attributable to the purchase of banking industry issued trust preferred securities from various issuers across the United States and particularly the Southeast. The Company has the intent and ability to hold these securities until maturity.

The following table shows the carrying value of the Company’s securities, by security type, as of December 31, 2006, 2005 and 2004:

Table 3
Securities
(in thousands)

Available for Sale	2006	2005	2004
United States agencies	$9,937	$8,942	$5,505
State, county and municipal	33,459	33,264	36,989
Mortgage-backed securities	15,818	18,124	16,667
Corporate bonds	5,037	4,028	1,707
Total available for sale	$64,251	$64,360	$60,868

Held to Maturity
Trust Preferred Securities	$7,837	$6,737	$4,835

The following table presents the expected maturity of the amortized cost of securities by maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis, assuming a 34% marginal tax rate) at December 31, 2006. The composition and maturity/re-pricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

Table 4
Expected Maturity of Securities
(in thousands)

Maturities at December 31, 2006	United States Treasury & Agencies	Wtd. Avg. Yld.	State, County & Municipals	Wtd. Avg. Yld.	Mortgage Backed Securities	Wtd. Avg. Yld.	Corporate Bonds	Wtd. Avg. Yld.	Trust Preferred	Wtd. Avg. Yld.
Within 1 year	8,971	5.21%	2,203	6.90%	887	7.21%	-	0.00%	-	-
After 1 through 5 years	999	4.02%	3,751	6.03%	11,859	4.78%	5,035	5.70%	-	-
After 5 through 10 years	-	-%	8,994	6.69%	1,629	6.21%	-	-%	-	-
After 10 years	-	-%	18,068	6.52%	1,749	6.55%	-	-%	7,837	9.34%
Total	9,970	5.09%	33,016	6.53%	16,124	5.25%	5,035	5.70%	7,837	9.34%
Fair Value	9,937		33,459		15,818		5,037		7,837

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

The primary types of loans in the Bank’s portfolio are residential mortgages and home equity, construction, commercial real estate, commercial and consumer installment loans. Generally, the Bank underwrites loans based upon the borrower’s debt service capacity or cash flow, a consideration of past performance on loans from other creditors as well as an evaluation of the collateral securing the loan. With some exceptions, the Bank’s general policy is to employ relatively conservative underwriting policies, primarily in the analysis of borrowers’ debt service coverage capabilities for commercial and commercial real estate loans, while emphasizing lower gross debt ratios for consumer loans and lower loan-to-value ratios for all types of real estate loans. Given the localized nature of the Bank’s lending activities, the primary risk factor affecting the portfolio as a whole is the health of the local economy in the West Georgia area and its effects on the value of local real estate and the incomes of local professionals and business firms.

Loans to directors, executive officers and principal shareholders of the Company and to directors and officers of the Bank are subject to limitations of the Federal Reserve, the principal effect of which is to require that extensions of credit by the Bank to executive officers, directors, and ten percent shareholders satisfy certain standards. The Bank routinely makes loans in the ordinary course of business to certain directors and executive officers of the Company and the Bank, their associates, and members of their immediate families. In accordance with Federal Reserve guidelines, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with others and do not involve more than normal risk of collectibility or present other unfavorable features. As of December 31, 2006, loans outstanding to directors and executive officers of the Company and the Bank, their associates and members of their immediate families totaled $3.4 million, which represented approximately 0.7% of total loans as of that date. As of December 31, 2006, none of these loans outstanding from the Bank to related parties were non-accrual, past due, restructured or considered by management to be a potential problem loan.

The following table presents loans by type on the dates indicated:

Table 5 Loan Portfolio (in thousands)

	December 31,
	2006	2005	2004	2003	2002

Commercial, financial & agricultural	$52,334	$51,555	$50,528	$31,219	$34,821
Real estate - construction	175,024	153,511	114,657	68,207	68,818
Real estate - mortgage	219,563	196,383	173,110	180,992	153,572
Consumer loans	27,398	22,271	18,614	16,080	16,260
	474,319	423,720	356,909	296,498	273,471
Less: Unearned interest and fees	(818)	(841)	(581)	(454)	(487)
Allowance for loan losses	(5,748)	(5,327)	(4,080)	(3,479)	(3,771)
Loans, net	$467,753	$417,552	$352,248	$292,565	$269,213

The following table sets forth the maturity distribution (based upon contractual dates) and interest rate sensitivity of commercial, financial and agricultural loans, real estate construction and mortgage loans and consumer loans as of December 31, 2006:

Table 6
Loan Portfolio Maturity
(in thousands)

	One Year Or Less	Wtd. Avg. Yld.	Over One to Five Years	Wtd. Avg. Yld.	Over Five Years	Wtd. Avg. Yld.	Total	Wtd. Avg. Yld.
Commercial, financial & agricultural	$37,837	8.44%	$10,789	8.10%	$3,708	7.81%	$52,334	8.32%
Real estate - construction	150,457	8.75%	23,480	9.13%	1,087	6.32%	175,024	8.79%
Real estate - mortgage	72,216	8.27%	112,191	7.96%	35,156	8.25%	219,563	8.11%
Consumer	12,434	9.22%	14,741	8.87%	223	8.80%	27,398	9.02%

Total	$272,944	8.60%	$161,201	8.22%	$40,174	8.16%	$474,319	8.43%

Variable/Fixed Rate Mix

	Variable Interest Rates	Wtd Avg Yld	Fixed Interest Rates	Wtd Avg Yld
Commercial, financial and agricultural	$29,569	8.37%	$22,765	8.26%
Real estate - construction	122,177	8.80%	52,847	8.75%
Real estate - mortgage	91,187	8.59%	128,376	7.76%
Consumer	993	9.89%	26,405	8.99%
Total	$243,926	8.67%	$230,393	8.18%

Provision and Allowance for Possible Loan and Lease Losses

The provision for loan losses for the Company in 2006 was $1.47 million, compared to $1.55 million in 2005 and $925 thousand in 2004. The decrease in the provision for loan losses reflects a lower level of loan growth in 2006. The allowance for loan losses represented 1.21%, 1.26% and 1.14% of total loans outstanding at December 31, 2006, 2005 and 2004, respectively. The percentage of the allowance for loan losses expressed as a percentage of total loans decreased from 2005 and 2006, taking into account a the recognition of the charge-off of one credit relationship and the amount of measurable loss in the portfolio in 2006. Net charge-offs were $1.0 million, $303 thousand and $324 thousand during 2006, 2005 and 2004, respectively.

The Company has an independent loan review function. All loans are placed in loan grade categories which are consistent with those used by the Bank’s regulators. All loans are constantly monitored by the loan officer and the loan review function for credit quality, consistency and accuracy. Through this grading process, the Bank seeks to assure the timely recognition of credit risks. In general, as credit risk increases, the level of the allowance for loan loss will also increase.

A formal allowance for loan loss adequacy test is performed at each quarter end. Specific amounts of loss are estimated on problem loans and historical loss percentages are applied to the balance of the portfolio using certain portfolio stratifications. Additionally, the evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions, regulatory examination results, and the existence of loan concentrations.

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

The following table presents a summary of changes in the allowance for loan losses for the years indicated:

Table 7 Allowance for Loan Losses (in thousands)

	December 31,
	2006	2005	2004	2003	2002

Balance at beginning of year	$5,327	$4,080	$3,479	$3,772	$3,720
Charge-offs:
Commercial, financial and agricultural	47	24	59	55	288
Real estate - construction	-	-	-	2	-
Real estate - mortgage	910	235	215	581	165
Consumer loans	155	129	123	152	242
Total charge-offs	1,112	388	397	790	695
Recoveries:
Commercial, financial and agricultural	11	16	16	31	59
Real estate - construction	-	-	-	-	-
Real estate - mortgage	-	18	13	67	158
Consumer loans	57	51	44	49	47
Total recoveries	68	85	73	147	264
Net (charge-offs) recoveries	(1,044)	(303)	(324)	(643)	(431)
Provision for loan losses	1,465	1,550	925	350	483

Balance at end of year	$5,748	$5,327	$4,080	$3,479	$3,772

Ratio of net charge-offs during the
Period to average loans outstanding	.24%	.08%	.10%	.22%	.16%

Ratio of allowance to total loans	1.21%	1.26%	1.14%	1.17%	1.38%

Non-Performing Assets and Past Due Loans

Non-performing assets at December 31, 2006 were $4.3 million, or .91%, of total loans and other real estate owned compared to $3.6 million, or .85%, of total loans and other real estate owned at December 31, 2005 and $1.8 million, or .50%, of total loans and other real estate owned at December 31, 2004. The levels of non-performing loans remain relatively low compared to the Bank’s peer group. The percentage of non-performing assets to total loans has steadily decreased from its peak in 2001. The increase of non-performing loans from 2005 to 2006 was attributable to a few credit relationships for which management created a proper specific reserve.

The following table summarizes loans 90 days or greater past due, non-accrual loans and real estate taken in settlement of foreclosure for the years indicated.

Table 8
Non-Performing Assets
(in thousands)

	December 31,
	2006	2005	2004	2003	2002
Other real estate and repossessions	$1,318	$567	$686	$977	$488
Non-accrual loans	1,212	2,382	536	499	943
Loans 90 days past due still accruing	1,781	673	567	745	1,335
Total	$4,311	$3,622	$1,789	$2,221	$2,766

Non-performing assets as % of total loans	.91%	.85%	.50%	.75%	1.03%

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

Deposits

Time deposits of $100 thousand and greater totaled $145.4 million at December 31, 2006, compared with $120.8 million at year-end 2005. The following table sets forth the scheduled maturities of time deposits of $100 thousand and greater at December 31, 2006.

Table 9
Maturity of Time Deposits of $100,000 and Greater
(in thousands)

Within 3 months	$26,334
After 3 through 6 months	17,940
After 6 through 12 months	25,703
After 12 months	75,423
Total	$145,400

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

The Bank maintains relationships with correspondent banks including the Federal Home Loan Bank (FHLB) that can provide funds to it on short notice, if needed. The Bank has arrangements with correspondent and commercial banks for short term unsecured advances up to $20.8 million. As of December 31, 2006, the Bank had drawn on the available facilities in the amount of $2.5 million. In addition, subject to collateral availability, the Bank has a line of credit with the FHLB from which the Bank had drawn $52 million as of December 31, 2006. For additional details on the line of credit with the FHLB see Note 6 of the consolidated financial statements.

The Company’s cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash and cash equivalents amounted to $13.2 million at December 31, 2006, which represented a decrease of $3.0 million from December 31, 2005. Net cash provided by operating activities was 10.1 million. Net cash provided by operating activities was attributable primarily to net earnings of 8.3 million with add-backs attributable to non-cash items such as depreciation, amortization, accretion and provision for loan losses totaling $2.6 million. Net cash used by investing activities of $55.6 million consisted primarily of a net increase in loans of $52.8 million and net increase in securities available for sale, securities available for sale and other securities of $2.6 million. Net cash provided by financing activities totaled $42.5 million which was primarily attributable to a net increase in deposits of $33.8 million, an increase in Federal Home Loan Bank advances in the amount of $10.0 million and an advance on the Company’s federal funds line of credit in the amount of $2.5 million.

In 2006, management concentrated on investing the liquidity that was on the Bank’s balance sheet. Cash and cash equivalents (liquidity) on the balance sheet was high for most of 2006. The average balance of federal funds sold during the year was $12.1 million which exceeds managements target balance by approximately $7.0 million. However, most of that liquidity was used in the fourth quarter to fund loans. As previously mentioned, total loans grew by $26.8 million in the fourth quarter This caused the Bank to be in federal funds purchased at year end until more permanent funding is obtained.

Capital Resources

Total shareholders’ equity as of December 31, 2006 was $52.5 million, an increase of $4.5 million over 2005. The change in equity was due to $8.3 million in net income, less $3.6 million in dividends and a decrease in unrealized holding gain on securities available for sale of $56 thousand, net of tax. The exercise of stock options increased equity by $711 thousand, but the retirement of shares under the repurchase plan and the swapping of stock to exercise options decreased equity by $965 thousand.

The OCC has established certain minimum risk-based capital standards that apply to national banks, and the Company is subject to certain capital requirements imposed by the Federal Reserve. At December 31, 2006, the Bank exceeded all applicable regulatory capital requirements for classification as a “well capitalized” bank, and the Company satisfied all applicable regulatory requirements imposed on it by the Federal Reserve. The following tables present the Company's regulatory capital position at December 31, 2006:

Table 10
Capital Ratio

Actual as of December 31, 2006

Tier 1 Capital (to risk weighted assets)	11%
Tier 1 Capital minimum requirement	4%
Excess	7%
Total Capital (to risk weighted assets)	12%
Total Capital minimum requirement	8%
Excess	4%

Leverage Ratio

Actual as of December 31, 2006
Tier 1 Capital to average assets
(“Leverage Ratio”)	9%
Minimum leverage requirement	4%

Excess	5%

For a more complete discussion of the actual and required ratios of the Company and its subsidiaries, see Note 9 to the consolidated financial statements. Average equity to average assets was 9.16% in 2006 and 9.35% in 2005. The ratio of dividends declared to net earnings was 43.3 % during 2006, compared with 43.3% in 2005.

Contractual Obligations

In the ordinary course of operations, the Company enters into certain contractual obligations. The following table summarizes the Company’s significant fixed and determinable contractual obligations, by payment date, at December 31, 2006 (dollars in thousands). With regard to the Federal Home Loan Bank advances, the obligations contain call dates at the option of the issuer. Therefore, the advances may be called prior to their maturity date see Note 6 to the financial statements “Lines of Credit”.

Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Deposits without stated maturity	$213,414	$213,414	$-	$-	$-
Certificates of deposit	249,400	141,847	64,525	43,028	-
Federal Home Loan Bank advances	52,000	-	5,000	17,000	30,000
Federal Funds Purchased	2,475	2,475	-	-	-
Total	$517,289	$357,736	$69,525	$60,028	$30,000

Off Balance Sheet Risk

Through the operations of the Bank, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time. At December 31, 2006, the Bank had issued commitments to extend credit of $97.2 million through various types of commercial lending arrangements and additional commitments through standby letters of credit of $5.9 million. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The Company manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions until more permanent funding can be obtained.

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

Due to inherent limitations in traditional gap analysis, the Company also employs more sophisticated modeling techniques to monitor potential changes in net interest income, net income and the market value of portfolio equity under various interest rate scenarios. Market risk is the risk of loss from adverse changes in market prices and rates, arising primarily from interest rate risk in the Company’s loan and investment portfolios, which can significantly impact the Company’s profitability. Net interest income can be adversely impacted where assets and liabilities do not react the same to changes in interest rates. At year-end 2006, the estimated impact of an immediate increase in interest rates of 100 basis points would have resulted in an increase in net interest income over a 12-month period of 0.05%, with a comparable decrease in interest rates resulting in a increase in net interest income of 0.36%. Management finds the above methodologies meaningful for evaluating market risk sensitivity; however, other factors can affect net interest income, such as levels of non-earning assets and changes in portfolio composition and volume.

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2006 that are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities, although the cash flows received often differ from scheduled maturities. The Company's savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the “One Year or Less” category, although historical experience has proven these deposits to be less interest rate sensitive over the course of a year and are more subject to management’s control.

Table 11
Interest Rate Gap Sensitivity
(in thousands)

	At December 31, 2006 Maturing or Repricing in
	One Year or Less	Over 1 Year Thru 2 Years	Over 2 Years Thru 5 Years	Over 5 Years	Total
Interest-earning assets:
Interest-bearing deposits with
Other banks	$1,078	$-	$-	$-	$1,078
Securities (at cost)	12,061	3,682	17,962	38,277	71,982
Loans	359,313	38,644	62,052	14,711	474,720
Total interest-earning assets	372,452	42,326	80,014	52,988	547,780

Interest-bearing liabilities:
Deposits:
Demand	149,765	-	-	-	149,765
Savings	10,967	-	-	-	10,967
Time deposits	141,847	43,793	63,760	-	249,400
FHLB advances	-	5,000	17,000	30,000	52,000
Federal funds purchased	2,475	-	-	-	2,475
Total interest-bearing liabilities	305,054	48,793	80,760	30,000	464,607
per period	67,398	(6,467)	(746)	22,988	83,173
Cumulative interest sensitivity
Difference	$67,398	$60,931	$60,185	$83,173
Cumulative difference to total
Assets	11.71%	10.59%	10.46%	14.46%

At December 31, 2006, the difference between the Company's assets and liabilities repricing or maturing within one year was $67.4 million. The above chart indicates an excess of assets repricing or maturing within one year, thus a rise in interest rates would theoretically cause the Company's net interest income to increase. However, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees or at different points in time to changes in market interest rates. Such is the case in analyzing NOW demand, money market and savings accounts, which are disclosed in the one year or less category. Those liabilities do not necessarily reprice as quickly or to the same degree as rates in general. Additionally, certain assets, such as adjustable-rate mortgages, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset. Changes in interest rates, prepayment rates, early withdrawal levels and the ability of borrowers to service their debt, among other factors, may change significantly from the assumptions made in the table.

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

Presented below is a summary of the unaudited consolidated quarterly financial data for the years ended December 31, 2006 and 2005.

Quarterly Financial Information
(Unaudited - in thousands, except per share data)

	2006 Quarters				2005 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth

Interest income	$9,464	10,227	10,913	11,489	7,075	7,874	8,521	9,076
Net interest income	5,432	5,783	6,024	6,127	4,703	4,931	5,061	5,268
Provision for loan losses	300	415	375	375	300	500	450	300
Income before income taxes	2,663	2,828	2,949	3,346	2,234	2,316	2,620	2,787
Net income	1,815	1,991	2,096	2,425	1,614	1,647	1,857	1,949
Earnings per share - basic	0.37	0.40	0.42	0.48	0.33	0.33	0.37	0.39
Earnings per share - diluted	$0.36	0.40	0.42	0.48	0.32	0.33	0.37	0.39
Weighted average common shares outstanding - basic	4,990,613	4,998,105	5,000,219	5,003,475	4,986,641	4,986,485	4,987,508	4,987,650
Weighted average common shares outstanding -diluted	5,013,821	5,025,743	5,020,427	5,038,681	5,014,623	5,014,467	5,015,490	5,025,149

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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information appearing under the headings “Nomination and Election of Directors,” “Compliance With Section 16(a) of the Securities Exchange Act of 1934” and “Corporate Governance” in the Proxy Statement (the “2007 Proxy Statement”) relating to the 2007 Annual Meeting of Shareholders of the Company, which is currently scheduled to be held on July 10, 2007, is incorporated herein by reference.

Item 11. Executive Compensation

The information appearing under the headings “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” in the 2007 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information appearing under the headings “Security Ownership of Certain Beneficial Owners and Management” in the 2007 Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information as of December 31, 2006, about WGNB Corp. Common Stock that may be issued upon the exercise of options, warrants and rights under the Company’s 2003 Incentive Stock Plan, which is the Company’s only outstanding equity compensation plan. The Company’s previous 1994 Incentive Stock Plan has since expired in accordance with its terms. The Company does not have any equity compensation plans that were not approved by its shareholders. The 2003 Incentive Stock Plan was approved by the Company’s Board of Directors and its shareholders in 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	130,236	$19.44	920,997*

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	130,236	$19.44	920,997*

*
The only securities remaining available for future issuance are those under the 2003 Incentive Stock Plan. There are no additional securities available for future issuance under the 1994 Incentive Stock Plan which has expired.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information appearing under the caption “Nomination and Election of Directors - Transactions with Related Persons” and “Corporate Governance” in the 2007 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information appearing under the caption “Independent Public Accountants” in the 2007 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements are filed with this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Earnings for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2006,
2005 and 2004

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended
December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

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

10.1*
Employment Agreement dated as of July 11, 2006 between H.B. Lipham, III, WGNB Corp. and West Georgia National Bank (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated July 11, 2006)

10.2*	Bonus and Stock Option Agreement dated as of September 23, 1998 between the Company and H.B. Lipham, III (Incorporated by reference to Exhibit 10.6 to the Form 10-SB)

10.3*	Bonus and Stock Option Agreement dated as of September 23, 1998 between the Company and W. Galen Hobbs, Jr. (Incorporated by reference to Exhibit 10.7 to the Form 10-SB)

10.4*	Bonus and Stock Option Agreement dated as of September 23, 1998 between the Company and Steven J. Haack (Incorporated by reference to Exhibit 10.8 to the Form 10-SB)

10.5*	Form of Election for Payment of Director Meeting Fees (Incorporated by reference to Exhibit 10.10 to the Form 10-SB)

10.6*	Employment Agreement dated August 8, 2005 among WGNB Corp., West Georgia National Bank and Steven J. Haack (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 8, 2005)

10.7*	Employment Agreement dated July 11, 2005 between West Georgia National Bank and W. Galen Hobbs, Jr. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated July 11, 2005)

10.8*
Second Amendment to Bonus and Stock Option Agreement dated June 17, 2002 between the Company and H.B. Lipham, III (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2002 (the “6/30/02 Form 10-Q)

10.9*	Incentive Stock Option Agreement dated March 12, 2002 between the Company and H.B. Lipham, III (Incorporated by reference to Exhibit 10.8 to the 6/30/02 Form 10-Q)

10.10*	Amendment to Bonus and Stock Option Agreement dated May 30, 2002 between the Company and W. Galen Hobbs, Jr. (Incorporated by reference to Exhibit 10.10 to the 6/30/02 Form 10-Q)

10.11*	Incentive Stock Option Agreement dated March 12, 2002 between the Company and W. Galen Hobbs, Jr. (Incorporated by reference to Exhibit 10.11 to the 6/30/02 Form 10-Q)

10.12*	Amendment to Bonus and Stock Option Agreement dated April 26, 2002 between the Company and Steven J. Haack (Incorporated by reference to Exhibit 10.13 to the 6/30/02 Form 10-Q)

10.13*	Incentive Stock Option Agreement dated March 12, 2002 between the Company and Steven J. Haack (Incorporated by reference to Exhibit 10.14 to the 6/30/02 Form 10-Q)

10.14*	2003 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its 2004 Annual Meeting)

10.15*
Employment Agreement dated December 31, 2002 between the Company and William R. Whitaker (Incorporated by reference to Exhibit 10.31 to the Company Annual Report on Form 10-K for year ended December 31, 2004 (the “2004 Form 10-K”))

10.16*	Bonus and Stock Option Agreement dated December 27, 2004 between the Company and William R. Whitaker (Incorporated by reference to Exhibit 10.32 to the 2004 Form 10-K)

10.17*
Separations Agreement and Release dated February 14, 2006 between the Company, the Bank and L. Leighton Alston (Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended December 31, 2005)

21	Subsidiary of WGNB Corp.

23	Consent of Porter, Keadle, Moore LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WGNB CORP.

Date: February 14, 2007	By:	/s/ H.B. Lipham, III
H.B Lipham, III, Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ H.B. Lipham, III	Date: February 14, 2007
H.B. Lipham, III, President, Chief Executive Officer and Director [Principal Executive Officer]

/s/ Steven J. Haack	Date: February 14, 2007
Steven J. Haack, Secretary and Treasurer [Principal Financial and Accounting Officer]

/s/ W. T. Green	Date: February 15, 2007
W. T. Green, Chairman of the Board

Wanda W. Calhoun, Director	Date: February __, 2007

/s/ Grady W. Cole	Date: February 15, 2007
Grady W. Cole, Director

/s/ Richard A. Duncan	Date: February 15, 2007
Richard A. Duncan, Directer

/s/ R. David Perry	Date: February 15, 2007
R. David Perry, Director

/s/ L. Richard Plunkett	Date: February 15, 2007
L. Richard Plunkett, Director

Thomas E. Reeve, III, M.D., Director	Date: February ___, 2007

/s/ Thomas T. Richards	Date: February 14, 2007
Thomas T. Richards, Director

Oscar W. Roberts, III, Director	Date: February ___, 2007

/s/ Frank T. Thomasson, III	Date: February 15, 2007
Frank T. Thomasson, III, Director

/s/ J. Thomas Vance	Date: February 15, 2007
J. Thomas Vance, Director

Charles M. Willis, Sr., Director	Date: February ___, 2007

WGNB CORP.

Consolidated Financial Statements

December 31, 2006 and 2005

(with Report of Independent Registered Public Accounting Firm)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
WGNB Corp. and Subsidiary

We have audited the accompanying consolidated balance sheets of WGNB Corp. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WGNB Corp. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Atlanta, Georgia
February 5, 2007

Certified Public Accountants

Suite 1800 • 235 Peachtree Street NE • Atlanta, Georgia 30303 • Phone 404-588-4200 • Fax 404-588-4222 •
www.pkm.com

WGNB CORP.

Consolidated Balance Sheets

December 31, 2006 and 2005

	2006	2005

Assets

Cash and due from banks, including reserve requirements
of $346,000 and $594,000, respectively	$12,579,309	10,673,541
Interest-bearing funds in other banks	654,139	815,348
Federal funds sold	-	4,733,000

Cash and cash equivalents	13,233,448	16,221,889

Securities available-for-sale	64,251,234	64,359,833
Securities held-to-maturity, estimated fair values
of $7,837,389 and $6,839,552	7,837,389	6,736,552
Loans, net	467,752,885	417,551,614
Premises and equipment, net	8,989,589	9,134,245
Accrued interest receivable	3,772,818	2,881,206
Other assets	9,491,228	6,758,048

	$575,328,591	523,643,387

Liabilities and Stockholders’ Equity

Deposits:
Demand	$52,681,900	48,178,654
Interest bearing demand	149,765,104	156,804,968
Savings	10,966,576	12,160,203
Time	103,999,579	91,397,475
Time, over $100,000	145,400,277	120,508,145

Total deposits	462,813,436	429,049,445

Federal Home Loan Bank advances	52,000,000	42,000,000
Federal funds purchased	2,475,000	-
Accrued interest payable	2,881,943	2,133,858
Other liabilities	2,661,718	2,508,051
Total liabilities	522,832,097	475,691,354
Commitments and contingencies
Stockholders’ equity:
Common stock, $1.25 par value, 10,000,000 shares authorized;
5,000,613 and 4,987,794 shares issued and outstanding	6,250,766	6,234,743
Additional paid-in capital	2,662,306	2,803,480
Retained earnings	43,513,370	38,787,699
Accumulated other comprehensive income	70,052	126,111

Total stockholders’ equity	52,496,494	47,952,033

	$575,328,591	523,643,387

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Earnings

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Interest income:
Interest and fees on loans	$37,757,482	28,725,171	22,011,568
Interest on federal funds sold	640,956	393,955	151,063
Interest on investment securities:
U.S. Government agencies	1,032,728	1,009,760	975,354
State, county and municipal	1,455,708	1,597,744	1,489,111
Other	1,205,881	819,549	640,644

Total interest income	42,092,755	32,546,179	25,267,740

Interest expense:
Interest on deposits:
Demand	4,994,332	3,183,385	1,180,420
Savings	185,168	99,612	43,309
Time	10,776,290	6,973,958	3,915,778
Interest on FHLB and other borrowings	2,771,190	2,326,566	2,430,288

Total interest expense	18,726,980	12,583,521	7,569,795

Net interest income	23,365,775	19,962,658	17,697,945

Provision for loan losses	1,465,000	1,550,000	925,000

Net interest income after provision for loan losses	21,900,775	18,412,658	16,772,945

Other income:
Service charges on deposit accounts	4,061,892	4,080,734	4,000,420
Mortgage origination fees	393,375	402,468	514,011
ATM network fees	777,299	502,092	434,203
Gain on sale of securities available-for-sale	-	227,863	-
Gain (loss) on sale of other real estate owned	243,153	(4,125)	(52,312)
Miscellaneous	928,585	798,858	740,907

Total other income	6,404,304	6,007,890	5,637,229

Other expenses:
Salaries and employee benefits	9,924,742	8,702,150	8,125,097
Occupancy	2,402,303	2,134,379	1,944,875
Other operating	4,192,074	3,627,107	3,593,949

Total other expenses	16,519,119	14,463,636	13,663,921

Earnings before income taxes	11,785,960	9,956,912	8,746,253

Income taxes	3,458,524	2,889,425	2,682,088

Net earnings	$8,327,436	7,067,487	6,064,165

Basic earnings per share	$1.67	1.42	1.22

Diluted earnings per share	$1.66	1.41	1.20
Dividends per share	$0.72	0.61	0.52

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Net earnings	$8,327,436	7,067,487	6,064,165
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment
securities available-for-sale:
Unrealized gains (losses) arising during the period	(84,938)	(1,283,774)	(401,838)
Associated (taxes) benefit	28,879	436,483	136,625

Reclassification adjustment for gain realized	-	(227,863)	-
Associated taxes	-	77,473	-

Other comprehensive income (loss)	(56,059)	(997,681)	(265,213)

Comprehensive income	$8,271,377	6,069,806	5,798,952

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2006, 2005 and 2004

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance, December 31, 2003	4,959,678	$6,199,598	3,221,414	31,279,245	1,389,005	42,089,262

Cash dividends ($.52 per share)	-	-	-	(2,564,479)	-	(2,564,479)
Retirement of common stock	(48,129)	(60,161)	(904,081)	-	-	(964,242)
Exercise of stock options	76,470	95,588	494,389	-	-	589,977
Issuance of common stock in lieu of directors’ fees	642	802	12,038	-	-	12,840
Change in unrealized holding gain on
securities available-for-sale, net of tax	-	-	-	-	(265,213)	(265,213)
Net earnings	-	-	-	6,064,165	-	6,064,165

Balance, December 31, 2004	4,988,661	6,235,827	2,823,760	34,778,931	1,123,792	44,962,310

Cash dividends ($.61 per share)	-	-	-	(3,058,719)	-	(3,058,719)
Retirement of common stock	(2,655)	(3,319)	(49,027)	-		(52,346)
Exercise of stock options	1,070	1,338	15,398	-	-	16,736
Issuance of common stock in lieu of directors’ fees	718	897	13,349	-	-	14,246
Change in unrealized holding gain on
securities available-for-sale, net of tax	-	-	-	-	(997,681)	(997,681)
Net earnings	-	-	-	7,067,487	-	7,067,487

Balance, December 31, 2005	4,987,794	6,234,743	2,803,480	38,787,699	126,111	47,952,033

Cash dividends ($.72 per share)	-	-	-	(3,601,765)	-	(3,601,765)
Retirement of common stock	(38,202)	(47,753)	(916,895)	-		(964,648)
Exercise of stock options	51,021	63,776	647,471	-	-	711,247
Stock option expense			128,250			128,250
Change in unrealized holding gain on
securities available-for-sale, net of tax	-	-	-	-	(56,059)	(56,059)
Net earnings	-	-	-	8,327,436	-	8,327,436

Balance, December 31, 2006	5,000,613	$6,250,766	2,662,306	43,513,370	70,052	52,496,494

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Cash flows from operating activities:
Net earnings	$8,327,436	7,067,487	6,064,165
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation, amortization and accretion	1,099,739	1,086,505	1,105,857
Provision for loan losses	1,465,000	1,550,000	925,000
Stock option expense	128,250	-	-
Provision for deferred income taxes (benefit)	(188,645)	(663,238)	28,896
Gain on sale of securities available-for-sale	-	(227,863)	-
Loss (gain) on sale of premises and equipment	4,327	75,393	(5,430)
(Gain) loss on sale of other real estate	(243,153)	4,125	52,312
Change in:
Other assets	(1,283,102)	(303,232)	(535,421)
Other liabilities	795,470	950,423	397,864

Net cash provided by operating activities	10,105,322	9,539,600	8,033,243

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	-	3,789,185	-
Proceeds from maturities, calls and paydowns of securities
available-for-sale	21,321,435	12,686,014	11,192,131
Proceeds from maturities, calls and paydowns of securities
held-to-maturity	1,403,882	204,941	1,019,121
Purchases of securities available-for-sale	(21,263,737)	(21,289,748)	(17,371,254)
Purchase of securities held-to-maturity	(2,503,750)	(2,105,990)	(1,604,000)
Purchase of other securities	(1,534,019)	-	(500,000)
Net change in loans	(52,893,590)	(67,394,063)	(61,402,267)
Proceeds from sales of premises and equipment	-	88,497	5,430
Purchases of premises and equipment	(994,417)	(2,702,122)	(1,801,137)
Capital expenditures for other real estate	-	(99,293)	-
Proceeds from sales of other real estate	851,446	754,440	1,002,312

Net cash used by investing activities	(55,612,750)	(76,068,139)	(69,459,664)

Cash flows from financing activities:
Net change in deposits	33,763,991	90,651,406	35,081,859
Proceeds from Federal Home Loan Bank advances	10,000,000	-	15,000,000
Repayment of Federal Home Loan Bank advances	-	(13,000,000)	(5,000,000)
Net change in federal funds purchased	2,475,000	-	-
Dividends paid	(3,466,603)	(2,921,611)	(2,460,728)
Exercise of stock options	711,247	16,736	589,977
Retirement of common stock	(964,648)	(52,346)	(964,242)

Net cash provided by financing activities	42,518,987	74,694,185	42,246,866

Change in cash and cash equivalents	(2,988,441)	8,165,646	(19,179,555)
Cash and cash equivalents at beginning of year	16,221,889	8,056,243	27,235,798
Cash and cash equivalents at end of year	$13,233,448	16,221,889	8,056,243

WGNB CORP.

Consolidated Statements of Cash Flows, continued

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2003

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$17,978,895	11,875,795	7,171,932
Income taxes	$3,688,500	3,501,000	2,184,700

Non-cash investing and financing activities:
Transfer of loans to other real estate	$1,227,319	579,105	794,398
Loans to facilitate sales of other real estate	$-	39,028	-
Change in unrealized gains on
securities available-for-sale, net of tax	$(56,059)	(997,681)	(265,213)
Change in dividends payable	$135,162	137,108	103,751
Issuance of common stock to directors in lieu of directors’ fees	$-	14,246	12,840

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

Other Investments

Other investments include Federal Home Loan Bank (“FHLB”) stock, Federal Reserve Bank stock, investments in federal and state income tax credit partnerships and other equity securities. The investments have no readily determinable fair value and are carried at cost.

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

Stock Compensation Plans

Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS No.123 (R)) “Share-Based Payment” was adopted by the Company on the required effective date, January 1, 2006, using the modified prospective transition method provided for under the standard. SFAS No. 123 (R) addresses the accounting for share-based payment transactions in which the Company receives employee services in exchange for equity instruments of the Company. SFAS No. 123 (R) requires the Company to recognize as compensation expense the “grant date fair value” of stock options granted to employees in the statement of earnings using the fair-value-based method. Prior to the adoption of SFAS 123 (R), the Company utilized the recognition and measurement principles that were previously permissible under Accounting Principles Board Opinion No. 25 (APB 25) “Accounting for Stock Issued to Employees” and related interpretations. Under APB 25, no compensation expense was recognized in the statement of earnings, since the exercise price on the grant date was equal to the market value of the underlying stock.

The following table presents the effect on net earnings and earnings per common share for the years ended December 31, 2005 and 2004 had the fair-value-based method as required under SFAS 123(R) been applied for those periods:

		2005	2004

Net earnings	As reported	$7,067,487	6,064,165
	Proforma	$6,911,381	5,930,258

Basic earnings per share	As reported	$1.42	1.22
	Proforma	$1.39	1.20

Diluted earnings per share	As reported	$1.41	1.21
	Proforma	$1.38	1.18

The Company recognized $128,250 of stock-based employee compensation expense during the year ended December 31, 2006, associated with its stock option grants. The Company is recognizing the compensation expense for stock option grants with graded vesting schedules on a straight-line basis over the requisite service period of the award as required by SFAS No. 123 (R). As of December 31, 2006, there was $279,901 of unrecognized compensation cost related to stock option grants. The cost is expected to be recognized over the vesting period of approximately five years.

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

Stock Compensation Plans, continued

The grant-date fair value of each option granted during 2006, 2005 and 2004 was $4.47, $2.96 and $6.12, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes Model. The following weighted average assumptions were used for grants in 2006, 2005 and 2004:

	2006	2005	2004
Dividend yield	2.85%	2.86%	2.40%
Expected volatility	13%	11%	29%
Risk-free interest rate	4.54%	4.09%	4.27%
Expected term	10 years	10 years	10 years

Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the period. The effects of potential common shares outstanding during the period are included in diluted earnings per share. Stock options, which are described in note 10, are granted to key management personnel.

		Common	Per Share
For the Year Ended December 31, 2006	Net Earnings	Shares	Amount

Basic earnings per share	$8,327,436	4,998,103	$1.67
Effect of dilutive stock options	-	26,565	(.01)
Diluted earnings per share	$8,327,436	5,024,668	$1.66

		Common	Per Share
For the Year Ended December 31, 2005	Net Earnings	Shares	Amount

Basic earnings per share	$7,067,487	4,986,930	$1.42
Effect of dilutive stock options	-	37,499	(.01)
Diluted earnings per share	$7,067,487	5,024,429	$1.41

		Common	Per Share
For the Year Ended December 31, 2004	Net Earnings	Shares	Amount

Basic earnings per share	$6,064,165	4,958,604	$1.22
Effect of dilutive stock options	-	75,891	(.02)
Diluted earnings per share	$6,064,165	5,034,495	$1.20

Recent Accounting Pronouncements

Accounting for Conditional Asset Retirement Obligations

In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). This Interpretation clarifies the term “conditional asset retirement obligation” as used in SFAS 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The provisions of FIN47 are effective for the fiscal years ending after December 15, 2005. The implementation of FIN 47 did not affect the Company’s consolidated financial position, results of operations or cash flows.

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies that management is expected to evaluate an income tax position taken or expected to be taken for likelihood of realization before recording any amounts for such position in the financial statements. FIN 48 also requires expanded disclosure with respect to income tax positions taken that are not certain to be realized. This interpretation is effective for fiscal years beginning after December 15, 2006, and will require management to evaluate every open tax position that exists in every jurisdiction on the date of initial adoption. The Company has completed an assessment of the impact and has determined that no adjustment to the Company’s tax reserve is necessary.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements. SFAS No. 157 does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. However, the application of this Statement may change how fair value is determined. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The financial statement impact is not expected to be material to the Company’s financial position, results of operations or disclosures.

Other accounting standards that have been issued or proposed by the FASB and other standard setting entities that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Reclassifications

Certain reclassifications have been made in the prior years consolidated statements to conform to the presentation used in 2006.

(2)	Securities

Securities available-for-sale and held-to-maturity at December 31, 2006 and 2005 are summarized as follows:

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available-for-Sale	Cost	Gains	Losses	Value
U.S. Government agencies	$9,970,285	-	33,685	9,936,600
Mortgage-backed securities	16,124,094	73,330	379,800	15,817,624
State, county and municipals	33,015,526	528,180	83,777	33,459,929
Corporate bonds	5,035,191	12,991	11,101	5,037,081
	$64,145,096	614,501	508,363	64,251,234

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agencies	$8,964,018	-	21,599	8,942,419
Mortgage-backed securities	18,294,070	128,395	297,557	18,124,908
State, county and municipals	32,867,044	542,847	145,354	33,264,537
Corporate bonds	4,043,624	22,929	38,584	4,027,969
	$64,168,756	694,171	503,094	64,359,833

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(2)	Securities, continued

December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Held-to-Maturity	Cost	Gains	Losses	Value

Trust preferred securities	$7,837,389	-	-	7,837,389

December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Trust preferred securities	$6,736,552	103,000	-	6,839,552

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at December 31, 2006, by contractual maturity are shown below. Expected maturities will differ from average life contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Available-for-Sale
U.S. Government agencies, state, county
and municipals and corporate bonds:
Within 1 year	$11,173,870	11,170,181
1 to 5 years	9,785,887	9,797,433
5 to 10 years	8,993,938	9,195,276
After 10 years	18,067,307	18,270,720
Mortgage-backed securities	16,124,094	15,817,624
	$64,145,096	64,251,234
Held-to-Maturity
Trust preferred securities:
After 10 years	$7,837,389	7,837,389

The following is a summary of the fair values of securities that have unrealized losses as of December 31, 2006 and 2005.

	December 31, 2006
	Less Than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
U.S. Government agencies	$8,955,000	15,675	981,600	18,010
Mortgage-backed securities	2,078,463	29,940	9,847,410	349,860
State, county and municipals	3,101,129	23,281	3,944,420	60,496
Corporate bonds	-	-	784,829	11,101

	$14,134,592	68,896	15,558,259	439,467

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(2)	Securities, continued

	December 31, 2005
	Less Than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
U.S. Government agencies	$999,399	21,599	-	-
Mortgage-backed securities	10,205,739	194,224	2,980,921	103,333
State, county and municipals	8,246,350	108,821	1,447,617	36,533
Corporate bonds	2,874,273	38,584	-	-

	$22,325,761	363,228	4,428,538	139,866

At December 31, 2006, all unrealized losses in the investment securities portfolio related to debt securities. The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary. From the December 31, 2006 tables above, 19 securities out of 59 securities issued by U.S. Government agencies, and Government sponsored corporations including mortgage backed securities contained unrealized losses, 22 out of 93 securities issued by state and political subdivisions contained unrealized losses and one out of five securities issued by corporations contained unrealized losses. These unrealized losses are considered temporary because of acceptable investment grades on each security and the repayment sources of principal and interest are largely government backed.

At December 31, 2005, all unrealized losses in the investment securities portfolio related to debt securities. The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary. From the December 31, 2005 tables above, 22 out of 60 securities issued by U.S. Government agencies, Government sponsored corporations, including mortgage-backed securities, contained unrealized losses and 30 out of 85 securities issued by state and political subdivisions contained unrealized losses and two out of five securities issued by corporations contained unrealized losses.. These unrealized losses are considered temporary because of acceptable investment grades on each security and the repayment sources of principal and interest are largely government backed.

Proceeds from sales of securities available-for-sale during 2005 were $3,789,185 with gross gains of $227,863 and no gross losses recognized. There were no sales of securities available-for-sale during 2006 or 2004.

Investment securities with a fair value of approximately $60,360,000 and $61,904,000 as of December 31, 2006 and 2005, respectively, were pledged to secure public deposits, as required by law, and for other purposes.

(3)	Loans

Major classifications of loans at December 31, 2006 and 2005 are summarized as follows:

	2006	2005

Commercial, financial and agricultural	$52,333,704	51,555,201
Real estate - mortgage	219,563,340	196,382,365
Real estate - construction	175,024,051	153,511,262
Consumer	27,397,551	22,271,301
	474,318,646	423,720,129
Less: Unearned interest	817,406	841,109
Allowance for loan losses	5,748,355	5,327,406
	$467,752,885	417,551,614

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(3)	Loans, continued

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

Under the line of credit agreement with the Federal Home Loan Bank (see Note 6), the Bank pledges acceptable loans under a blanket lien as collateral for its borrowings. As of December 31, 2006 and 2005, loans totaling $79,604,000 and $89,632,000, respectively, were pledged to secure Federal Home Loan Bank advances.

Changes in the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Balance, beginning of year	$5,327,406	4,080,148	3,479,366
Provision for loan losses	1,465,000	1,550,000	925,000
Loans charged off	(1,112,201)	(387,811)	(397,095)
Recoveries	68,150	85,069	72,877
Balance, end of year	$5,748,355	5,327,406	4,080,148

(4)	Premises and Equipment

Major classifications of premises and equipment at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
Land	$1,460,255	1,444,265
Buildings and improvements	9,313,796	9,046,004
Furniture and equipment	7,229,272	6,528,209
	18,003,323	17,018,478
Less: Accumulated depreciation	9,013,734	7,884,233
	$8,989,589	9,134,245

Depreciation expense amounted to $1,134,746, $1,048,866 and $919,153 in 2006, 2005 and 2004, respectively.

(5)	Deposits

At December 31, 2006 the scheduled maturities of time deposits are as follows:

2007	$141,847,182
2008	43,792,517
2009	20,732,840
2010	24,116,489
2011	18,910,828
$249,399,856

The Bank held $62,713,161 and $55,577,610 in certificates of deposit obtained through the efforts of third party brokers at December 31, 2006 and 2005, respectively. The weighted average interest rate on the deposits at December 31, 2006 and 2005 was 5.05% and 3.93%, respectively. The deposits outstanding at December 31, 2006 mature as follows:

2007	$20,498,000
2008	18,165,000
2009	10,844,437
2010	13,205,724

$62,713,161

(6)	Lines of Credit

The Bank has lines of credit for overnight borrowings of $20,800,000 at December 31, 2006 and 2005 of which, $2,475,000 was outstanding as of December 31, 2006. The Bank also has a line of credit with the Federal Home Loan Bank of Atlanta (FHLB) with credit availability totaling $139,230,000 at December 31, 2006. The FHLB advances are secured by the Bank’s stock in the FHLB, it’s qualifying 1-4 family first mortgage loans and qualified commercial loans. In addition, the FHLB accepts certain investment securities as collateral.  Advances on the FHLB line of credit are subject to available collateral of the Bank. At December 31, 2006 and 2005, the Bank had advances outstanding from the FHLB amounting to $52,000,000 and $42,000,000, respectively. The Bank had adequate collateral available at December 31, 2006 for borrowing. An early conversion option allows the FHLB to convert the advances to a variable interest rate upon notification to the Bank. The following advances require quarterly interest payments:

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(6)	Lines of Credit, continued

 December 31, 2006

Advance	Interest Basis	Current Rate	Maturity	Call Date	Early Conversion Option

$10,000,000	Fixed Hybrid	5.49%	May 2011	-	-
$7,000,000	Fixed Hybrid	4.24%	June 2010	-	-
$5,000,000	Fixed	5.44%	February 2008	-	-
$10,000,000	Fixed	3.37%	September 2012	September 2007	September 2007, 3 month LIBOR
$10,000,000	Fixed	3.225%	February 2014	February 2009	February 2009, 3 month LIBOR
$10,000,000	Fixed	4.39%	January 2016	January 2011	January 2011 3 month LIBOR

 December 31, 2005

Advance	Interest Basis	Current Rate	Maturity	Call Date	Early Conversion Option
$10,000,000	Fixed Hybrid	5.49%	May 2011	May 2006	May 2006, 3 month LIBOR
$7,000,000	Fixed Hybrid	4.24%	June 2010	-	-
$5,000,000	Fixed	5.44%	February 2008	-	-
$10,000,000	Fixed	3.37%	September 2012	September 2007	September 2007, 3 month LIBOR
$10,000,000	Fixed	3.225%	February 2014	February 2009	February 2009, 3 month LIBOR

(7)	Commitments and Contingencies

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

In most cases, the Company requires collateral to support financial instruments with credit risk. The following table summarizes the off balance sheet financial instruments as of December 31, 2006 and 2005:

	Approximate
	Contractual Amount
	2006	2005
Financial instruments whose contract amounts
represent credit risk:
Commitments to extend credit	$97,196,000	98,678,000
Standby letters of credit	$5,903,000	13,222,000

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(7)	Commitments and Contingencies, continued

Off Balance Sheet Commitments, continued

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management’s credit evaluation. Collateral held varies, but may include unimproved and improved real estate, certificates of deposit or personal property. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans.

Derivative Instruments and Hedging Activities

As of December 31, 2006, the Company held sixteen interest rate swap positions. The Company entered into a swap on May 24, 2004 which matures May 24, 2007. The interest rate swap contract has a notional amount of $30,000,000 and the Company receives a fixed rate of 3.40% and pays a rate of 90 day LIBOR floating quarterly. The 90 day LIBOR was 5.36% at December 31, 2006 and 4.39% at December 31, 2005.

The Company entered into a series fifteen of interest rate swap agreements with a total notional amount of $41,156,509 on September 19, 2006 related to its issuance of brokered certificates of deposit. The interest rate swap contracts have various notional amounts, maturity dates, receive fixed rates and pay floating rates stated in terms of basis points plus or minus 1 month LIBOR rate as follows:

Notional Amount	Maturity Date	Receive Fixed Rate	Pay Floating 1 Month LIBOR +/(-) bp
$4,056,033	1/31/08	3.75%	(137.65)
3,000,000	4/27/08	4.15%	(94.65)
1,710,000	6/30/08	4.00%	(105.65)
2,945,000	6/30/08	4.10%	(96.65)
5,761,000	6/30/08	5.44%	35.35
1,500,000	2/2/09	3.90%	(110.65)
1,602,992	6/17/09	4.10%	(89.65)
2,942,847	6/30/09	4.20%	(79.65)
2,000,000	6/30/09	4.25%	(74.65)
2,357,702	8/5/09	4.36%	(64.65)
3,550,000	2/1/10	4.00%	(98.65)
2,986,006	4/27/10	4.50%	(49.65)
2,002,985	6/17/10	4.25%	(73.65)
1,984,944	6/30/10	4.45%	(59.65)
$41,156,509

The 1 month LIBOR rate at the initiation of the contracts was 5.33%, but the pay floating rate changes each month on the monthly reset date of each contract at the spread indicated above which remains constant. The 1 month LIBOR rate of the contract was 5.35% and the total notional amount of the contracts remained $41,156,509 on December 31, 2006.

The objective of the swap agreements is to decrease the Company’s interest rate risk exposure. Being asset sensitive, the Company was (and remains) susceptible to interest rate risk in a downward rate environment. This was, in part, attributable to the fixed rate nature of the Company’s brokered certificates of deposit and Federal Home Loan Bank borrowings. The Company is using these swap agreements to convert the fixed rate brokered certificates of deposit and borrowings into floating rate instruments. Consequently, the interest rate swap contracts allow the Company to hedge changes in the fair value of its brokered certificates of deposit and borrowings that result from changes in benchmark interest rates. The benchmark interest rate is defined as the 1 month LIBOR rate. In order to achieve this hedge objective, the Company has agreed to pay a floating rate of interest in exchange for receiving a fixed rate of interest on hedge instruments that is equal to the fixed rate coupon on the certificates of deposit and borrowings.

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(7)	Commitments and Contingencies, continued

Derivative Instruments and Hedging Activities, continued

The Company uses the long haul method afforded under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” to assess the effectiveness of its current hedging activity and accounted for the hedge instruments as fair value hedges. The Company assesses the effectiveness of the hedge contracts by regressing the market price, including any premium paid, of the brokered certificates of deposit and borrowings (the dependent variables) with the market price of the interest rate swap (the independent variable) on a quarterly basis until all the contracts have matured. Each regression analysis will include in its data set values from a retrospective (realized historical prices) and prospective (shocked scenario analysis) basis. The hedge is considered effective if the correlation coefficient is within the “80-120” rule, where the R square is highly correlative to the value of 1 and the F-stat is large signifying high explanatory power.

The Company has designated these swap contracts as fair value hedges and, accordingly, is recording the fair value of the derivative as well as the fair value of the item being hedged on the balance sheet. Changes in the fair value of the swap contracts and the items being hedged are recorded in current period earnings.

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

Beginning in 1996, the Board of Directors approved a Stock Repurchase Plan of up to $2,000,000 of the Company’s common stock currently outstanding. During 2001, the Board of Directors approved an additional $1,000,000, to be used for the Stock Repurchase Plan. The Company retired 12,000, 2,655 and 48,129 shares of common stock during 2006, 2005 and 2004, respectively. At December 31, 2006, the Company had $588,482 remaining to reacquire shares under the Stock Repurchase Plan.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2006 and 2005, that the Company and the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2006 and 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category. Presented below are the Company’s and the Bank’s actual capital amounts and ratios.

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(9)	Regulatory Matters, continued

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in 000’s)		(in 000’s)		(in 000’s)
As of December 31, 2006:
Total Capital (to Risk
Weighted Assets)
Consolidated	$58,175	12%	>$ 39,786	>8%	N/A	N/A
Bank	$53,303	11%	>$ 39,589	>8%	>$ 49,487	>10%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$52,426	11%	>$ 19,893	>4%	N/A	N/A
Bank	$47,555	10%	>$ 19,795	>4%	>$ 29,692	>6%
Tier I Capital
(to Average Assets)
Consolidated	$52,426	9%	>$ 22,771	>4%	N/A	N/A
Bank	$47,555	8%	>$ 22,738	>4%	>$ 28,423	>5%

As of December 31, 2005:
Total Capital (to Risk
Weighted Assets)
Consolidated	$53,153	12%	>$ 36,038	>8%	N/A	N/A
Bank	$48,223	11%	>$ 35,774	>8%	>$ 44,717	>10%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$47,826	11%	>$ 18,019	>4%	N/A	N/A
Bank	$42,899	10%	>$ 17,887	>4%	>$ 26,830	>6%
Tier I Capital
(to Average Assets)
Consolidated	$47,286	9%	>$ 20,965	>4%	N/A	N/A
Bank	$42,899	8%	>$ 20,817	>4%	>$ 26,022	>5%

Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions are based on the level of regulatory classified assets, the prior years’ net earnings, and the ratio of equity capital to total assets. At December 31, 2006, the Bank could pay approximately $11,626,000 in dividends without obtaining prior regulatory approval.

(10)	Incentive Stock Option Plan

Under the January 11, 1994 Incentive Stock Option Plan (the “1994 Plan”) the Company may grant options to certain key officers to acquire shares of common stock of the Company at the then fair value, with the number of shares to be determined annually by agreed upon formulas. A total of 240,000 shares of common stock were reserved for possible issuance under the 1994 plan. At December 31, 2003, the Company had distributed all the options available for awards under the 1994 Plan. The options may not be exercised prior to five years from the date of grant and are exercisable no later than ten years from that date. Compensation cost in the amount of $86,000 has been recognized for the stock options as of and through December 31, 2006 for this plan. The 1994 Plan has expired according to its terms. However, 61,233 options were unexercised as of December 31, 2006.

On April 8, 2003, the shareholders approved the WGNB Corp. 2003 Stock Incentive Plan (the “2003 Plan”). Under the 2003 Plan, the Company may grant options to certain key officers to acquire shares of common stock of the Company at the then fair value for incentive stock options and no less than 85% of the fair value for nonqualified stock options, with the number of shares to be determined annually by agreed upon formulas. A total of 990,000 shares of common stock were reserved for possible issuance under the 2003 Plan with a maximum of 525,000 shares to be issued under nonqualified stock option grants. During 2006, the Company distributed 33,470 of the options available for awards under the 2003 Plan. The options under the 2003 Plan were to be distributed commencing in the 2004 fiscal year and will terminate February 14, 2015 unless previously terminated by the Board of Directors or when the options approved under the plan have been distributed. The options may be exercised by the participants under a vesting period of five years ratably at 20% per year. The options are exercisable no later than ten years after the date of grant. Compensation cost in the amount of $42,250 has been recognized for the stock options as of and through December 31, 2006. Under the 2003 plan, 69,003 options were unexercised as of December 31, 2006.

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(10)	Incentive Stock Option Plan, continued

A summary status of the Company’s stock option plans as of December 31, 2006, 2005 and 2004, and changes during the years ending on those dates, is presented below:

	2006		2005		2004
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	184,676	$16.53	150,150	$15.79	203,162	$12.35
Awarded during the year	33,470	$24.99	35,596	$19.62	23,458	$19.25
Exercised during the year	(51,022)	$13.94	(1,070)	$15.65	(76,470)	$7.71
Forfeited during year	(36,888)	$17.50	-	-	-	-

Outstanding, end of year	130,236	$19.44	184,676	$16.53	150,150	$15.79

Options exercisable at year end	13,374	$17.48	35,783	$13.01	23,352	$11.41

The following information applies to all options outstanding at December 31, 2006:

Options Outstanding				Options Excersiable
Shares	Range	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Life (Years)	Shares	Wtd. Avg. Exercise Price	Intrinsic Value
61,233	$13.33 - 16.66	$16.37	5.48	5,341	$14.52	$69,380
69,003	$19.25 - 24.99	$22.17	7.43	8,033	$19.45	$64,746
130,236	$13.33 - 24.99	$19.44	6.08	13,374	$17.48	$134,126

The total intrinsic value of options of options exercised in 2006, 2005 and 2004 was $578,435, $6,013 and $959,350, respectively. The intrinsic value of exercisable options is based on a market price of $27.51 as of December 31, 2006.

(11)	Stock Split

On September 12, 2006, The Company’s board of directors declared a three-for-two stock split for shareholders of record as of October 16, 2006, payable on November 15, 2006. All share and per share amounts have been restated to reflect the stock split as if it had occurred on January 1, 2004.

(12)	Defined Contribution Plan

The Company began a qualified retirement plan pursuant to Internal Revenue Code Section 401(k) in 1996 covering substantially all employees subject to certain minimum age and service requirements. Contribution to the plan by employees is voluntary. During 2006, 2005 and 2004, the Company matched 100% of the participants’ contributions up to 6% of the participants’ salaries, subject to the annual 401(k) contribution limits. The Company also made discretionary contributions to the plan in 2006, 2005 and 2004 of 5% of participants’ salaries. Contributions to the plan charged to expense during 2006, 2005 and 2004 were $547,255, $491,265 and $455,172, respectively.

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(13)	Income Taxes

The components of the provision for income taxes in the consolidated statements of earnings for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Current:
Federal	$3,353,207	3,266,346	2,387,873
State	293,962	286,317	265,319

Deferred:
Federal	(169,031)	(594,280)	26,006
State	(19,614)	(68,958)	2,890

Total	$3,458,524	2,889,425	2,682,088

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

	2006	2005	2004

Pretax income at statutory rates	$4,007,226	3,385,350	2,973,726
Add (deduct):
Tax-exempt interest income	(430,180)	(479,991)	(448,781)
State taxes, net of federal effect	174,612	68,924	54,870
Non-deductible interest expense	70,448	17,885	12,757
Other	(363,582)	(102,743)	89,516

	$3,458,524	2,889,425	2,682,088

The following summarizes the net deferred tax asset, which is included as a component of other assets, at December 31, 2006 and 2005.

	2006	2005
Deferred income tax assets:
Allowance for loan losses	$2,085,434	1,971,467
Other real estate owned	32,358	183,706
Other	130,034	9,407

Total gross deferred income tax assets	2,247,826	2,164,580

Deferred income tax liabilities:
Low income housing credits	(220,663)	(186,030)
Premises and equipment	(173,449)	(299,490)
Net unrealized gain on securities available-for-sale	(36,086)	(64,966)
Other	(1,747)	(15,738)

Total gross deferred income tax liabilities	(431,945)	(566,224)

Net deferred income tax asset	$1,815,881	1,598,356

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(14)	Related Party Transactions

The Bank conducts transactions with directors and executive officers, including companies in which they have beneficial interests, in the normal course of business. It is the Bank’s policy to comply with federal regulations that require that loan transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time made for comparable loans to other persons. The following summary reflects activity for related party loans for 2006:

Beginning balance	$3,461,593
New loans	3,857,408
Repayments	(3,546,595)
Change in related parties	(398,668)

Ending balance	$3,373,738

At December 31, 2006 and 2005, deposits from directors, executive officers, and their related interests totaled approximately $7,114,000 and $7,559,000, respectively.

(15)	Other Operating Expenses

Components of other operating expenses which exceed 1% of total interest income and other income are as follows:

	2006	2005	2004

Professional fees	$662,967	644,479	622,993
Printing and supplies	$365,189	303,452	319,709

(16)	Fair Value of Financial Instruments

The Company is required to disclose fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company’s financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company or its subsidiary, but rather a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination, or issuance.

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

Federal Funds Purchased

For federal funds purchased, the carrying amount is a reasonable estimate of fair value.

Federal Home Loan Bank Advances

The fair value of advances outstanding is based on the quoted value provided by the FHLB.

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(16)	Fair Value of Financial Instruments, continued

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

The carrying amount and estimated fair values of the Company’s financial instruments at December 31, 2006 and 2005 are as follows:

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$13,233,448	13,233,448	16,221,889	16,221,889
Securities available-for-sale	$64,251,234	64,251,234	64,359,833	64,359,833
Securities held-to-maturity	$7,837,389	7,837,389	6,736,552	6,839,552
Derivative instruments	$262,184	262,184	-	-
Loans, net	$467,752,885	466,014,287	417,551,614	414,936,820
Liabilities:
Deposits	$462,813,436	461,776,410	429,049,445	427,101,659
Federal funds purchased	$2,475,000	2,475,000	-	-
Federal Home Loan Bank advances	$52,000,000	51,266,931	42,000,000	41,494,694
Derivative instruments	$-	-	571,000	571,000

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(17)	WGNB Corp. (Parent Company Only) Financial Information

Balance Sheets

December 31, 2006 and 2005

	2006	2005
Assets

Cash	$3,375,871	2,573,339
Investment in Bank	47,625,140	43,025,166
Securities available-for-sale	-	606,240
Securities held-to-maturity	2,275,243	2,466,240
Other assets	180,185	105,831

	$53,456,439	48,776,816

Liabilities and Stockholders’ Equity

Dividends payable	$959,945	824,783

Total liabilities	959,945	824,783

Stockholders’ equity	52,496,494	47,952,033

	$53,456,439	48,776,816

Statements of Earnings

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Dividends from Bank	$3,601,555	3,058,719	2,564,479
Other income	234,458	310,101	157,496
Other expense	(36,085)	(21,251)	(36,083)

Earnings before equity in undistributed
earnings of Bank	3,799,928	3,347,569	2,685,892

Equity in undistributed earnings of Bank	4,527,508	3,719,918	3,378,273

Net earnings	$8,327,436	7,067,487	6,064,165

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(17)	WGNB Corp. (Parent Company Only) Financial Information, continued

Statements of Cash Flows

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Cash flows from operating activities:
Net earnings	$8,327,436	7,067,487	6,064,165
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Amortization and accretion	5,019	11,722	11,846
Loss on sale of other real estate	-	-	9,675
Stock option expense	128,250	-	-
Equity in undistributed earnings of Bank	(4,527,508)	(3,719,918)	(3,378,273)
Change in other assets	(74,354)	(48,691)	(6,538)
Change in other liabilities	(128,525)	(56,305)	2,348

Net cash provided by operating activities	3,730,318	3,254,295	2,703,223

Cash flows from investing activities:
Purchase of securities held-to-maturity	-	(232,500)	(1,604,000)
Proceeds from paydowns of securities available-for-sale	599,887	-	-
Proceeds from paydowns of securities held-to-maturity	192,331	101,414	-
Proceeds from sale of other real estate	-	-	39,540

Net cash provided (used) by investing activities	792,218	(131,086)	(1,564,460)

Cash flows from financing activities:
Dividends paid	(3,466,603)	(2,921,611)	(2,460,728)
Exercise of stock options	711,247	16,736	589,977
Retirement of common stock	(964,648)	(52,346)	(964,242)

Net cash used by financing activities	(3,720,004)	(2,957,221)	(2,834,993)

Increase (decrease) in cash	802,532	165,988	(1,696,230)

Cash at beginning of year	2,573,339	2,407,351	4,103,581

Cash at end of year	$3,375,871	2,573,339	2,407,351

Supplemental disclosure of non-cash financing activities:
Change in dividends payable	$135,162	137,108	103,751
Changes in unrealized gains on securities
available-for-sale, net of tax	$(56,059)	(997,681)	(265,213)
Issuance of common stock to directors in lieu of
directors’ fees	$-	14,246	12,840

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(18)	Subsequent Events (unaudited)

On January 22, 2007, WGNB Corp. entered into an agreement and plan of reorganization by and among WGNB Corp., West Georgia National Bank, First Haralson Corporation, and First National Bank of Georgia whereby First Haralson Corporation will be merged with and into WGNB Corp. and, concurrently, First National Bank of Georgia will be merged into West Georgia National Bank. The consummation of the transaction is subject to approval by both companies’ shareholders and is anticipated to close in the second quarter of 2007. First Haralson Corporation is headquartered in Buchanan, Georgia and operates four branches in Haralson County and two branches in Carroll County. As of December 31, 2006, First Haralson Corporation held $215.4 million in total assets, $139.9 million in total loans, $176.9 million in total deposits and $25.7 million of shareholders’ equity. For the fiscal year ended December 31, 2006, First Haralson Corporation recorded net income of $2,400,000.

Under the terms of the merger agreement, First Haralson Corporation’s shareholders may elect to receive cash, WGNB Corp. common stock, or a combination of the two for $46,250,000 in the aggregate. The shareholder election is subject to limits of a minimum of $11,562,500 and a maximum of $18,500,000 of cash consideration being issued in the merger. In addition, the terms of the merger agreement allow First Haralson Corporation to pay a one-time, special dividend not to exceed $7,250,000 in the aggregate, or approximately $35.67 per share, for each First Haralson Corporation share to First Haralson Corporation shareholders prior to the closing of the proposed transaction. The transaction has been unanimously approved by the boards of directors of both companies and is subject to shareholder and regulatory approvals, as well as other customary conditions of closing.