Form 10-K/A
period 2006-12-31
WGNB CORP
filed 2007-04-30
CIK 1115568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Amendment No. 1)

ANNUAL REPORT PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934: For the transition period from ___________ to ___________

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

Yes ☐ No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2006 which is the last business day of its most recently completed second fiscal quarter, was approximately $71,024,902 based on a per share price of $25.00 (which is the average of the ask and bid price reported by the NASDAQ Capital Market) as of such date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the Registrant’s Common Stock have been excluded in that such persons may be deemed affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2007, there were 5,000,613 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART III

This Amendment on Form 10-K/A amends the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed by the Registrant on February 16, 2007, and is being filed to reflect portions of Items 10-14 of Form 10-K originally to be incorporated by reference and to update certain information set forth in Item 15.

Item 10.  Directors, Executive Officers and Corporate Governance

Information as to Directors and Executive Officers

The following table provides biographical information for each director and executive officer of the Company. All of our executive officers are chosen by the Board of Directors and serve at the Board's discretion. Except as otherwise indicated, each individual has been or was engaged in his or her present or last principal occupation, in the same or a similar position, for more than five years. With the exception of Richard Duncan and Oscar Roberts, who are cousins, there are no family relationships among any of our directors or executive officers.

Name	Age	Position with the Company and Principal Occupation
W. T. Green, Jr.	62
Mr. Green is our Chairman of the Board and has served as a director of the Company and the Bank since 1988. He is a 1966 graduate of the University of Georgia and is Chairman and CEO of Greenway Medical Technologies, a software company located in Carrollton, Georgia that designs computer software applications for healthcare providers. Mr. Green is past Chairman of the Tanner Medical Foundation and a member of the Board of Trustees of the University of West Georgia Foundation (“West Georgia Foundation”). He is past President of the Carrollton Rotary Club and Sunset Hills Country Club.

Wanda W. Calhoun	47
Ms. Calhoun has served as a director of the Company and the Bank since December 2002. Ms. Calhoun is an elementary school teacher and has been employed by the Carroll County Board of Education since 1991. She holds both a bachelor and masters degree in education from the University of West Georgia.

Grady W. Cole	54
Mr. Cole has served as a director of the Company and the Bank since 1992. Mr. Cole is President and CEO of Carroll Realty and Insurance Company where he has been employed since 1978. He is a graduate of the University of Georgia with a BBA in Finance. Mr. Cole currently serves as a director of the Carrollton Housing Authority and the Tanner Medical Foundation and is past director of the Carrollton Rotary Club and the West Georgia Foundation. He is also a past director of the Carrollton City Schools Educational Foundation.

Richard A. Duncan	59
Mr. Duncan has been a director of the Company and the Bank since 1991. He is also a former executive officer of both companies serving in the role of Company Executive Vice President and Bank President until his retirement in March 2004. He is a graduate of the University of West Georgia with a B.S. in Business Administration and the Graduate School of Banking of the South at Louisiana State University. Mr. Duncan is a member of the University of West Georgia Athletic Booster Club, the Carrollton High School Athletic Booster Club and a member and past director of the Carrollton Civitans. He also serves as a Trustee for the West Georgia Foundation.

L. G. (Jack) Joyner	70
Mr. Joyner has served as a director of the Company and the Bank since 1986. He is the owner of J & R Construction & Development, which specializes in commercial construction. He is also President of Ivy Bluff Properties, Ivy Bluff Farms and Joyner Poultry Farms. Mr. Joyner is a member of the Carroll County Chamber of Commerce, a member and former Master of the Tyus Masonic Lodge #671 and a past Chairman of the Tyus Baptist Church Finance Committee. He is also a past Chairman of the Board of the Carroll County Cattle Sales Corporation, Past Chairman of the Board of Southern States and a member of the Carrollton Sertoma Club. Mr. Joyner retired from our Board effective October 31, 2006.

H. B. Lipham, III	41
Mr. Lipham became a director of the Company in 2006 and in 2007 was named as its Chief Executive Officer and President. He joined the Bank in 1994 and was appointed to the Board of Directors and assumed the position of President of the Bank in 2004. In 2006, he was named Chief Executive Officer of the Bank. Mr. Lipham holds a BBA in Accounting from the University of West Georgia and is a graduate of the University of Georgia Banking School. Mr. Lipham serves on the Boards of Directors of the Tanner Medical Foundation, United Way of Douglas County, Oak Mountain Academy, University of West Georgia Foundation, Carroll Tomorrow Foundation and Alice’s House Community Children’s Home. He is also a member of the Carroll County and Douglas County Chambers of Commerce and past chair of the University of West Georgia Annual A-Day Scholarship Drive. Professional organizations include the Regulation and Taxation Liaison Committee and the Board of Directors of the Community Bankers Association of Georgia, as well as membership in the Political Action Committee Board of the Georgia Bankers Association.

R. David Perry	66
Mr. Perry is a director of the Company and the Bank. He has been a director of the Company since 1984 and a director of the Bank since 1980. He is a retired pharmacist and graduated from the University of Georgia in 1962 with a B.S. in Pharmacy. Mr. Perry practiced pharmacy for twenty-five years and owned Perry’s Westside Pharmacy in Carrollton. After retiring from pharmacy, he served as interim Executive Director of the Carroll County Chamber of Commerce and training consultant for the University of West Georgia Continuing Education Department. In 1988, Mr. Perry was elected as sole Commissioner of Carroll County and later served as the Chairman of the Board of Commissioners of Carroll County. He also held elected positions as Chairman of the Democratic Executive Committee of Carroll County and member of the City of Carrollton Board of Education. He served as President of the Carrollton Jaycees and a member of Carrollton Kiwanis Club and Carrollton Rotary Club. He served on the Quorum Health Advisory Board, the State of Georgia Environmental Facilities Authority, the Chattahoochee Flint Development Authority, the City of Carrollton Zoning Board and the Recreation Commission. Mr. Perry is past Chairman of the Board of Directors of Tanner Medical Center, and a member of the Board of Directors of Systems and Methods, Inc., a computer software company.

L. Richard Plunkett	64
Mr. Plunkett has served as a director of the Company and the Bank since 1992. He is president of Plunkett & Associates, a money management and investment firm. He is a graduate of Brown University and received his Masters of Business Administration, Finance, from Georgia State University. He earned his Chartered Financial Analyst certification in 1973. Mr. Plunkett is a member of the Association for Investment Management and Research and the Society of International Business Fellows. He is a member of the Board of Trustees of the Michael C. Carlos Museum, Mercer University and the State Private Colleges and University Authority. He is also a board member of Live Oak Shelter.

Thomas E. Reeve, III, M.D.	51
Dr. Reeve has served as a director of the Company and the Bank since 1992. He is also a partner of Carrollton Surgical Group. He is a graduate of Emory University and the Medical College of Georgia in Augusta and completed Surgical Training at the University of Mississippi Medical Center. He is a member of the Medical Association of Georgia, the Georgia Surgical Society, the Southeastern Surgical Society, the American Society of Breast Surgeons and the American Society of General Surgeons. Dr. Reeve is a Fellow of the American College of Surgeons and a Diplomate of the American Board of Surgery. Dr. Reeve is a Trustee and Board member of the University of West Georgia Foundation, the Carrollton Parks, Recreation and Cultural Arts Commission and Healthwest PHO.

Thomas T. Richards	66
Mr. Richards has served as a director of the Company and the Bank since 1984. He is a graduate of Georgia Institute of Technology with a B.S. in Industrial Management and earned his MBA from the Harvard Business School. He is the President of Richards Mortgage Servicing and is a member of the Board of Directors of Greenway Medical Technologies. He is also a board member of Live Oak Shelter, Tanner Medical Foundation and Community Foundation of West Georgia.

Oscar W. Roberts, III	59
Mr. Roberts has served as a director of the Company and the Bank since 1996. He is a graduate of the University of West Georgia and attended Graduate School at Georgia Institute of Technology. Mr. Roberts has owned a variety of retail and service businesses and currently manages personal investments and serves as a director of Gateway Investment Corp. and is the managing partner of Tyus FLP and SB Suites, LLC. He served as Treasurer of the Carrollton Kiwanis Club and is a past member of the Carrollton Jaycees.

Frank T. Thomasson, III	56
Mr. Thomasson has served as a director of the Company and the Bank since 1992. He is President of Thomasson Printing Company. Mr. Thomasson is a graduate of the University of West Georgia. He serves on the Board of Directors of the Printing Industry of Georgia and is a past Chairman. Mr. Thomasson is currently a member of the Carrollton Rotary Club. He is a former director of the Carroll County Chamber of Commerce and former Chairman of the Carrollton Housing Authority.

J. Thomas Vance	60
Mr. Vance has served as a director of the Company and the Bank since 1991. He is a graduate of the University of Georgia School of Law and is a partner with the law firm of Tisinger Vance LLC where his practice concentrates in the areas of business, family, municipal and healthcare law. He serves as General Counsel to Tanner Medical Center, Greenway Medical Technologies, the Carroll County Board of Education and Systems and Methods. He currently serves on the board of the Georgia World Congress Center Authority and is a trustee of the University of West Georgia Foundation.

Charles M. Willis, Sr.	68
Mr. Willis is a director of the Company and the Bank. He has served as a director of the Company since 1984 and as a director of the Bank since 1972. He is the retired co-owner of The Squire Shop, a men’s clothing store in Carrollton, Georgia. He graduated from the University of Georgia with a BBA Degree in Business Administration in 1962. He is past President of the Jaycees, Rotary Club and the Carroll County Chamber of Commerce.

Steven J. Haack	47
Mr. Haack is Senior Executive Vice President, Chief Financial Officer and a director of the Bank and Secretary/Treasurer of the Company. He has been employed by the Bank as its Chief Financial Officer since January, 1995 and has served as Secretary/Treasurer of the Company since 1998. Mr. Haack holds a BBA in Accounting from Iowa State University and he has held senior management positions in banking since 1989. Prior to his banking career, he practiced as a Certified Public Accountant in Atlanta. He is a Vice Chairman of the Board of Directors of the Carroll County Water Authority and serves on its Finance Committee. He is also the Chief Financial Officer and on the Executive Committee of Live Oak Shelter.

Robert M. Gordy	46
Mr. Gordy is Executive Vice President and Chief Credit Officer of the Bank. He joined the Bank in November 2005, bringing 26 years of banking experience. Prior to joining the Bank he worked for 22 years in various roles with a Synovus Financial Corp. affiliate in Carrollton, most recently serving as its Chief Credit Officer. Mr. Gordy holds a BBA in Business Administration from Columbus State University, and is a graduate of the Georgia Bankers Association Banking School and the GBA Commercial Lending School. He is active in various Chamber of Commerce and community agriculture leadership roles.

W. Galen Hobbs, Jr.	47
Mr. Hobbs is Executive Vice President of Commercial Lending of the Bank. He has been employed by the Bank in various capacities since 1991. Mr. Hobbs holds a BA in Economics from Hampden-Sydney College and an MBA from the University of West Georgia. He is a graduate of the Graduate School of Banking of the South at Louisiana State University. Mr. Hobbs is a member of the West Carrollton Enterprise Zone Committee and is a member of the Carrollton Rotary Club. He is also a board member and Treasurer of the University of West Georgia Alumni Association and on the advisory board of the Burson Center and Chairman of the Small Business Committee of the Carroll County Chamber of Commerce.

William R. Whitaker	38
Mr. Whitaker serves as Senior Vice President of Commercial Lending of the Bank. He has been employed by the Bank in various capacities since joining the Bank in 1995. Mr. Whitaker holds a BBA in Accounting from Georgia Southwestern State University. He is a 1994 graduate of the University of Georgia Advanced Compliance School and a 2000 graduate of the Graduate School of Banking of the South at Louisiana State University. He is a past member of the Board of Directors of the Carrollton Kiwanis Club and is past President of the Villa Rica Kiwanis Club. Mr. Whitaker currently serves on the Board of Directors of the Carroll County Chamber of Commerce, Georgia State Homebuilders Association and is President-elect of the Villa Rica Sertoma Club. He also serves on the Board of Directors of the Northwest Central Georgia Homebuilder Association and was named 2005 associate of the year.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers, directors and 10% shareholders to file reports regarding initial ownership and changes in ownership with the Securities and Exchange Commission and any exchange upon which the Company’s securities are listed. Executive officers, directors and 10% shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company's information regarding compliance with Section 16(a) is based solely on a review of the copies of such reports furnished to the Company by the Company's executive officers, directors and 10% shareholders. The Company believes that, with the exception of Mr. Perry who had one late Form 4 filing, during the fiscal year ending December 31, 2006, all of its executive officers, directors and 10% shareholders complied with all applicable Section 16(a) filing requirements.

Codes of Conduct

The Board has approved and we have adopted a Code of Business Conduct and Ethics, applicable to all of our directors, officers and employees. This Code is available on our website, www.wgnb.com. The Board, or a committee of independent members, is responsible for reviewing and approving or rejecting all requested waivers to the Code, as such waivers may apply to any of our executive officers or directors. Any waivers will be disclosed on our website and on Form 8-K to the extent required by the NASDAQ Rules.

The Board has approved and we have adopted an additional Code of Ethics, applicable to our Chief Executive Officer and Chief Financial Officer, relating to dealings with WGNB’s auditors and the preparation of our financial statements and other disclosures made to the public under SEC rules and regulations. This Code is available on our website, www.wgnb.com. The Board, or a committee of independent members, is responsible for reviewing and approving or rejecting all requested waiver to the Code, as such waivers may apply to our executive officers or directors. Any waivers will be disclosed on our website and on Form 8-K to the extent required by the NASDAQ Rules.

Audit Committee Information

Our Compliance, Audit and Examination Committee (“Audit Committee”) consists of Thomas T. Richards, Chairman, R. David Perry, L. Richard Plunkett and Frank T. Thomasson, III, all of whom are financially literate and independent directors (as the term independent is defined by NASDAQ Rules and by SEC Rule 10A-3(c)). The Audit Committee reviews the internal accounting procedures of the Company and engages, consults with and oversees the services provided by our independent auditor. The Board of Directors has determined Mr. Richards to be the “audit committee financial expert” (as that term is defined in pertinent regulations).

Item 11.	Executive Compensation

REPORT OF COMPENSATION COMMITTEE

The Executive Compensation and Management Succession Committee (“Compensation Committee”) is responsible for establishing policies and otherwise discharging the responsibilities of the Board with respect to the compensation of our executive officers. The Compensation Committee sets performance goals and objectives for the Chief Executive Officer and the other executive officers, evaluates their performance with respect to those goals and sets their compensation based upon the evaluation of their performance. In evaluating executive officer pay, the Compensation Committee may retain the services of a compensation consultant and consider recommendations from the Chief Executive Officer and persons serving in supervisory positions over a particular officer or executive officer with respect to goals and compensation of the other executive officers. The Compensation Committee assesses the information it receives in accordance with its business judgment. The Compensation Committee also periodically reviews director compensation and is responsible for administering all of our equity-based plans. All decisions with respect to executive and director compensation are first approved by the Compensation Committee and then submitted, together with the Compensation Committee’s recommendation, to the Executive Committee for final approval. In the case of compensation for our Chief Executive Officer, the Compensation Committee makes a recommendation to the Executive Committee and the independent members of that committee approve the appropriate compensation for our Chief Executive Officer. Our Board is kept apprised on a regular basis on actions taken with respect to executive compensation and provides input on such matters in executive sessions.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis (the “CD&A”) for the year ended December 31, 2006 with management. In reliance on the reviews and discussions referred to above, the Compensation Committee recommended to the Board, and the Board has approved, that the CD&A be included in the Annual Report on Form 10-K for the year ended December 31, 2006 for filing with the Securities and Exchange Commission (SEC).

By the Compensation Committee of the Board of Directors:

R. David Perry, Compensation Committee Chair
Wanda W. Calhoun, Compensation Committee Member
Thomas E. Reeve, III, M.D., Compensation Committee Member
J. Thomas Vance, Compensation Committee Member

COMPENSATION DISCUSSION AND ANALYSIS

Philosophy

All of our compensation programs are designed to attract and retain key employees, motivating them to achieve operating goals and rewarding them based on performance. Different programs are geared to short and long-term performance with the goal of increasing shareholder value over the long term. Executive compensation programs impact all employees by setting general levels of compensation and helping to create an environment of goals, rewards and expectations. Because we believe the performance of every employee is important to our success, we are mindful of the effect of executive compensation and incentive programs on all of our employees.

We believe that the compensation of our executives should reflect their success in attaining key operating objectives. Compensation is based on growth of operating earnings and earnings per share, return on assets, satisfactory results of regulatory examinations, growth or maintenance of market share and long-term competitive advantage, which lead to attaining an increased market price for our stock. We promote asset growth and asset quality. We believe the performance of the executives in managing the Company, considering general economic and company, industry and competitive conditions, should be the basis for determining their overall compensation. We also believe that their compensation should not be based on the short-term performance of our stock, whether favorable or unfavorable. The price of our stock will, in the long-term, reflect our operating performance, and ultimately, the management of the Company by our executives. We seek to have the long-term performance of our stock reflected in executive compensation through our stock option and other equity incentive programs.

Overview of Compensation and Process

Elements of compensation for our executives include: salary; bonus; stock incentive awards; 401(k) plan contributions; health, disability and life insurance; and perquisites. Base salaries for our executives are initially established in formal employment agreements and are subject to upward adjustment annually based upon individual performance. The Compensation Committee typically meets in November of each year for the purpose of reviewing executive base salaries. At this meeting, our Compensation Committee also approves and adopts the management incentive plan for the new fiscal year. The Compensation Committee considers increases in the consumer price index and independent bank-related salary surveys of peer groups and local competition.

Our Compensation Committee reviews the history of all the elements of each executive officer’s total compensation over the past several years and compares the compensation of the executive officers with that of the executive officers in an appropriate market comparison group comprised of other bank holding companies and financial institutions similar in size, market capitalization and other characteristics. Typically, the Chief Executive Officer makes compensation recommendations to the Compensation Committee with respect to the executive officers who report to him. The Compensation Committee also considers recommendations submitted by other persons serving in a supervisory position over a particular officer or executive officer. Such executive officers are not present at the time of these deliberations. The Compensation Committee then makes its formal recommendations to the Executive Committee (which includes our Chief Executive Officer) which then sets the final compensation for officers and executive officers. In the case of compensation for our Chief Executive Officer, the Compensation Committee also makes its formal recommendation to the Executive Committee and the independent members of that committee set the appropriate compensation for the Chief Executive Officer, who is not present during that portion of the meeting.

We choose to pay the various elements of compensation discussed in order to attract and retain the necessary executive talent, reward annual performance and provide incentive for primarily long-term strategic goals, while considering short-term performance. The amount of each element of compensation is determined by or under the direction of our Compensation Committee, which uses the following factors to determine the amount of salary and other benefits to pay each executive:

•	performance against corporate and individual objectives set for the previous year;

•	difficulty of achieving desired results in the coming year;

•	value of their unique skills and capabilities to support long-term performance of the Company;

•	performance of their management responsibilities;

•	whether an increase in responsibility or change in title is warranted; and

•	contribution as a member of the executive management team.

These factors assure alignment between our overall compensation and strategic objectives such as securing the potential of our operations, facilitating our entry into new markets, providing proper compliance and regulatory guidance, and creating a cohesive team.

Our allocation between long-term and currently paid compensation is intended to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for our Company and our shareholders. We provide cash compensation in the form of base salary to meet competitive salary norms and reward performance on an annual basis and in the form of bonus compensation to reward performance against specific short-term goals. We provide non-cash compensation to reward performance against specific objectives and long-term strategic goals. Our compensation package for fiscal 2006 ranges from 88% to 98% in cash compensation and 2% to 12% in non-cash compensation, including benefits and equity-related awards. We believe that this ratio is competitive within the marketplace and appropriate to fulfill our stated policies.

The following items of corporate performance are taken into account in setting compensation policies:

•	corporate earnings per our financial plan;

•	asset quality and loan portfolio management;

•	customer and shareholder satisfaction;

•	regulatory and corporate governance compliance; and

•	achievement of our strategic objectives.

Compensation Consultant

Our Compensation Committee periodically engages the services of a compensation consultant to advise them with respect to the compensation packages of our management group and our Board.

In the fall of 2002, we engaged the Bankers Bank to compile a study for the purpose of determining the appropriateness of our compensation relating to our stock option and profit-sharing plans and the methods of calculating base salary and bonuses. Our consultant was charged, among other things, with conducting a competitive assessment of our executive compensation. In addition to talking to members of our Compensation Committee, they also contacted certain of our executive officers and other employees in our human resources to obtain historical data and insight into previous compensation practices. In preparing its analysis, the Bankers Bank reviewed our compensation policies against a peer group consisting of banking institutions comparable in size, complexity and performance ranking. Other than making a recommendation that the director fees be increased (which we implemented for our 2003 fiscal year), the Bankers Bank concluded that our compensation policy was reasonable and appropriate. Our Compensation Committee took their recommendations into consideration when setting base salaries for fiscal 2003 going forward and used them as a basis to making changes to the bonus and equity components of executive compensation for fiscal 2006.

In 2005, we engaged Clark Consulting to perform an updated study for the same purpose. Again, executive management compensation and strategy was deemed appropriate. Director and committee fees, however, were increased based on recommendations from this study and a monthly retainer was implemented. These increases in director fees were comparable to other similarly situated publicly-traded bank holding companies.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Base Salary ($)	Bonus ($)	Option Awards ($)(a)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(b)	Total ($)
H.B. Lipham III, CEO (c)	2006	$173,067	$25,039	$50,618	$148,402	$62,761	$459,887
Steven J. Haack, CFO	2006	$150,306	$21,746	$40,494	$132,302	$40,323	$385,171
W. Galen Hobbs, Jr. Exec. VP - Bank	2006	$127,700	$18,476	$19,351	$58,766	$30,881	$255,174
William R. Whitaker Sr. VP - Bank	2006	$122,500	$17,723	$14,519	$49,448	$27,353	$231,543
Robert M. Gordy Exec. VP - Bank	2006	$115,000	$16,638	$3,656	$41,244	$17,839	$194,377
L. Leighton Alston, former CEO (d)	2006	$40,305	-	-	$15,121	$122,047	$177,473

(a)
Refer to Note 1, “Stock Compensation Plans”, in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K filed on February 16, 2007 for the relevant assumptions used to determine the valuation of our option awards.

(b)
Amounts shown include: (i) matching contributions made under our 401(k) plan on behalf of the named executive officers as follows: Mr. Lipham - $23,653; Mr. Haack - $22,515; Mr. Hobbs - $17,573; Mr. Whitaker - $16,445, Mr. Gordy - $12,331; Mr. Alston - $3,057; (ii) country club dues; and (iii) auto and gasoline allowances as follows: Mr. Lipham - $12,000; Mr. Haack - $2,400; Mr. Hobbs - $9,600; Mr. Whitaker - $7,200, Mr. Gordy - $1,800; Mr. Alston - $2,400. The amounts for Mr. Lipham and Mr. Haack include $23,400 and $11,700, respectively, in director fees received by them for their service on the Company’s and/or Bank’s Board of Directors. Included in Mr. Lipham’s director fees are fees he received for participating on the Executive Loan Committee and our Executive Committee. Neither he nor Mr. Haack receives fees for their involvement on any other Company or Bank Board committees.

(c)	Mr. Lipham assumed his duties as Chief Executive Officer and President effective February 11, 2006 upon the resignation of Mr. Alston.

(d)
Mr. Alston resigned from his position as Chief Executive Officer and President effective February 11, 2006. The amounts in all other compensation include severance payments in the amount of $125,000, COBRA payments in the amount of $4,195 and director and loan committee fees in the amount of $1,900.

Base Salary

The Compensation Committee desires to establish salary compensation for our executive officers based on our Company’s operating performance relative to comparable peer companies over a three to five year period. In setting base salaries for fiscal 2006, we considered salaries paid to executive officers of other bank holding companies and other financial institutions similar in size, market capitalization and other characteristics. The Compensation Committee’s objective is to provide for base salaries that are competitive with the average salary paid by the Company’s peers. In making its recommendations, the Compensation Committee takes into account recommendations submitted by persons serving in a supervisory position over a particular officer or executive officer. The Compensation Committee’s recommendations are made to the Executive Committee who approves the compensation for the officers and executive officers. In the case of compensation for our Chief Executive Officer, the Compensation Committee also makes a recommendation to the Executive Committee and the independent members of that committee approve the appropriate compensation for our Chief Executive Officer who is absent from those discussions.

Bonus and Other Non-Equity Incentive Plan Compensation

Bonus Plans

Our executive officers participate in two bonus plans. We refer to them as the “profit sharing bonus plan” and the “formula-based executive bonus plan.” The profit sharing bonus is paid to all employees, including executives, upon the discretion of the Board of Directors. Should earnings of the Company be insufficient, the Board of Directors may elect to forego payment of the profit sharing bonus. Since its inception, however, the profit sharing bonus has been paid in December of each year. In determining the amount of profit sharing bonus to be paid we first establish a bonus dollar “pool” which is calculated by multiplying the Bank’s pretax profits by 8 percent less the matching contributions paid under our 401(k) plan. In allocating the total bonus dollar pool to our employees, we divide the bonus dollar pool by the total salaries of all participating employees and apply the percentage derived to each employee’s salary earned for the year. To qualify for a profit sharing bonus, an employee need only have been an employee and earned salary during the bonus calculation period. For our 2006 fiscal year, our eligible employees were paid a profit share bonus in the amount of 14.47% of their annual salaries (not including any other incentive or bonus). Profit sharing bonuses were paid in December 2006.

Our formula-based executive bonuses are conditioned upon satisfaction of a combination of stated Company performance objectives. The amount of such bonuses are determined by the Compensation Committee in accordance with these performance objectives, subject to ratification by the Executive Committee. Draws against projected bonuses are paid to executives on quarterly intervals during the first three quarters of the fiscal year with an additional draw against the projected bonus paid during December of that year. Any final amounts due an executive for bonus compensation are generally paid during February of the next fiscal year following completion of the Company’s audit for the preceding fiscal year end. As is the case with base salary, the independent members of the Executive Committee approve annual formula-based executive bonus compensation for our Chief Executive Officer based on the fomula guidelines described below.

There are two types of performance criteria which are factored in the calculations used to determine the formula-based bonuses paid to executives: (i) a “corporate performance” calculation which is applicable to Mr. Lipham, Mr. Haack and another executive officer who is not a named executive officer; and (ii) a “lending performance” calculation which is applicable to Mr. Hobbs, Mr. Whitaker, Mr. Gordy and another executive officer who is not a named executive officer. The corporate performance bonus calculation takes into account the following components: return on assets; CAMELS rating (a regulatory rating applicable to the banking industry); total asset growth; and two-year average diluted earnings per share growth. The lending performance bonus calculation takes into account the following components: our Community Reinvestment Act rating (a regulatory rating applicable to the banking industry); two-year average diluted earnings per share growth; loan growth; level of thirty-day past due loans; net charged-off loans; and the level of criticized and classified assets. The lending performance bonus calculation is positively impacted by a good CRA rating, diluted earnings per share growth and loan growth, but is negatively impacted by increased levels of past due loans, net charged-off loans and criticized and classified loans. If certain of the loan criteria are sufficiently negative, it is possible that no formula-based bonus will be paid the lending executives. Because those items also typically impact our earnings, poor performance under these loan criteria can negatively impact the bonuses based on corporate performance as well.

In designing the formula-based bonus plan, the Compensation Committee attempts to align the positive or negative impact that the stated performance criteria have on the formula-based bonuses paid to our executives with the positive or negative impact that these components have on shareholder return. These performance components are weighted individually in deriving an overall bonus factor which is then multiplied by our reported net earnings in determining the bonus amounts to be paid. The bonus factors used in 2006 ranged from approximately 0.58% to 1.38% of net earnings for individual executives. The formula-based bonus plan is typically more heavily weighted towards diluted earnings per share growth than any other single component of the calculation. For example, during 2006, approximately 78% of the bonus factor used in calculating both the corporate performance and lending bonuses was primarily attributable to earnings per share growth. This is due to a higher multiple applied to the bonus factor for achieving a greater than 12.5% two-year average diluted earnings per share growth. In 2006, our two-year average diluted earnings per share growth averaged just under 16% resulting in increased reported net earnings and, consequently, higher bonuses earned by our executives in 2006 than in previous years. Should earnings per share growth and reported net earnings decrease in subsequent years, the bonus factor likewise will decrease.

Bonus Awarded

The following table sets forth the amounts earned by our named executive officers in 2006 as profit sharing and formula-based bonuses as well as the percentage of total base salary that these bonuses reflect.

Non-Equity Incentive Plan Compensation

Name and Principal Position	Profit Sharing Bonus ($)	Percent of Salary	Formula- Based Executive Bonus ($)	Percent of Salary
H.B. Lipham III, CEO	$25,039	14.47%	$148,402	85.75%
Steven J. Haack, CFO	$21,746	14.47%	$132,302	88.22%
W. Galen Hobbs, Jr., EVP	$18,476	14.47%	$58,766	46.02%
William R. Whitaker, SVP	$17,723	14.47%	$49,448	40.37%
Robert M. Gordy, EVP	$16,638	14.47%	$41,244	35.86%
L. Leighton Alston, former CEO	-	-	$15,121	37.52%

Stock Option and Equity Incentive Programs

We believe that our stock option program should be the primary vehicle for offering long-term incentives and rewarding our executive officers. We also regard our stock option program as a key retention tool. This is a very important factor in our determination of the type of award to grant and the number of underlying shares that are granted in connection with that award. Because of the direct relationship between the value of an option and the market price of our common stock, we have always believed that granting stock options is the best method of motivating the executive officers to manage our Company in a manner that is consistent with the interests of our Company and our shareholders. However, because of the evolution of regulatory, tax and accounting treatment of equity incentive programs, we realize the importance of having the ability to utilize other forms of equity awards as we may deem necessary.

Stock Options Granted

We grant stock awards to our executive officers and have the ability to include key non-executive officers based upon their performance and the discretion of the Board. Each year the executive officers execute a stock option agreement to document the terms of the grant. The Compensation Committee has approved a calculation method for the annual granting of stock options to executives but retains the discretion to change the calculation methodology in the future. In determining the number of stock options awarded to our named executive officers and other eligible executive officers for a particular year, we first divide the amount that the individual earned for the immediately preceding fiscal year as a formula-based executive bonus by the weighted average share price for our Common Stock for the 90 days preceeding the grant date. We then multiply that number by a factor of two. The following table shows the stock option awards made in 2006 (restated for stock splits) for eligible participants including our for named executive officers.

Stock Options Granted

Name and Principal Position	2006
H.B. Lipham III, CEO	11,323
Steven J. Haack, CFO	9,058
W. Galen Hobbs, Jr., EVP	4,329
William R. Whitaker, SVP	3,247
Robert M. Gordy, EVP (a)	817
L. Leighton Alston, former CEO (b)	None
Non-employee directors	None
Non-named executive officers	4,691
Non-executive officers	None
Total	33,466

(a) Mr. Gordy’s employment with the Bank commenced in November 2005

(b) Mr. Alston has exercised all vested options or forfeited unvested options and currently holds no options

Timing of Grants

Stock options awards for our executive officers are typically made on the date that the final draw of the formula-based executive bonus is approved which coincides with the completion of the Company’s year end audit. The exercise price of all stock options is based on the weighted average price of our Common Stock for the 90 days preceding the date of the grant as reported on the NASDAQ Capital Market.

Perquisites

Our executives are entitled to few benefits that are not otherwise available to all of our employees. In this regard it should be noted that we do not provide pension arrangements, post-retirement health coverage, or similar benefits for our executives or employees.

Defined Contribution Plan

We maintain a qualified retirement plan pursuant to Internal Revenue Code Section 401(k) covering substantially all employees subject to certain minimum age and service requirements. Our 401(k) plan allows employees to make voluntary contributions and provides for discretionary profit sharing and matching contributions by the Company. The assets of the 401(k) plan are held in trust for participants and are distributed upon the retirement, disability, death or other termination of employment of the participant. Our Board, in its discretion, determines the amount of any Company profit sharing contributions (currently 5% of the participants’ salary), and the amount of any matching contributions to be made based on participants’ 401(k) contributions (currently up to 6% of the participants’ salary).

Employees who participate in our 401(k) may contribute to their 401(k) account between 1% and 15% (in increments of 1%) of their compensation by way of salary reductions that cannot exceed a maximum amount that varies annually in accordance with the Internal Revenue Code. The Company also makes available to 401(k) plan participants the ability to direct the investment of their 401(k) accounts (including the Company’s matching contributions) in various investment funds.

In fiscal 2006, the Company contributed $263,784 in discretionary profit sharing contributions and $283,471 in matching contributions for a total of $547,255 in contributions to the 401(k) plan on behalf of all employees, including executive officers. These contributions were allocated to the matching contribution accounts in each participant’s 401(k) accounts. The Company’s contributions to each of the six named executive officers are reflected in the “All Other Compensation” column of the above Summary Compensation Table. All of the Company’s named executive officers and who had account balances under the 401(k) plan were 100% vested in their accounts except Mr. Gordy who is 20% vested. Participants’ interests in contributions allocated to their accounts vest over five years.

Other Items

Mr. Lipham, Mr. Hobbs and Mr. Whitaker received automobile allowances of $12,000, $9,600 and $7,200, respectively, in 2006. Mr. Haack and Mr. Gordy received gasoline allowances of $2,400 and $1,800, respectively, in 2006. All officers of the Company receive a position-appropriate gasoline allowance. The Company also pays the monthly country club dues for all of the named executive officers and certain other officers who are responsible for business development. The dues per officer range from $2,000 to $3,700 per year. All of these amounts are reflected in the “All Other Compensation” column of the above Summary Compensation Table.

GRANTS OF PLAN-BASED AWARDS

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under Equity Incentive Plan Awards			Exercise or Base Price of Option Awards	Closing Price of Common Stock on Grant	Grant Date Fair Value of Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	($/Sh) (a)	Date (a)	Awards ($)(b)
H.B. Lipham III, CEO (c)
Profit Sharing Bonus Plan			$25,039
Formula-Based Bonus Plan			$148,402
2003 Stock Incentive Plan	2/14/2006					11,323		$24.99	$25.59	$50,618

Steven J. Haack, CFO
Profit Sharing Bonus Plan			$21,746
Formula-Based Bonus Plan			$132,302
2003 Stock Incentive Plan	2/14/2006					9,058		$24.99	$25.59	$40,494

W. Galen Hobbs, Jr., EVP
Profit Sharing Bonus Plan			$18,476
Formula-Based Bonus Plan			$58,766
2003 Stock Incentive Plan	2/14/2006					4,329		$24.99	$25.59	$19,351

William R. Whitaker, SVP
Profit Sharing Bonus Plan			$17,723
Formula-Based Bonus Plan			$49,448
2003 Stock Incentive Plan	2/14/2006					3,247		$24.99	$25.59	$14,519

Robert M. Gordy, EVP
Profit Sharing Bonus Plan			$16,638
Formula-Based Bonus Plan			$41,244
2003 Stock Incentive Plan	2/14/2006					817		$24.99	$25.59	$3,656

L. Leighton Alston, former CEO (d)
Formula-Based Bonus Plan			$15,121

(a)
The exercise price of the stock options that were awarded was $24.99 per share, the 90-day weighted average closing price immediately prior to the grant date of our Common Stock as reported on the NASDAQ Capital Market. The closing price of our Common Stock on the grant date as reported by the NASDAQ Capital Market was $25.59.

(b)
Refer to Note 1, “Stock Compensation Plans”, in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K filed on February 16, 2007 for the relevant assumptions used to determine the valuation of our option awards.

(c)	Mr. Lipham assumed his duties as Chief Executive Officer and President effective February 11, 2006 upon the resignation of Mr. Alston.

(d)
Mr. Alston resigned from his position as Chief Executive Officer and President effective February 11, 2006. He did not participant in any incentive plans for 2006 other than the formula-based plan referenced above.

The Compensation Committee granted stock options to the executive officers at a previously scheduled meeting, which was held on February 14, 2006. In keeping with our standard policy and practice, the exercise price of the stock options that were awarded was $24.99 per share, the 90-day weighted average closing price of our Common Stock immediately prior to the grant date as reported on the NASDAQ Capital Market. The options are exercisable 20 percent per year for five years from the date of grant and expire ten years from the date of grant. All options are intended to be qualified stock options as defined under Section 422 of the Internal Revenue Code of 1986, as amended.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options Exercisable (#)(a)	Number of Securities Underlying Unexercised Options Unexercisable (#)(a)	Option Exercise Price ($)	Option Expiration Date (b)
H.B. Lipham III, CEO (c)	432		13.33	2/9/2009
	783		14.33	1/10/2010
	1,235		15.00	1/8/2011
	2,364		16.00	2/11/2012
		2,499	16.66	2/10/2013
		7,625	16.66	2/10/2013
	1,144	1,717	19.25	2/9/2014
	1,935	7,742	24.99	2/3/2015
		11,323	29.91	2/13/2016

Steven J. Haack, CFO	480		13.33	2/9/2009
	822		14.33	1/10/2010
	1,589		15.00	1/8/2011
	3,614		16.00	2/11/2012
		4,342	16.66	2/10/2013
		7,625	16.66	2/10/2013
	1,496	2,245	19.25	2/9/2014
	829	3,318	24.99	2/3/2015
		9,058	29.91	2/13/2016

W. Galen Hobbs, Jr., EVP	2,364		16.00	2/11/2012
		1,668	16.66	2/10/2013
		7,625	16.66	2/10/2013
	763	1,145	19.25	2/9/2014
	902	3,610	24.99	2/3/2015
		4,329	29.91	2/13/2016

William R. Whitaker, SVP		6,315	16.66	2/10/2013
	572	572	19.25	2/9/2014
	677	2,707	24.99	2/3/2015
		3,247	29.91	2/13/2016

Robert M. Gordy, EVP		817	29.91	2/13/2016

L. Leighton Alston, former CEO (d)

(a)	Options become exercisable five years after date of grant

(b)	The expiration date of each option occurs ten years after the date of grant of each option

(c)	Mr. Lipham assumed his duties as Chief Executive Officer and President effective February 11 2006, upon the resignation of Mr. Alston.

(d)
Mr. Alston resigned from his position as Chief Executive Officer and President effective February 11, 2006. He has exercised all vested options or forfeited unvested options and currently holds no options.

OPTION EXERCISES

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(a)
H.B. Lipham III, CEO (b)	-	-
Steven J. Haack, CFO	-	-
W. Galen Hobbs, Jr., EVP	832	$12,345
William R. Whitaker, SVP	-	-
Robert M. Gordy, EVP	-	-
L. Leighton Alston, former CEO (c)	22,063	$557,836

(a)	Represents the difference between the exercise price and the fair market value of our Common Stock on the date of exercise.

(b)	Mr. Lipham assumed his duties as Chief Executive Officer and President effective February 11 2006, upon the resignation of Mr. Alston.

(c)
Mr. Alston resigned from his position as Chief Executive Officer and President effective February 11, 2006. Mr. Alston exercised all vested options in connection with his resignation. A total of 48,183 options were exercised although Mr. Alston tendered 26,120 shares in payment of the exercise price. The value represents the difference between the exercise price and the fair market value of our Common Stock on the date of exercise.

Post-Employment Compensation

Pension Benefits

We do not provide pension arrangements or post-retirement health coverage for our executives or employees. Our executive officers are eligible to participate in our 401(k) contributory defined contribution plan. In any plan year, we will contribute to each participant a matching contribution up to 6% of the participant’s compensation that has been contributed to the plan and up to 5% of the participant’s compensation, in the Board’s discretion, as an additional Company contribution to the plan. All of our executive officers participated in our 401(k) plan during fiscal 2006 and received matching and additional Company provided contributions.

Non qualified Deferred Compensation

We do not provide any nonqualified defined contribution or other deferred compensation plans.

Employment Agreements

We have entered into formal employment agreements with each of our named executive officers, with the exception of Mr. Alston who has resigned from his prior positions with the Company.

Our employment agreement with Mr. Lipham, our Chief Executive Officer, provides for severance benefits in certain instances, including severance benefits equal to the greater of (i) Mr. Lipham’s base salary, target bonus and profit sharing bonus for the remainder of Mr. Lipham’s employment term or (ii) one and one-half times his annual base salary, target bonus and profit sharing bonus based on Mr. Lipham’s current base salary at the time of his termination, in the event Mr. Lipham’s employment is terminated “without cause” or by the executive “with good reason” (each as defined in the employment agreement), together with fully-paid health insurance benefits for eighteen months. If Mr. Lipham is employed on the date a “change in control” occurs or is terminated without cause in the twelve month period immediately preceding a “change in control” (as defined in the employment Agreement), he would also be entitled to severance pay as a result. In such instance, Mr. Lipham would be entitled to an amount equal to two times his annual base salary (based on the greater of his base salary on the termination date or his base salary for the fiscal year immediately preceding the date of the change in control) plus two times his bonus and profit sharing bonus earned for the fiscal year which ended immediately preceding the termination date or date of the change in control. The severance payments referenced above are payable in lump sum, subject only to the execution by Mr. Lipham of a general release in favor of the Bank and the Company. The initial term of Mr. Lipham’s employment agreement commenced effective as of May 9, 2006. His employment agreement provides for an initial term of one year with automatic renewals for additional terms of one year each unless either party gives notice of its intent not to extend the agreement at least ninety days prior to the expiration of the then current term.

Our employment agreement with Mr. Haack, our Chief Financial Officer, similarly provides for severance benefits in certain instances, including severance benefits equal to the greater of (i) Mr. Haack’s base salary, target bonus and profit sharing bonus for the remainder of Mr. Haack’s employment term, or (ii) one and one-half times his annual base salary, target bonus and profit sharing bonus based on Mr. Haack’s current base salary at the time of his termination, in the event Mr. Haack’s employment is terminated “without cause” or by the executive “with good reason” (each as defined in the employment agreement), together with fully-paid health insurance benefits for eighteen months. If Mr. Haack is employed on the date a “change in control” occurs or is terminated without cause in the twelve month period immediately preceding a “change in control” (as defined in the employment agreements), Mr. Haack would also be entitled to severance pay as a result. In such instance, Mr. Haack would be entitled to an amount equal to two times his annual base salary (based on the greater of his base salary on the termination date or his base salary for the fiscal year immediately preceding the date of the change in control) plus two times his bonus and profit sharing bonus earned for the fiscal year which ended immediately preceding the termination date or date of the change in control. All of the severance payments referenced above are payable in lump sum, subject only to the execution by Mr. Haack of a general release in favor of the Bank and the Company. The initial term of Mr. Haack’s employment agreement commenced effective August 8, 2005. His employment agreement provides for an initial term of three years with automatic renewals for additional terms of three years each unless either party gives notice of its intent not to extend the agreement at least ninety days prior to the expiration of the then current term.

We have similar employment agreements with W. Galen Hobbs, an Executive President of the Bank, with William R. Whitaker, a Senior Vice President of the Bank, and with Robert M. Gordy, Jr., an Executive Vice President of the Bank. These employment agreements similarly provide for severance benefits to the executives in certain instances, including severance benefits equal to the greater of (i) the executive’s base salary, target bonus and profit sharing bonus for the remainder of the employment term or (ii) one and one-half times his annual base salary, target bonus and profit sharing bonus based on his current base salary at the time of termination, in the event the executive is terminated without cause prior to a “change in control” (as defined in their respective employment agreements), together with fully-paid health insurance benefits for eighteen months. If the executive is terminated without cause in the twenty-four month period following a “change in control” (as defined in their respective employment agreements), the executive would be entitled to severance pay in the amount equal to twenty-four months of his annual base salary, target bonus and profit sharing bonus based on his base salary on the termination date, together with fully-paid health insurance benefits for eighteen months. All of the severance payments referenced above are payable in lump sum, subject only to the execution by the executive of a general release in favor of the Bank and the Company. The initial term of Mr. Hobbs’ employment agreement commenced effective July 11, 2005. Mr. Whitaker’s employement agreement commenced effective November 28, 2005. Mr. Gordy’s employment agreement commenced effective January 2, 2007. Each of these employment agreements provides for an initial term of two years with automatic renewals for additional terms of two years each unless either party gives notice of its intent not to extend the agreement at least ninety days prior to the expiration of the then current term.

We entered into a separation agreement with L. Leighton Alston, our former Chief Executive Officer, in connection with his resignation effective as of February 11, 2006. We agreed to pay Mr. Alston a severance payment in the amount of $300,000, payable in 24 equal monthly installments of $12,500. Mr. Alston also had a 180 day period following the termination date to exercise any options that had vested as of that date. The Company also agreed to pay Mr. Alston’s COBRA premiums for continued health insurance coverage for an 18-month period. In consideration for the foregoing payments, Mr. Alston executed a general release in favor of the Company and the Bank. He continues to be bound by certain restrictive covenants in favor of the Company and the Bank relating to noncompetition, nonsolicitation and nondisclosure extending for a 24-month period following the effective date of his resignation.

Had a change in control occurred during fiscal 2006 and/or had their employment been terminated on December 31, 2006, the named executive officers would have been eligible to receive the payments set forth in the table on the following page.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Name	Benefit (a)	Termination w/o Cause or for Good Reason Generally (and Not in Connection With a Change in Control) (b)	Termination w/o Cause in 24 Months following a Change in Control (c)	Voluntary Termination, Death or Disability (d)		Termination other than for Cause, Voluntary Termination w/o Good Reason, Death or Disability Within 12 Months Prior to a Change in Control (e)	Upon Change in Control (f)
H.B. Lipham III, CEO	Salary	$259,601		-		$346,134	$346,134
	Profit Sharing Bonus	$37,559		-		$50,078	$50,078
	Formula-based bonus	$254,531		-		$339,374	$339,374
	Health care continuance	$7,551		-		-	-
	Stock options accelerated vesting	-		$143,538 (g	)	-	$143,538 (g	)
	Total	$559,242		$143,538 (g	)	$735,586	$879,124 (g	)

Steven J. Haack, CFO	Salary	$250,510		-		$300,612	$300,612
	Profit Sharing bonus	$36,243		-		$43,492	$43,492
	Formula-based bonus	$254,530		-		$305,436	$305,436
	Health care continuance	$7,551		-		-	-
	Stock options accelerated vesting	-		$156,747 (g	)	-	$156,747 (g	)
	Total	$548,834		$156,747 (g	)	$649,540	$806,287 (g	)

W. Galen Hobbs, Jr., EVP	Salary	$191,550	$255,400	-			-
	Profit Sharing Bonus	$27,714	$36,952	-			-
	Formula-based bonus	$102,954	$137,272	-			-
	Health care continuance	$7,551	$7,551	-			-
	Stock options accelerated vesting	-	-	$119,384 (g	)		$119,384 (g	)
	Total	$329,769	$437,175	$119,384 (g	)		$119,384 (g	)

William R. Whitaker, SVP	Salary	$183,750	$245,000	-			-
	Profit Sharing bonus	$26,584	$35,452	-			-
	Formula-based bonus	$87,512	$116,682	-			-
	Health care continuance	$7,551	$7,551	-			-
	Stock options accelerated vesting	-	-	$80,064 (g	)		$80,064 (g	)
	Total	$305,397	$404,685	$80,064 (g	)		$80,064 (g	)

Robert M. Gordy, EVP	Salary	$172,500	$230,000	-			-
	Profit Sharing bonus	$24,957	$33,276	-			-
	Formula-based bonus	$77,216	$102,954	-			-
	Health care	$7,551	$7,551	-			-
	Stock options accelerated vesting	-	-	-			-
	Total	$282,224	$373,781	-			-

(a)	Calculations are based on the executive officer’s base salary in effect for 2006 and bonuses paid in 2006.

(b)
The employment agreements for Mr. Lipham and Mr. Haack treat a termination by the executive for good reason in the same manner as a termination by the Company without cause. The employment agreements for Messrs. Hobbs, Whitaker and Gordy address a termination by the Company without cause.

(c)
The employment agreements for Mr. Lipham and Mr. Haack provide special severance upon the date of a change in control event or upon a termination without cause or for good reason in the 12-month period prior to a change in control. For purposes of this table, we have assumed that Mr. Lipham and Mr. Haack would no longer be employed following a change in control or that the employment agreements currently applicable would be replaced as a result. The employment agreements for Messrs. Hobbs, Whitaker and Gordy provide special severance only in the event there is a termination without cause in the 24 month period following a change in control.

(d)
Amounts payable upon a voluntary termination without good reason, death or disability are limited to salary and bonuses that have accrued but not paid. No additional payments would be due. Vesting for outstanding stock options is accelerated only in the event of the optionee’s death, disability, retirement (after age 60 with 25 years of service with us or after age 65 with no additional limitations) or upon a change in control. Amount reflected represents the difference between the exercise price of all options for which vesting would be accelerated and the $27.51 closing price of our Common Stock on December 31, 2006.

(e)
The employment agreements for Mr. Lipham and Mr. Haack treat a termination for any reason other than cause, disability, death or voluntary termination without good reason in the 12-month period preceding a change in control the same as the change in control event itself.

(f)
(g) Vesting for outstanding stock options is accelerated only in the event of the optionee’s death, disability, retirement (after age 60 with 25 years of service with us or after age 65 with no additional limitations) or upon a change in control. Amount reflected represents the difference between the exercise price of all options for which vesting would be accelerated and the $27.51 closing price of our Common Stock on December 31, 2006.

DIRECTOR COMPENSATION

Name (a) (b)	Fees Earned or Paid in Cash ($)
W. T. Green, Jr., Chairman	$41,700
Wanda W. Calhoun	$18,200
Grady W. Cole	$25,475
Richard A. Duncan	$26,900
L G (Jack) Joyner (c)	$24,850
R. David Perry	$29,050
L. Richard Plunkett	$21,525
Thomas E. Reeve, III, M.D.	$16,900
Thomas T. Richards	$28,900
Oscar W. Roberts, III	$17,450
Frank T. Thomasson, III	$20,700
J. Thomas Vance	$32,650
Charles M. Willis, Sr.	$29,525

(a)
Director fees for Mr. Lipham, who joined our Board effective October 10, 2006, have been excluded from this table as they are reported in the Summary Compensation Table under the “All Other Compensation” column.

(b)
We do not make stock awards to our directors as part of their compensation package. However, directors may elect to receive cash fees earned for service on the Board and various committees in stock. In 2006, no director elected to receive stock in payment for earned fees.

(c)	Mr. Joyner retired from our Board effective October 31, 2006.

Overview of Compensation and Procedures

We review the level of compensation of our non-employee directors on an annual basis. To determine how appropriate the current level of compensation for our non-employee directors is, we have historically obtained data from a number of different sources including:

•	publicly available data describing director compensation in peer companies;

•	survey data collected by our human resources department or from third-party consultants; and

•	information obtained directly from other companies.

In the fall of 2002, we also requested competitive data from the Bankers Bank, our compensation consultant. Based upon specific recommendations from Bankers Bank, we changed our non-employee compensation structure beginning in our 2003 fiscal year. In 2005, we engaged Clark Consulting to perform an updated study regarding management and director compensation. Director and committee fees were increased based on recommendations from this study and a monthly retainer was implemented. These increases in director fees were comparable to other similarly situated publicly traded bank holding companies.

Our directors receive compensation in the form of fees for services performed as directors and members of various committees. Directors receive $300 per month as a retainer and are paid an additional $900 for each board meeting attended. Directors who serve on the various committees are paid fees ranging from $100 to $250 per meeting depending on the particular committee involved. The Audit Committee chairman receives $300 per month and Audit Committee members receive $250 per month regardless of the number of meetings held. The Chairman of the Board also receives a flat fee of $3,000 per month in addition to compensation he receives for retainer and supplemental board meetings.

Compensation Committee Interlocks and Insider Participation

All compensation decisions made during fiscal 2006 were made exclusively by the independent directors serving on the Executive Committee, following recommendation by the Compensation Committee, with respect to our Chief Executive Officer, executive officers and other officers. When making its recommendations to the Executive Committee as to officers and executive officers other than our Chief Executive Officer, the Compensation Committee considered the recommendations made by the Chief Executive Officer and various supervisors of the officers and executive officers whose compensation was being considered.

The members of the Executive Committee during fiscal 2006 were Messrs. Richards, Green, Joyner, Perry, Vance, Willis and Lipham, none of whom were officers or employees of WGNB or any of our subsidiaries during fiscal 2006 or any prior year, with the exception of Mr. Lipham, who serves as our Chief Executive Officer and President. Mr. Lipham was not present for discussion and voting on matters affecting his compensation.

The members of the Compensation Committee during fiscal 2006 were Messrs. Perry, Reeve, Vance and Ms. Calhoun, none of whom were officers or employees of WGNB or any of our subsidiaries during fiscal 2006 or in any prior year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Beneficial Ownership

The following table sets forth the number and percentage of shares of common stock beneficially owned as of February 15, 2007 by each director and executive officer of the Company, all directors and executive officers as a group, and each person known by the Company to be a beneficial owner of more than five percent (5%) of the common stock. Except as otherwise indicated, each beneficial owner has sole voting and investment power with respect to the shares of common stock listed.

Name of Beneficial Owners[1]	Title	Common Stock Owned	Percent of Class

H. B. Lipham, III (a)	CEO, President and Director - Company CEO, President and Director - Bank	32,163	*
Wanda Calhoun (b)	Director	13,152	*
Grady Woodfin Cole (c)	Director	63,569	1.27%
Richard A. Duncan (d)	Director	110,078	2.20%
W. T. (Tommy) Green, Jr. (e)	Director	94,620	1.89%
L. G. (Jack) Joyner (f)	Director	115,578	2.31%
R. David Perry	Director	81,944	1.64%
L. Richard Plunkett (g)	Director	16,107	*
Dr. Thomas E. Reeve III (h)	Director	3,503	*
Thomas T. Richards (i)	Director	290,293	5.81%
Oscar W. Roberts, III (j)	Director	62,577	1.25%
Frank T. Thomasson, III	Director	7,075	*
J. Thomas Vance	Director	23,089	*

* Less than 1%

1 Information relating to beneficial ownership of common stock is based upon “beneficial ownership” concepts set forth in rules of the SEC under Section 13(d) of the Securities Exchange Act of 1934, as amended. Under such rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within sixty (60) days. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he has no beneficial interest. For instance, beneficial ownership includes stock owned by spouses, minor children and other relatives residing in the same household, and trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal.

Name of Beneficial Owners[1]	Title	Common Stock Owned	Percent of Class

Steven J. Haack (l)	Secretary and Treasurer - Company SEVP, Chief Financial Officer and Director - Bank	16,731	*
W. Galen Hobbs, Jr. (m)	Executive Vice President - Bank	9,713	*
William R. Whitaker (n)	Senior Vice President - Bank	2,379	*
Robert M. Gordy (o)	Executive Vice President - Bank	1,790	*
Louise Tyus Roberts Jewell (p) 2002 Bowdon Road Carrollton, Georgia		490,308	9.80%
Joe Whit Walker (q) 839 Bethesda Church Road Carrollton, Georgia		415,725	8.31%
Sally A. Bobick P.O. Box 1510 Carrollton, Georgia		298,512	5.97%
L. Leighton Alston (r)	Former CEO, President and Director - Company Former CEO and Director - Bank	75,572	1.50%
All Executive Officers and Directors as a Group (18 persons) (s)		1,057,433	21.00%

* Less than 1%

(a)
Includes 75 shares owned by Budding Tree Ltd. and 12,000 shares owned by Lipham Family Investments, which are controlled by Mr. Lipham, 6,642 shares owned individually by, and/or jointly with, his wife, 780 shares owned jointly with his father and 12,666 options which are currently exercisable.

(b)	Includes 7,797 shares owned by Ms. Calhoun’s minor children and 555 shares owned by her husband.

(c)	Includes 382 shares owned by Mr. Cole’s minor children.

(d)	Includes 3,878 shares owned by Mr. Duncan’s minor children and 2,880 shares owned by his wife.

(e)	Includes 4,800 shares owned by W. T. Green Jr. Family Limited Partnership of which Mr. Green is the general partner and 448 shares owned by his wife.

(f)	Includes 6,195 shares owned by Ivy Bluff Properties, Inc., of which Mr. Joyner is president, and 400 shares owned by his wife. Mr. Joyner retired from the Board effective October 31, 2006.

(g)	Includes 1,557 shares held by Mr. Plunkett as custodian for his minor children and 971 shares owned in a third party IRA which Mr. Plunkett directs.

(h)	Includes 1,103 shares owned by Dr. Reeve’s wife.

(i)	Includes 150 shares owned by Mr. Richards’ wife.

(j)	Includes 4,392 shares owned jointly with Mr. Roberts’ children and 750 shares owned by his wife.

(k)	Includes 150 shares owned by Mr. Willis’ wife.

(l)	Includes 12,221 options which are currently exercisable.

(m)	Includes 6,180 options which are currently exercisable.

(n)	Includes 164 options which are currently exercisable.

(o)	Includes 162 shares owned by Mr. Whitaker’s minor children and 1,577 options which are currently exercisable.

(p)	Includes shares held personally and as executrix of the Estate of Oscar W. Roberts, Jr.

(q)	Includes 9,600 shares owned by Mr. Walker’s wife.

(r)	Includes 116 shares owned by Mr. Alston’s wife and 357 shares owned by Mr. Alston’s child. Mr. Alston resigned from the Company and the Bank effective February 11, 2006.

(s)	See notes (a) through (o) above.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	129,001	$19.49	921,000*
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	129,001	$19.49	921,000*

* The only securities remaining available for future issuance are those under the 2003 Incentive Stock Plan. There are no additional securities available for future issuance under the 1994 Incentive Stock Plan which has expired.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Our Board

Our Board currently consists of thirteen directors. The Board has determined that each of the Directors, except Mr. Lipham, qualify as “independent” as defined by applicable NASDAQ and SEC rules. In making this determination, the Board has concluded that none of these members has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Board Committees

In addition to our Executive Committee, our Board currently has, and appoints members to, among other committees, an Audit Committee, a Compensation Committee and a Nominating Committee. Each member of these committees is independent as defined by applicable NASDAQ and SEC rules. The current members of these committees are identified below:

Director	Audit	Compensation	Nominating

W.T. Green, Jr. (Chair)
Wanda W. Calhoun		X
Grady W. Cole			X (Chair)
Richard A. Duncan
L.G. (Jack) Joyner (a)
R. David Perry	X	X (Chair)
L. Richard Plunkett	X
Thomas E. Reeve, III, M.D.		X
Thomas R. Richards	X (Chair)
Oscar W. Roberts, III
Frank T. Thomasson, III	X		X
J. Thomas Vance		X	X
Charles M. Willis, Sr.
H.B. Lipham, III

(a)	Mr. Joyner retired from our Board effective October 31, 2006. He served on the Compensation Committee prior to his retirement.

Related Party Transactions

During the past year, West Georgia National Bank, as the Company’s subsidiary, has had banking transactions in the ordinary course of its business with its directors and officers on substantially the same terms, including interest rates, collateral, and repayment terms on loans, as those prevailing at the time for comparable transactions with other unaffiliated customers. The extensions of credit by the Bank to these persons have not and do not currently involve more than the normal risk of collectability or present other unfavorable features and are in compliance with the Bank’s lending policies and statutory lending limits and applicable regulatory requirements.

We do not intend to enter into any transactions in the future with or involving any of our officers or directors or any members of their immediate family on terms that would be less favorable to us than those that would be available from unaffiliated third parties in arms-length transactions. We have established an Interested Director Transaction Approval Committee (the “Director Transaction Committee”) and delegated to this committee responsibility for reviewing and approving any transaction (other than banking transactions involving the Bank’s normal depository and loan services) involving the Company and any director or officer (or member of that individual’s immediate family or other affiliate of the director or officer). The Director Transaction Committee is made up of five directors, each of whom qualify as a “disinterested director” under Georgia law and are “independent” as that term is defined under NASDAQ Rules. One member of the Director Transaction Committee is the Chairman of our Audit and Executive Committees. The Director Transaction Committee has the ultimate authority to evaluate and, where appropriate, approve any proposed transaction between the Company and a director, officer or related party of a director or officer. In approving a particular transaction, the Director Transaction Committee may consider all factors it deems necessary including the adequacy of the director’s or officer’s required disclosure, the effect the contemplated transaction could have on the ability of the Company to solicit and receive outside bids for similar services, the level of commitment the director or officer is willing to give to warrant or guarantee the goods or performance of services required under the transaction and the difficulty of the Company in enforcing its rights in the event of a dispute or default by the provider of goods or services under the transaction. For any transaction involving payments that would rise to the level where such transaction would be required to be reported under the securities laws, the Director Transaction Committee is required to perform a market check or solicit at least one competing bid for comparable products or services.

During its 2006 fiscal year, the Company paid $211,134 for three years of insurance premiums to Carroll Realty and Insurance Company, which is our insurance broker. Mr. Cole, one of our directors, is the Chief Executive Officer and President of Carroll Realty as well as a majority shareholder in that company. Our Director Transaction Committee and full Board approved this transaction.

Item 14. Principal Accountant Fees and Services

Porter Keadle Moore, LLP has audited the Company's financial statements since 1995. During the last two fiscal years, the Company paid Porter Keadle Moore, LLP fees as follows:

Audit Fees. The aggregate fees billed by Porter Keadle Moore, LLP for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2006 and December 31, 2005 and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for such fiscal years were $83,899 and $73,794, respectively.

Audit-Related Fees. The aggregate fees billed by Porter Keadle Moore, LLP for assurance and related services that were reasonably related to the audit (including services related to benefit plan and Federal Home Loan Bank collateral audits) of the Company’s annual financial statements for the fiscal years ended December 31, 2006 and December 31, 2005 were $10,500 and $10,004, respectively.

Tax Fees. The aggregate fees billed by Porter Keadle Moore, LLP for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2006 and December 31, 2005 were $11,850 and $9,991, respectively.

All Other Fees. There were no other fees billed by Porter Keadle Moore, LLP or paid by the Company for services rendered to the Company, other than the services described above for the fiscal years ended December 31, 2006 and December 31, 2005.

The Audit Committee is responsible for pre-approving all auditing services and permitted non-audit services to be performed by its independent auditors. Pre-approval may be granted by action of the full Audit Committee or, in the absence of such Audit Committee action, by any member to whom the Audit Committee has delegated such authority. All of the fees paid to Porter Keadle Moore, LLP in each of the categories described above were pre-approved by the Audit Committee.

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

10.8*
Second Amendment to Bonus and Stock Option Agreement dated June 17, 2002 between the Company and H.B. Lipham, III (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2002 (the “6/30/02 Form 10-Q”)

10.9*	Incentive Stock Option Agreement dated March 12, 2002 between the Company and H.B. Lipham, III (Incorporated by reference to Exhibit 10.8 to the 6/30/02 Form 10-Q)

10.10*	Amendment to Bonus and Stock Option Agreement dated May 30, 2002 between the Company and W. Galen Hobbs, Jr. (Incorporated by reference to Exhibit 10.10 to the 6/30/02 Form 10-Q)

10.11*	Incentive Stock Option Agreement dated March 12, 2002 between the Company and W. Galen Hobbs, Jr. (Incorporated by reference to Exhibit 10.11 to the 6/30/02 Form 10-Q)

10.12*	Amendment to Bonus and Stock Option Agreement dated April 26, 2002 between the Company and Steven J. Haack (Incorporated by reference to Exhibit 10.13 to the 6/30/02 Form 10-Q)

10.13*	Incentive Stock Option Agreement dated March 12, 2002 between the Company and Steven J. Haack
(Incorporated by reference to Exhibit 10.14 to the 6/30/02 Form 10-Q)

10.14*	2003 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its 2003 Annual Meeting)

10.15*	Employment Agreement dated November 28, 2005 between the Company and William R. Whitaker (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 28, 2005)

10.16*
Bonus and Stock Option Agreement dated December 27, 2004 between the Company and William R. Whitaker (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.17*
Separation Agreement and Release dated February 14, 2006 between the Company, the Bank and L. Leighton Alston (Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended December 31, 2005)

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

WGNB CORP.

Date: April 30, 2007	By:	/s/ H. B. Lipham, III
H.B Lipham, III, Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ H.B. Lipham, III	Date: April 30, 2007
H.B. Lipham, III, President, Chief
Executive Officer and Director
[Principal Executive Officer]

/s/ Steven J. Haack	Date: April 30, 2007
Steven J. Haack, Secretary and Treasurer
[Principal Financial and Accounting Officer]

/s/ W. T. Green	Date: April 30, 2007
W. T. Green, Chairman of the Board

Date: April 30, 2007
Wanda W. Calhoun, Director

/s/ Grady W. Cole	Date: April 30, 2007
Grady W. Cole, Director

/s/ Richard A. Duncan	Date: April 30, 2007
Richard A. Duncan, Director

/s/ R. David Perry	Date: April 30, 2007
R. David Perry, Director

/s/ L. Richard Plunkett	Date: April 30, 2007
L. Richard Plunkett, Director

Date: April 30, 2007
Thomas E. Reeve, III, M.D., Director

/s/ Thomas T. Richards	Date: April 30, 2007
Thomas T. Richards, Director

Date: April 30, 2007
Oscar W. Roberts, III, Director

/s/ Frank T. Thomasson, III	Date: April 30, 2007
Frank T. Thomasson, III, Director

/s/ J. Thomas Vance	Date: April 30, 2007
J. Thomas Vance, Director

/s/ Charles M. Willis, Sr.	Date: April 30, 2007
Charles M. Willis, Sr., Director