Form 10-Q
period 2007-03-31
WGNB CORP
filed 2007-05-15
CIK 1115568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission file number: 000-30805

WGNB CORP.
(Exact name of registrant as specified in its charter)

Georgia	58-1640130
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 14, 2007

Common Stock, $1.25 par value	5,003,790

WGNB CORP.

Part I - Financial Information

Item 1.  Financial Statements

The unaudited financial statements of WGNB Corp. (the “Company”) are set forth on the following pages. All adjustments have been made which, in the opinion of management, are necessary in order to make the financial statements not misleading.

WGNB CORP.
Consolidated Balance Sheets

As of March 31, 2007 and December 31, 2006

	March 31, 2007 (unaudited)	December 31, 2006 (audited)
Assets

Cash and cash due from banks	$18,587,922	12,579,309
Interest-bearing funds in other banks	1,764,792	654,139
Federal funds sold	1,529,000	-

Cash and cash equivalents	21,881,714	13,233,448

Securities available for sale	63,196,414	64,251,234
Securities held to maturity, estimated fair values of $7,766,974 and $7,837,389	7,766,974	7,837,389
Loans, net	491,277,722	467,752,885
Premises and equipment, net	9,465,279	8,989,589
Accrued interest receivable	3,848,709	3,772,818
Other assets	10,580,930	9,491,228

	$608,017,742	575,328,591

Liabilities and Stockholders’ Equity

Deposits:
Demand	$54,326,796	52,681,900
Interest bearing demand	156,933,239	149,765,104
Savings	10,924,397	10,966,576
Time	122,813,878	103,999,579
Time, over $100,000	151,357,716	145,400,277

Total deposits	496,356,026	462,813,436

Federal Home Loan Bank advances	52,000,000	52,000,000
Federal funds purchased	-	2,475,000
Accrued interest payable	2,699,784	2,881,943
Other liabilities	3,306,877	2,661,718
Total liabilities	554,362,687	522,832,097
Commitments and contingencies
Stockholders’ equity:
Common stock, $1.25 par value, 10,000,000 shares authorized;
5,003,790 and 5,000,613 shares issued and outstanding	6,254,738	6,250,766
Additional paid-in capital	2,759,403	2,662,306
Retained earnings	44,510,109	43,513,370
Accumulated other comprehensive income	130,805	70,052

Total stockholders’ equity	53,655,055	52,496,494

	$608,017,742	575,328,591

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Earnings

For the Three Months Ended March 31, 2007 and 2006
(unaudited)

	2007	2006
Interest income:
Interest and fees on loans	$10,828,594	$8,403,558
Interest on federal funds sold	73,097	111,440
Interest on investment securities:
U.S. Government agencies	285,673	292,802
State, county and municipal	362,351	365,377
Other	341,787	291,101

Total interest income	11,891,502	9,464,278

Interest expense:
Interest on deposits:
Demand	1,397,921	1,153,234
Savings	48,392	43,601
Time	3,400,873	2,210,695
Interest on FHLB and other borrowings	771,914	624,914

Total interest expense	5,619,100	4,032,444

Net interest income	6,272,402	5,431,834

Provision for loan losses	375,000	300,000
Net interest income after provision
for loan losses	5,897,402	5,131,834
Other income:
Service charges on deposit accounts	954,689	976,813
Mortgage origination fees	101,056	87,335
Brokerage fees	155,801	-
Miscellaneous	521,735	363,896

Total other income	1,733,281	1,428,044

Other expenses:
Salaries and employee benefits	2,878,479	2,362,251
Occupancy	661,571	557,137
Other operating	1,156,882	977,876

Total other expenses	4,696,932	3,897,264

Earnings before income taxes	2,933,751	2,662,614

Income taxes	953,347	847,498

Net earnings	$1,980,404	$1,815,116

Basic earnings per share	$.40	$.36
Diluted earnings per share	$.39	$.36
Dividends declared per share	$0.1967	$0.1700

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2007 and 2006
(unaudited)

	2007	2006

Net earnings	$1,980,404	1,815,116

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment
securities available for sale:
Unrealized gains (losses) arising during
the period	92,050	(11,226)

Associated taxes	(31,297)	3,817

Other comprehensive income (loss)	60,753	(7,409)

Comprehensive income	$2,041,157	1,807,707

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2007 and 2006
(unaudited)

	2007	2006

Cash flows from operating activities:
Net earnings	$1,980,404	$1,815,116
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation, amortization and accretion	219,864	230,890
Provision for loan losses	375,000	300,000
Loss/(gain) on sale of premises and equipment	(5,070)	1,276
Stock-based employee compensation expense	39,750	31,500
Change in:
Other assets	(418,602)	(1,228,671)
Other liabilities	392,490	577,303

Net cash provided by operating activities	2,583,836	1,727,414

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	29,100,036	10,192,391
Proceeds from maturities of securities held to maturity	70,415	48,316
Purchases of securities available for sale	(27,882,887)	(5,920,290)
Purchases of securities held to maturity	-	(500,000)
Net change in loans	(24,678,128)	(6,620,724)
Purchases of premises and equipment	(765,830)	(336,072)
Proceeds from the sale of premises and equipment	5,070	-
Proceeds from the sale of other real estate owned	-	619,177

Net cash used by investing activities	(24,151,324)	(2,517,202)

Cash flows from financing activities:
Net change in deposits	33,542,590	12,341,036
Proceeds from Federal Home Loan Bank borrowings	-	10,000,000
Repayment of Federal Home Loan Bank borrowings	(2,475,000)	-
Dividends paid	(952,905)	(819,513)
Proceeds from exercise of stock options	101,069	18,519
Purchase and retirement of common stock	-	(303,043)

Net cash provided by financing activities	30,215,754	21,236,999

Change in cash and cash equivalents	8,648,266	20,447,211
Cash and cash equivalents at beginning of period	13,233,448	16,221,889
Cash and cash equivalents at end of period	$21,881,714	$36,669,100

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Cash Flows, continued

For the Three Months Ended March 31, 2007 and 2006
(unaudited)

	For the Three Months
	Ended March 31,
	2007	2006

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,801,259	3,913,396
Income taxes	$385,000	380,000

Non-cash investing and financing activities:
Transfer of loans to other real estate	$778,291	-
Change in unrealized gains (losses) on securities
available for sale, net of tax	$60,753	(7,409)
Change in dividends payable	$30,760	29,955

See accompanying notes to unaudited consolidated financial statements.

WGNB Corp.

Notes to Consolidated Financial Statements

(1)	Basis of Presentation

The consolidated financial statements include the accounts of WGNB Corp. (the “Company”) and its wholly-owned subsidiary, West Georgia National Bank (the “Bank”). All significant inter-company accounts have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company’s financial position as of March 31, 2007, and the results of its operations and its cash flows for the three-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes and the report of independent accountants included in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2006 which included the results of operations for the years ended December 31, 2006, 2005 and 2004.

(2)	Net Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the period is used to compute equivalent shares.

SFAS No. 128, “Earnings Per Share,” requires that employee equity share options, non-vested shares and similar equity instruments granted to employees be treated as potential common shares in computing diluted earnings per share. Diluted earnings per share should be based on the actual number of options or shares granted and not yet forfeited, unless doing so would be anti-dilutive. The Company uses the “treasury stock” method for equity instruments granted in share-based payment transactions provided in SFAS No. 128 to determine diluted earnings per share.

Reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the quarters ended March 31, 2007 and March 31, 2006 are as follows:

For the three months ended March 31, 2007

	Net Earnings	Common Shares	Earnings per Share
Basic earnings per share	$1,980,404	5,001,286	$0.40
Effect of dilutive securities - stock options	-	40,289	(0.01)
Diluted earnings per share	$1,980,404	5,041,575	$0.39

For the three months ended March 31, 2006
	Net Earnings	Common Shares	Earnings per Share
Basic earnings per share	$1,815,116	4,993,613	$0.36
Effect of dilutive securities - stock options	-	20,208	(0.00)
Diluted earnings per share	$1,815,116	5,013,821	$0.36

(3)	Stock-based Compensation

SFAS No. 123 (revised 2004) (SFAS No. 123 (R)) “Share-Based Payment” was adopted by the Company on the required date, January 1, 2006, using the modified prospective transition method provided for under the standard. SFAS No. 123 (R) addresses the accounting for share-based payment transactions in which the Company receives employee services in exchange for equity instruments of the Company. SFAS No. 123 (R) requires the Company to recognize as compensation expense the “grant date fair value” of stock options granted to employees in the statement of earnings using the fair-value-based method.

WGNB Corp.

Notes to Consolidated Financial Statements, continued

(3)	Stock-based Compensation, continued

The Company recognized $39,750 and $31,500 of stock-based employee compensation expense during the three months ended March 31, 2007 and 2006, respectively, associated with its stock option grants. The Company is recognizing the compensation expense for stock option grants with graded vesting schedules on a straight-line basis over the requisite service period of the award as permitted by SFAS No. 123 (R). As of March 31, 2007, there was $555,401 of unrecognized compensation expense related to stock option grants. The expense is expected to be recognized over the vesting period of approximately five years.

The grant-date fair value of each option granted during the first quarters of 2007 and 2006 was $6.39 and $4.47, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes Model. The following weighted average assumptions were used for grants in 2007 and 2006:

	First Quarter 2007	First Quarter 2006
Dividend yield	2.72%	2.85%
Expected volatility	20%	13%
Risk-free interest rate	4.83%	4.54%
Expected term	6.6 years	10 years

(4)	Commitments and Contingencies

Derivative Instruments and Hedging Activities

The Company entered into a series of interest rate swap agreements in the total notional amount of $41,156,509 on September 19, 2006 related to its issuance of brokered certificates of deposit. The interest rate swap contracts have various notional amounts and maturity dates, receive fixed rates and pay floating rates stated in terms of basis points plus or minus 1 Month LIBOR as follows:

Notional Amount	Maturity Date	Receive Fixed Rate	Pay Floating 1 Month LIBOR +/(-) bp
$4,056,033	1/31/08	3.75%	(137.65)
3,000,000	4/27/08	4.15%	(94.65)
1,710,000	6/30/08	4.00%	(105.65)
2,945,000	6/30/08	4.10%	(96.65)
5,761,000	6/30/08	5.44%	35.35
1,500,000	2/2/09	3.90%	(110.65)
1,602,992	6/17/09	4.10%	(89.65)
2,942,847	6/30/09	4.20%	(79.65)
2,000,000	6/30/09	4.25%	(74.65)
2,357,702	8/5/09	4.36%	(64.65)
3,550,000	2/1/10	4.00%	(98.65)
2,986,006	4/27/10	4.50%	(49.65)
2,002,985	6/17/10	4.25%	(73.65)
1,984,944	6/30/10	4.45%	(59.65)
2,757,000	8/5/10	4.50%	(49.65)
$41,156,509

The 1 month LIBOR rate at the initiation of the contracts was 5.33%, but the pay floating rate changes each month on the monthly reset date of each contract at the spread indicated above which remains constant. The 1 month LIBOR rate of the contract was 5.32% and the total notional amount of the contracts remained $41,156,509 as of March 31, 2007.

WGNB Corp.

Notes to Consolidated Financial Statements, continued

Derivative Instruments and Hedging Activities, continued

The objective of the swap agreements was to decrease the Company’s interest rate risk exposure. Being asset sensitive, the Company is susceptible to interest rate risk in a downward rate environment. This was, in part, attributable to the fixed rate nature of our brokered certificates of deposit. The Company is using these swap agreements to convert the fixed rate brokered certificates of deposit into floating rate instruments. Consequently, the interest rate swap contracts allow the Company to hedge changes in the fair value of its brokered certificates of deposit that result from changes in benchmark interest rates. The benchmark interest rate is defined as the 1 month LIBOR. In order to achieve this hedge objective, the Company has agreed to pay a floating rate of interest in exchange for receiving a fixed rate of interest on hedge instruments that is equal to the fixed rate coupon on the certificates of deposit.

The Company uses the long haul method afforded under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” to assess the effectiveness of its current hedging activity and accounted for the hedge instrument as a fair value hedge. The Company will assess the effectiveness of the hedge contracts by regressing the market price, including any premium paid, of the brokered certificates of deposit (the dependent variable) with the market price of interest rate swap (the independent variable) on a quarterly basis until all the contracts have matured. Each regression analysis will include in its data set values from a retrospective (realized historical prices) and prospective (shocked scenario analysis) basis. The hedge will be considered highly effective if the correlation coefficient is within the “80-120” rule, where the R square is highly correlative to the value of 1 and the F-stat is large signifying high explanatory power.

The Company has designated these swap contracts as a fair value hedge and, accordingly, records the fair value of the derivative as well as the fair value of the item being hedged on its balance sheet. Changes in the fair value of the swap contracts and the item being hedged are recorded in current period earnings.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis compares the Company’s results of operations for the three month periods ended March 31, 2007 and 2006 and reviews important factors affecting the Company’s financial condition at March 31, 2007, compared to December 31, 2006. These comments should be read in conjunction with the Company’s consolidated financial statements and accompanying notes appearing in this Report.

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

•  the matters described under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The Company cautions that the foregoing list of important factors is not exclusive. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

Critical Accounting Policies

The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. These significant accounting policies are described in the notes to the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Notes”). Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers these accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying value of assets and liabilities and the results of operations of the Company. All accounting policies are important, and all policies described in the 2006 Notes should be reviewed for a greater understanding of how the Company’s financial performance is recorded and reported.

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio. Calculation of the allowance for loan losses is a critical accounting estimate due to the significant judgment, assumptions and estimates related to the amount and timing of estimated losses, consideration of current and historical trends and the amount and timing of cash flows related to impaired loans. Please refer to the section of the Company’s Annual Report on 10-K for the year ended December 31, 2006 entitled “Balance Sheet Overview - Provision and Allowance for Possible Loan and Lease Losses” and Note 1 and Note 3 to the 2006 Notes for a detailed description of the Company’s estimation processes and methodology related to the allowance for loan losses.

Results of Operations

Overview

Net earnings for the three months ended March 31, 2007 were $1.98 million which represented an increase of $165 thousand, or 9.1 percent, when compared to the three months ended March 31, 2006. Comparing the first quarter of 2007 to the first quarter of 2006, the increase in earnings was most impacted by an increase in net interest income. Net interest income increased $841 thousand, or 15.5 percent, comparing the first quarter periods of 2007 and 2006. This was the most significant increase when comparing the first quarter periods of 2007 and 2006 and is attributable to increased net interest margin, effective balance sheet management and continued loan growth.

Total non-interest income increased by $305 thousand, or 21.4 percent. Most of the increase in non-interest income was attributable to brokerage fee income and miscellaneous income. During the third quarter of 2006, the Company created a retail brokerage department. In the first quarter of 2007, the Company generated approximately $156 thousand of fees from that business. Miscellaneous income increased by approximately $158 thousand, or 43.4 percent, from the first quarter of 2006 to the first quarter of 2007. Most of the increase was attributable to a distribution from a business development partnership investment in the amount of $118 thousand. Distributions from this partnership have not been this large in the past and represent the Company’s share of a non-recurring gain realized in the partnership. The remainder of the increase was in a number of income classifications, none of which is greater than $10 thousand.

Total non-interest expense increased $800 thousand, or 20.5 percent, comparing the first quarter of 2007 with that of 2006. Most of that increase ($516 thousand) was attributable to salaries and employee benefits which increased 21.9 percent comparing the first quarter of 2007 to 2006. Occupancy and other operating expenses increased by $104 thousand , or 18.7 percent and $179 thousand, or 18.3%, respectively, from the same periods. There were no significant non-recurring items which materially affected the financial condition or the net earnings of the Company

Net Interest Income

Net interest income for the Company has continued to increase during 2007 as asset growth remained close to historical levels. The year-to-date average earning asset yields have increased by 94 basis points in the first quarter of 2007 (8.56 percent in 2007 compared to 7.62 percent in 2006), while the first quarter average cost of funds has increased by 88 basis points (4.23 percent in 2007 from 3.35 percent in 2006), and the net interest margin for the first quarter of 2007 was 4.55 percent, compared to 4.46 percent for the first quarter of 2006. The asset yields have been impacted by the series of interest rate increases imposed by the Federal Reserve Bank during 2006 which have now had a chance to reprice throughout the Company’s earning asset portfolio. The first quarter 2007 average yield (exclusive of loan fees) on loans was 8.56 percent compared to 7.51 percent for the first quarter of 2006.

The Bank’s cost of funds has been similarly impacted by increased market rates. Management believes it has been able to manage the Bank’s cost of funds to similar increases in asset yields despite the rapid increase in short term rates. This is largely due to strategies implemented by the Bank’s Asset and Liability Management Committee. Management concentrated its deposit gathering efforts on attracting funds with longer maturities, which allowed the Bank to take advantage of the flat yield curve (where longer term deposits were priced the same as short term deposits). Accordingly, as rates increased, the Bank was able to lock in its cost of funds. Approximately 44 percent of the Bank’s deposits are transaction accounts. That is, with the exception of Super NOW accounts, these accounts are not contractually tied to increases in the market interest rates. Therefore, management has the ability to control the cost of those funds as long as we remain competitive in the market. Management believes it has successfully controlled the cost of those funds thereby allowing asset yields to respond to increases in market interest rates to a greater degree and faster than its cost of funds.

In addition to management of balance sheet sensitivity, the Bank’s net interest income has benefited from an increase in average earning assets, in particular, loans. Net interest income increased by $841 thousand, or 15.5 percent, in the first quarter of 2007 compared to the first quarter of 2006. Total interest income for the first quarter of 2007 increased by $2.43 million, or 25.6 percent, while total interest expense increased by $1.59 million, or 39.3 percent. Average interest-earning assets outstanding in the first quarter of 2007 totaled $568.3 million. This compares to average interest- earning assets outstanding of $502.9 million in the first quarter of 2006. The average interest-bearing asset increase was $65.4 million, or 13.0 percent, since the first quarter of 2006. Comparing the first quarter of 2007 to 2006, interest-bearing deposits and borrowings have increased by $63.1 million, or 13.3 percent. The increased earning asset volume and the increased net interest margin have resulted in the increase in the Bank’s net interest income.

The average earning asset mix has continued to shift from 15.3 percent investment securities and 84.7 percent loans as of March 31, 2006, to 13.7 percent investment securities and 86.3 percent loans as of March 31, 2007. As a community bank, the Bank’s core business has always been lending; as the loan portion of its earning asset mix increases, the net interest margin typically improves since loans carry higher yields than investment securities.

Non-Interest Income and Expense

Non-interest income increased by $305 thousand, or 21.4 percent, when comparing the first quarter of 2007 to first quarter of 2006. Service charge income decreased by $22 thousand, or 2.3 percent, when comparing the first quarters 2007 and 2006. This is due to decreased service charge income on checking accounts. We have noticed a trend whereby customers are choosing free non-interest bearing checking accounts over interest-bearing checking accounts that carry a service charge. The number of non-interest bearing free checking accounts has increased by 19.3 percent while the number of service charge accounts has declined by 15.4 percent.

Mortgage fee income increased by $14 thousand, or 15.7 percent from first quarter 2006 to first quarter 2007. Mortgage origination volume has finally begun to increase after two years of decline. The mortgage origination volume that the Company is experiencing generally results from home purchases. Although the increase was not large, management is encouraged that it is continuing to increase instead of decline, particularly in light of the potential of a weakening residential real estate market in the Company’s market area.

Management created a brokerage division in August of 2006. We now have two fulltime brokers and two support staff who serve a customer base of clients which generate brokerage revenue. During the first quarter of 2007, the brokerage division created revenue which netted $156 thousand in brokerage fees to the Bank. The brokerage division has not reached a cumulative breakeven point in the first quarter of 2007. However, we believe the revenue generation for this new department is on budget to create a positive impact in 2007 on a cumulative basis. As described below, the additional staff contributed to the increase in salaries and benefits from the first quarter of 2006 to the first quarter of 2007.

When comparing total non-interest expense for the three month periods ended March 31, 2007 with that of 2006, the Company experienced an increase of $800 thousand, or 20.5 percent. Much of that increase was made up of a $516 thousand, or 21.9 percent, increase in salaries and benefits attributable to staffing three new locations and our brokerage division. The Bank also experienced increases in salaries and other compensation for employees resulting from annual raises and incentive bonus accruals. However, most of the increase is attributable to additional staff. The Bank added 21 new staff members since the first quarter of 2006, leading to a full time equivalent employee count at March 31, 2007 of 182, compared to 161 as of March 31, 2006.

Four staff positions were added when we opened the brokerage division. In addition, we plan to open two new locations in the second quarter of 2007, our second Banco de Progresso location and a loan production office both of which will be located in Coweta County. Much of the increase in the full time equivalent employee count is attributable to the staffing the brokerage division and the two new locations. We also opened two branch locations in 2006 which has now resulted in a need for further staffing in order to meet the growing needs of those customers.

We have added six new employees to staff the new Banco de Progreso office in order to complete the necessary training prior to opening. There have also been staff additions in the commercial loan, operations and credit administration departments. We must meet the increased management requirements of a growing loan portfolio and the increased work load related to increased internal controls and documentation, compliance with Sarbanes Oxley and other regulatory provisions. We have added five new commercial lenders to our staff including one commercial lender that will lead our efforts in the new loan production office. With the addition of the commercial loan officers, we hired two loan processors and added a person in each of our loan operations and credit administration departments. We also added a person in our internal audit departments. Some of these new employees were hired to fill vacancies that existed during the first quarter of 2006.

Occupancy expense in the first quarter of 2007 increased $104 thousand, or 18.7 percent, when compared to the first quarter of 2006. The increase in occupancy expense was attributable to increased depreciation expense in the amount of $29 thousand due to investment in the Bank’s two branches placed in service in the last half of 2006. The remainder of the increase is attributable to lease payments, utilities, telephone and communications, real estate taxes and other occupancy expenses of the two 2006 branch locations in addition to increased occupancy expense related to rising energy, real estate tax and maintenance expense.

Other operating expense increased approximately $179 thousand, or 18.3 percent, from the first quarter of 2006 to the first quarter of 2007. Much of the increase in other operating expense was in the normal course of business and related to higher supply, postage and data and loan processing costs attributable to greater loan and deposit volume. There were some new expense line items that occurred in the first quarter 2007 that did not occur in the first quarter of 2006. The Company began writing off the cost basis of its investment in a low income housing tax credits partnership which was not in place in 2006. The amount of that write-off was $32 thousand for the first quarter of 2007. In creating the brokerage division the Bank purchased the customer portfolio of the managing broker. The expense related to that purchase amounted to $25 thousand for the first quarter of 2007 compared to none in 2006. The Company also marks to market its swap positions at the end of each quarter. That mark to market resulted in expense to the Company of $14 thousand in the first quarter of 2007 compared to none in the first quarter of 2006.

Income Taxes

Income tax expense for the first three months of each year was $953 thousand in 2007 and $847 thousand in 2006. The effective tax rates for each of the periods ended March 31, 2007 and 2006 were 32.5 percent and 31.8 percent, respectively. The effective tax rate has increased slightly due to the tax advantaged income and tax credit investments declining as a percentage of total income.

Provision and Allowance for Loan Losses

The adequacy of the allowance for loan losses is determined through management’s informed judgment concerning the amount of risk inherent in the Bank’s loan and lease portfolios. This judgment is based on such factors as the change in levels of non-performing and past due loans and leases, historical loan loss experience, borrowers’ financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions. The allowance for loan losses at March 31, 2007 was $6.0 million, or 1.21 percent of total loans, compared to $5.7 million, or 1.21 percent of total loans, at December 31, 2006. Management believes that the allowance for loan losses is adequate to absorb possible loss in the loan portfolio. Changes in the allowance for loan losses for the three month period ended March 31, 2007 compared to March 31, 2006 are as follows:

Allowance for Loan Loss

	For the Three Months Ended March 31,
	2007	2006
Balance at beginning of period	$5,748,355	$5,327,406
Charge-offs:
Commercial, financial and agricultural	28,088	5,656
Real estate - construction	12,540	-
Real estate - mortgage	78,434	-
Consumer loans	26,022	22,042
Total charge-offs	145,084	27,698
Recoveries:
Commercial, financial and agricultural	-	8,068
Real estate - construction	-	-
Real estate - mortgage	2,381	-
Consumer loans	28,257	23,394
Total recoveries	30,638	31,462
Net (charge-offs) recoveries	(114,446)	3,764
Provision for loan losses	375,000	300,000

Balance at end of period	$6,008,909	$5,631,170

Ratio of net (charge-offs) recoveries during the
period to average loans outstanding	(0.02)%	<.01%

Ratio of allowance to total loans	1.21%	1.31%

Non-Performing Assets and Past Due Loans

Non-performing assets, comprised of real estate owned, non-accrual loans and loans for which payments are more than 90 days past due, totaled $6.2 million at March 31, 2007, compared to $4.3 million at December 31, 2006. Non-performing assets as a percentage of total loans and real estate owned at March 31, 2007 and December 31, 2006 were 1.26 percent and 0.91 percent, respectively. From December 31, 2006 to March 31, 2007 real estate owned increased $772 thousand, non-accrual loans decreased $721 thousand and loans for which payments are more than 90 days past due increased $1.93 million. Management recognizes that non-performing assets of greater than one percent of total loans and real estate owned could be a signal that asset quality has deteriorated. However, three credit relationships constituted the increase in non-performing assets and those credit relationships are being actively monitored. None of the credit relationships are expected to result in significant loss to the Company.

The Company has a robust credit administration and loan review function that continually monitors selected loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. The credit administration and loan review function also identifies loans with higher degrees of credit or other risks. Management’s goal has always been early recognition of weakness in credit relationships. The focus of credit administration and management is to maintain a low level of non-performing assets and return current non-performing assets to earning status. Management is unaware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on liquidity, capital resources or operations.

Financial Condition

Overview

Total assets were $608 million at March 31, 2007, an increase of $33 million, or 5.7 percent, from December 31, 2006. During the first quarter of 2007, total loans increased $23.8 million, or 5.0 percent, and total deposits increased $33.5 million, or 7.2 percent. Loan demand in the Bank’s market area has remained at higher than historical levels since the beginning of 2004 and this continues to be the trend for 2007. In the first quarter of 2007, we funded our loan growth with in market deposit growth. However, if loan growth exceeds the Bank’s ability to fund with in market deposit growth at reasonable prices, management intends to fund the growth with wholesale funding in the national certificate of deposit market. The annual growth rate of loans often provides a clearer picture of how loans and deposits have grown historically. Total assets have grown by $60.4 million, or 11.0 percent, total loans have grown by $66.3 million, or 15.4 percent, and total deposits have grown by $55.0 million, or 12.5 percent, since March 31, 2006. These growth rates are slightly higher than historical growth rates for the Company. We have targeted a 12 to 15 percent loan growth each year which is the primary factor in driving balance sheet growth.

Assets and Funding

At March 31, 2007, earning assets totaled $576 million, an increase of $25.2 million, or 4.6 percent, from December 31, 2006. The annual growth in earning assets from March 31, 2006 to March 31, 2007 was $56.5 million, or 10.9 percent. The mix of interest earning assets at the end of first quarter 2007 is very similar to that of our 2006 fiscal year end. Loans comprised 86 percent, investment securities comprised 13 percent, and federal funds and cash in interest-bearing accounts at other banks comprised less than 1 percent of earning assets at March 31, 2007. The Bank is slightly more liquid than it was as of December 31, 2006, as total loans to total deposits was 100 percent and 102 percent as of March 31, 2007 and December 31, 2006, respectively. Management intends to use the proceeds from the Bank’s deposit growth to fund its expected loan growth in 2007.

At March 31, 2007, interest-bearing liabilities increased $29.4 million, or 6.3 percent, when compared to December 31, 2006 and $52.9 million, or 12.0 percent, since March 31, 2006. Non-interest bearing demand accounts increased by $1.6 million, or 3.1 percent, interest-bearing demand accounts increased by $7.2 million, or 4.8 percent, and total time deposits increased by $24.8 million, or 9.9 percent, comparing March 31, 2007 to December 31, 2006. At March 31, 2007, deposits represented 89.5 percent and Federal Home Bank advances represented 10.5 percent of interest-bearing liabilities, respectively, compared to 88.8 percent and 11.2 percent, respectively, as of December 31, 2006.

Major classifications of loans at March 31, 2007 and December 31, 2006 are summarized as follows:

Loan	March 31, 2007	December 31, 2006
Commercial, financial and agricultural	$52,709,433	$52,333,704
Real Estate - mortgage	231,411,173	219,563,340
Real Estate - construction	183,910,196	175,024,051
Consumer	30,057,234	27,397,551
Total	$498,088,036	$474,318,646

Unearned loan fees	(801,405)	(817,406)
Allowance for loan losses	(6,008,909)	(5,748,355)
Net Loans	$491,277,722	$467,752,885

Liquidity and Capital Resources

Net cash provided by operating activities totaled $2.6 million for the three months ended March 31, 2007. Net cash used by investing activities totaled $24.2 million, which consisted primarily of $24.7 million cash used to fund loans. Net cash provided by financing activities totaled $30.2 million for the three months ended March 31, 2007, which primarily consisted of a $33.5 million increase in deposits. The net increase in cash and cash equivalents for the period ended March 31, 2007 was $8.6 million.

Total stockholders’ equity at March 31, 2007 was 8.8 percent of total assets, down from 9.1 percent at December 31, 2006. Total stockholders’ equity increased by $1.16 million due to an increase in retained earnings of $997 thousand and an increase in accumulated other comprehensive income of $61 thousand attributable to increased unrealized gains on the available-for-sale investment portfolio. Additionally, options were exercised in the first quarter of 2007 which added $101 thousand to common equity.

At March 31, 2007, WGNB Corp. was in compliance with various regulatory capital requirements administered by federal banking agencies. The following is a table representing WGNB Corp.’s consolidated Tier-1, tangible capital, and risk-based capital:

	March 31, 2007
	Actual		Required		Excess
	Amount	%	Amount	%	Amount	%

Total capital (to risk-weighted assets)	$59,533	11.19%	$42,577	8.00%	$16,956	3.19%
Tier 1 capital (to risk-weighted assets)	53,524	10.06%	21,288	4.00%	32,236	6.06%
Tier 1 capital (to average assets)	53,524	9.40%	22,771	4.00%	30,753	5.40%

Off Balance Sheet Risk

Through the operations of the Bank, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time. At March 31, 2007, the Bank had issued commitments to extend credit of $105,582,000 through various types of commercial lending arrangements and additional commitments through standby letters of credit of $5,772,000. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The Bank manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. Because the letters of credit generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The Company has little or no risk related to trading accounts, commodities or foreign exchanges.

Interest rate risk, which encompasses price risk, is the exposure of a banking organization’s financial condition and earnings ability to adverse movements in interest rates. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2006, which reflected changes in market prices and rates, can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Asset/Liability Management.”

Management actively monitors and manages the Company’s interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital, while adjusting the Company’s asset-liability structure to obtain the maximum yield versus cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. Management believes that there have been no significant changes in the Company’s market risk exposure since December 31, 2006.

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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

While the Company and its subsidiaries are from time to time party to various legal proceedings arising from the ordinary course of business, management believes that there are no proceedings of material risk threatened or pending.

Item 1A. Risk Factors

There have been no material changes to the risk factors affecting the Company from those set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable.

(b)  Not applicable

(c)  There were no issuer purchases of equity securities during the period covered by this Report.

During the first quarter of 2007, the Company declared quarterly cash dividends amounting to 19.67 cents per share which were paid on April 2, 2007. The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a) The following exhibits are filed as part of this Report:

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-SB filed June 14, 2000 (the “Form 10-SB”).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Form 10-SB).

4.1	See exhibits 3.1 and 3.2 for provisions of Company’s Articles of Incorporation and Bylaws Defining the Rights of Shareholders.

4.2	Specimen certificate representing shares of Common Stock (Incorporated by reference to Exhibit 4.2 to the Form 10-SB).

4.3	Rights Agreement dated as of February 12, 1997 between the Company and SunTrust Bank, Atlanta (Incorporated by reference to Exhibit 4.3 to the Form 10-SB).

10.1	Employment Agreement dated January 2, 2007 between Robert M. Gordy, Jr. and West Georgia National Bank.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2007	WGNB CORP.

	By:	/s/ H. B. Lipham, III
H. B. Lipham, III
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Steven J. Haack
Steven J. Haack
Secretary and Treasurer (Principal Financial Officer)