Form 10-Q
period 2007-06-30
WGNB CORP
filed 2007-08-14
CIK 1115568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number: 000-30805

WGNB CORP.

(Exact name of registrant as specified in its charter)

Georgia	58-1640130
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Large Accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 13, 2007

Common Stock, $1.25 par value	6,058,939

WGNB CORP.

Part I – Financial Information

Item 1.  Financial Statements

The unaudited financial statements of WGNB Corp. (the “Company”) are set forth on the following pages. All adjustments have been made which, in the opinion of management, are necessary in order to make the financial statements not misleading.

WGNB CORP.
Consolidated Balance Sheets

As of June 30, 2007 and December 31, 2006

	June 30, 2007	December 31, 2006
	(unaudited)	(audited)
Assets
Cash and due from banks	$16,973,381	12,579,309
Interest – bearing funds in other banks	3,798,566	654,139
Federal funds sold	8,710,000	-

Cash and cash equivalents	29,481,947	13,233,448

Securities available for sale	51,745,879	64,251,234
Securities held to maturity, estimated fair values of $7,081,851 and $7,837,389	7,081,851	7,837,389
Loans, net	508,787,898	467,752,885
Premises and equipment, net	9,507,372	8,989,589
Accrued interest receivable	3,785,633	3,772,818
Other assets	12,407,287	9,491,228

	$622,797,867	575,328,591

Liabilities and Stockholders’ Equity

Deposits:
Demand	$55,199,595	52,681,900
Interest bearing demand	151,083,382	149,765,104
Savings	10,822,418	10,966,576
Time	107,980,036	103,999,579
Time, over $100,000	185,406,963	145,400,277

Total deposits	510,492,394	462,813,436

Federal Home Loan Bank advances	52,000,000	52,000,000
Federal funds purchased	-	2,475,000
Accrued interest payable	2,924,640	2,881,943
Other liabilities	3,107,061	2,661,718
Total liabilities	568,524,095	522,832,097

Commitments and Contingencies
Stockholders’ equity:
Common stock, $1.25 par value, 10,000,000 shares authorized; 5,003,790 and 5,000,613 shares issued and outstanding	6,254,738	6,250,766
Additional paid-in capital	2,804,153	2,662,306
Retained earnings	45,530,775	43,513,370
Accumulated other comprehensive income (loss)	(315,894)	70,052

Total stockholders’ equity	54,273,772	52,496,494

	$622,797,867	575,328,591

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Earnings

For the Three Months Ended June 30, 2007 and 2006
(unaudited)

	For the Three Months Ended
	June 30, 2007	June 30, 2006
Interest income:
Interest and fees on loans	$11,298,066	9,158,598
Interest on federal funds sold	93,187	145,054
Interest on investment securities:
U.S. Government agencies	256,607	253,070
State, county and municipal	356,318	364,698
Other	320,143	305,153

Total interest income	12,324,321	10,226,573

Interest expense:
Interest on deposits:
Demand	1,411,185	1,257,692
Savings	50,204	43,564
Time	3,557,492	2,454,168
Interest on FHLB and other borrowings	707,091	687,769

Total interest expense	5,725,972	4,443,193

Net interest income	6,598,349	5,783,380

Provision for loan losses	375,000	415,000

Net interest income after provision for loan losses	6,223,349	5,368,380

Other income:
Service charges on deposit accounts	1,010,759	1,036,959
Mortgage origination fees	97,987	93,110
Brokerage fees	144,805	-
Miscellaneous	546,015	373,681

Total other income	1,799,566	1,503,750

Other expenses:
Salaries and employee benefits	2,931,017	2,425,546
Occupancy	645,911	609,579
Other operating	1,141,510	1,008,693

Total other expenses	4,718,438	4,043,818

Earnings before income taxes	3,304,477	2,828,312

Income taxes	1,050,843	837,135

Net earnings	$2,253,634	1,991,177

Basic earnings per share	$0.45	0.40
Diluted earnings per share	$0.45	0.40
Dividends declared per share	$0.2034	0.1767

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Comprehensive Income

For the Three Months Ended June 30, 2007 and 2006
(unaudited)

	For the Three Months Ended
	June 30, 2007	June 30, 2006

Net earnings	$2,253,634	1,991,177
Other comprehensive loss, net of tax:
Unrealized losses on investment securities available for sale:
Unrealized losses arising during the period	(676,815)	(694,123)
Associated income tax benefit	230,117	236,002

Other comprehensive income (loss)	(446,698)	(458,121)

Comprehensive income	$1,806,936	1,533,056

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Earnings

For the Six Months Ended June 30, 2007 and 2006
(unaudited)

	For the Six Months Ended
	June 30, 2007	June 30, 2006
Interest income:
Interest and fees on loans	$22,126,660	17,562,156
Interest on federal funds sold	166,283	256,494
Interest on investment securities:
U.S. Government agencies	542,280	545,872
State, county and municipal	718,669	730,075
Other	661,932	596,253

Total interest income	24,215,824	19,690,850

Interest expense:
Interest on deposits:
Demand	2,809,107	2,410,926
Savings	98,596	87,165
Time	6,958,365	4,664,863
Interest on FHLB and other borrowings	1,479,005	1,312,683

Total interest expense	11,345,073	8,475,637

Net interest income	12,870,751	11,215,213

Provision for loan losses	750,000	715,000

Net interest income after provision for loan losses	12,120,751	10,500,213

Other income:
Service charges on deposit accounts	1,965,448	2,013,772
Mortgage origination fees	199,043	180,445
Brokerage fees	300,606	-
Miscellaneous	1,067,751	737,577

Total other income	3,532,848	2,931,794

Other expenses:
Salaries and employee benefits	5,809,496	4,787,797
Occupancy	1,307,482	1,166,716
Other operating	2,298,392	1,986,568

Total other expenses	9,415,370	7,941,081

Earnings before income taxes	6,238,229	5,490,926

Income taxes	2,004,190	1,684,633

Net earnings	$4,234,039	3,806,293
Basic earnings per share	$0.85	0.76
Diluted earnings per share	$0.84	0.76
Dividends declared per share	$0.4000	0.3467

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Comprehensive Income

For the Six Months Ended June 30, 2007 and 2006
(unaudited)

	For the Six Months Ended
	June 30, 2007	June 30, 2006

Net earnings	$4,234,039	3,806,293
Other comprehensive loss, net of tax:
Unrealized losses on investment securities available for sale:
Unrealized losses arising during the period	(584,765)	(705,348)
Associated income tax benefit	198,820	239,818

Other comprehensive income (loss)	(385,945)	(465,530)

Comprehensive income	$3,848,094	3,340,763

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2007 and 2006
(unaudited)

	For the Six Months Ended
	June 30, 2007	June 30, 2006

Cash flows from operating activities:
Net earnings	$4,234,039	3,806,293
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	457,790	500,893
Provision for loan losses	750,000	715,000
Stock-based employee compensation expense	84,500	63,750
Gain on sale of other real estate	-	(4,464)
(Gain) Loss on sale or disposal of premises and equipment	(5,070)	1,276
Change in:
Other assets	(913,180)	(2,679,905)
Other liabilities	207,502	873,464

Net cash provided by operating activities	4,815,581	3,276,307

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	44,543,174	16,980,568
Purchases of securities available for sale	(32,592,278)	(8,443,949)
Proceeds from maturities of securities held to maturity	756,030	151,089
Purchases of securities held to maturity	-	(1,503,750)
Net change in loans	(43,346,413)	(29,006,016)
Purchases of premises and equipment	(1,098,423)	(671,873)
Capital expenditures for other real estate	(270,929)	-
Proceeds from the sale of premises and equipment	5,070	-
Proceeds from sales of other real estate	107,506	619,177

Net cash used by investing activities	(31,896,263)	(21,874,754)

Cash flows from financing activities:
Net change in deposits	47,678,958	13,608,885
Proceeds from FHLB Advances	-	10,000,000
Net change in federal funds purchased	(2,475,000)	3,425,000
Dividends paid	(1,936,096)	(1,667,142)
Proceeds from exercise of stock options	61,319	18,519
Purchase and retirement of common stock	-	(303,043)

Net cash provided by financing activities	43,329,181	25,082,219

Change in cash and cash equivalents	16,248,499	6,483,772
Cash and cash equivalents at beginning of period	13,233,448	16,221,889
Cash and cash equivalents at end of period	$29,481,947	22,705,661

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Cash Flows, continued

For the Six Months Ended June 30, 2007 and 2006
(unaudited)

	For the Six Months Ended
	June 30, 2007	June 30, 2006

Supplemental disclosure of cash flow information:
Cash paid during the quarter for:
Interest	$11,302,376	8,074,772
Income taxes	2,166,000	2,230,500

Non-cash investing and financing activities:
Transfer of loans to other real owned	1,561,400	-
Change in unrealized gains/losses on securities available for sale, net of tax	(385,945)	(465,530)
Change in dividends payable	280,538	65,535

See accompanying notes to unaudited consolidated financial statements.

WGNB Corp.
Notes to Consolidated Financial Statements

June 30, 2007
(unaudited)

(1)    Basis of Presentation

The consolidated financial statements include the accounts of WGNB Corp. (the “Company”) and its wholly-owned subsidiary, West Georgia National Bank (the “Bank”). All significant inter-company accounts have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company’s financial position as of June 30, 2007, and the results of its operations and its cash flows for the three- and six-month periods then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with the consolidated financial statements, related notes thereto and the report of independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which included the results of operations for the years ended December 31, 2006, 2005 and 2004.

(2)    Net Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

Reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the periods ended June 30, 2007 and June 30, 2006 are as follows:

	For the Quarter Ended June 30, 2007
	Net Earnings	Common Shares	Earnings per Share

Basic earnings per share	$2,253,634	5,003,790	$0.45
Effect of dilutive securities – Stock Options	-	41,277	(0.00)

Diluted earnings per share	$2,253,634	5,045,067	$0.45

	For the Quarter Ended June 30, 2006
	Net Earnings	Common Shares	Earnings per Share

Basic earnings per share	$1,991,177	4,986,485	$0.40
Effect of dilutive securities – Stock Options	-	27,983	(0.00)

Diluted earnings per share	$1,991,177	5,014,468	$0.40

	For the Six Months Ended June 30, 2007
	Net Earnings	Common Shares	Earnings per Share

Basic earnings per share	$4,234,039	5,002,545	$0.85
Effect of dilutive securities – Stock Options	-	40,169	(0.01)

Diluted earnings per share	$4,234,039	5,042,714	$0.84

WGNB Corp.
Notes to Consolidated Financial Statements

June 30, 2007
(unaudited)

(2)    Net Earnings Per Share, continued

	For the Six Months Ended June 30, 2006
	Net Earnings	Common Shares	Earnings per Share

Basic earnings per share	$3,806,293	4,995,872	$0.76
Effect of dilutive securities – Stock Options	-	27,637	-

Diluted earnings per share	$3,806,293	5,023,509	$0.76

(3)    Stock Compensation Plans

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

The Company recognized $44,750 and $32,250 of stock-based employee compensation expense during the three-months ended June 30, 2007 and 2006, respectively, and $84,500 and $63,750 of stock based compensation during the six-months ended June 30, 2007 and 2006, respectively, associated with its stock option grants. The Company is recognizing the compensation expense for stock option grants with graded vesting schedules on a straight-line basis over the requisite service period of the award as permitted by SFAS No. 123 (R). As of June 30, 2007, there was $510,651 of unrecognized compensation cost related to stock option grants. The cost is expected to be recognized over the vesting period of approximately five years.

The grant-date fair value of each option granted during 2007 and 2006 was $6.39 and $4.47, respectively. The Company did not grant any options during the second quarters of 2007 or 2006. The fair value of each option is estimated on the date of grant using the Black-Scholes Model. The following weighted average assumptions were used for grants in 2007 and 2006:

	2007	2006
Dividend yield	2.72%	2.85%
Expected volatility	20%	13%
Risk-free interest rate	4.83%	4.54%
Expected term	6.6 years	10 years

(4)   Contingent Liabilities

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

WGNB Corp.
Notes to Consolidated Financial Statements

June 30, 2007
(unaudited)
(4)   Contingent Liabilities

Derivative Instruments and Hedging Activities, continued

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
$41,156,509

The 1 month LIBOR rate at the initiation of the contracts was 5.33%, but the pay floating rate changes each month on the monthly reset date of each contract at the spread indicated above which remains constant. The 1 month LIBOR rate of the contract was 5.32% and the total notional amount of the contracts remained $41,156,509 as of June 30, 2007.

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

WGNB Corp.
Notes to Consolidated Financial Statements

June 30, 2007
(unaudited)
(4)   Contingent Liabilities

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

(5)   Material Business Combination

On January 22, 2007, WGNB Corp. entered into an agreement and plan of reorganization by and among WGNB Corp., West Georgia National Bank, First Haralson Corporation, and First National Bank of Georgia whereby First Haralson Corporation will be merged with and into WGNB Corp. by acquisition of 100 percent of the outstanding common shares of First Haralson Corporation and, concurrently, First National Bank of Georgia will be merged into West Georgia National Bank. Upon the closing of the transaction, West Georgia National Bank changed its name to First National Bank of Georgia. The transaction was approved by both companies’ shareholders and it closed on June 29, 2007 with an effective date of July 1, 2007. First Haralson Corporation was headquartered in Buchanan, Georgia and operated five branches in Haralson County and two branches in Carroll County. The results of operations from the acquisition will be included in the Company’s consolidated financial statements from the date of acquisition, July 1, 2007.

Under the terms of the merger agreement, First Haralson Corporation’s shareholders elected to receive cash, WGNB Corp. common stock, or a combination of the two. The shareholders made their elections and, in the aggregate, chose cash consideration in the amount of $16,315,423 and shares of WGNB Corp. stock in the amount of 1,055,149 valued at $27.25 per share for total consideration totaling $45,068,233 at the date of the closing. In addition, the terms of the merger agreement allowed First Haralson Corporation to pay a one-time, special dividend not to exceed $7,250,000 in the aggregate, or approximately $35.67 per share, for each First Haralson Corporation share to First Haralson Corporation shareholders prior to the closing of the transaction.

One of the primary business objectives for the transaction was to strengthen the Company’s presence along the Interstate 20 corridor west of Atlanta. The combined entity has retained the number one market share ranking in both Carroll and Haralson counties. Additionally, the transaction has enhanced the Company’s core deposits and has diversified its loan portfolio. The combination also created a top 20 financial institution in Georgia in terms of total deposits.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed on the closing date, July 1, 2007. The purchase price allocation related to premises and equipment is preliminary and subject to adjustment pending our receipt of independent appraisals. The Company has arranged to obtain the appraisals and finalize the allocation by the fourth quarter of 2007.

WGNB Corp.
Notes to Consolidated Financial Statements

June 30, 2007
(unaudited)

5)     Material Business Combination, continued

(In thousands)	First Haralson Corporation
Assets acquired:
Cash and cash equivalents	$8,196
Federal Funds sold	9,241
Securities available for sale	43,348
Loans, net	136,735
Premises and equipment	7,817
Core deposit intangible	5,700
Goodwill	24,026
Other assets	5,758
Total assets acquired	240,821

Liabilities assumed:
Deposits	180,843
Other borrowed funds	7,500
Other liabilities	3,846
Total liabilities assumed	192,189
Net assets acquired	$48,632

The financial information below presents the proforma earnings of WGNB Corp. assuming the operations of First Haralson Corporation were included in consolidated earnings as of the beginning of the earliest reporting period:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total revenue	$18,482	15,343	37,360	30,072
Net income	2,034	2,561	5,192	4,932

Diluted earnings per share	0.33	0.42	0.85	0.81

(6)   Recent Accounting Pronouncements
The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is expected to expand the use of fair value measurement, which is consistent with FASB's long-term measurement objectives for accounting for financial instruments.  The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, it includes an early adoption provision allowing entities to adopt within 120 days of their most recent fiscal year-end.  The Company has decided not to implement SFAS No. 159 until January 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis compares WGNB Corp.’s results of operations for the three- and six-month periods ended June 30, 2007 and 2006 and reviews the important factors affecting WGNB Corp.’s financial condition at June 30, 2007 compared to December 31, 2006. These comments should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes appearing elsewhere in this Report.

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

•	the effect of changes in interest rates;

•	the effect of changes in the business cycle and downturns in local, regional or national economies;

•	the matters described under Part I, Item 1A, Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Company cautions that the foregoing list of important factors is not exclusive. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

Critical Accounting Policies

The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. These significant accounting policies are described in the notes to the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “Notes”). Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers these accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying value of assets and liabilities and the results of operations of the Company. All accounting policies are important, and all policies described in the Notes should be reviewed for a greater understanding of how the Company’s financial performance is recorded and reported.

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

Results of Operations

Overview

Net earnings for the six months ended June 30, 2007 increased $428 thousand, or 11.2% when compared to the six months ended June 30, 2006. Year to date net earnings through the second quarter of 2007 were $4.23 million, or $0.84 per diluted share. The second quarter ended June 30, 2007 net earnings increased $262 thousand, or 13.2 percent when compared to the second quarter ended June 30, 2006. Net earnings for the three months ended June 30, 2007 were $2.25 million, or $0.45 per diluted share, compared to $1.99 million, or $0.40 per diluted share, for the three months ended June 30, 2006. Net interest income in the first six months of 2007 increased $1.66 million, or 14.8 percent, from the same period in 2006. The increased net interest income is the result of continued loan growth in the first half of 2007. The Bank remains slightly asset sensitive. That is, the Bank’s net interest income and net interest margin increases as interest rates increase. The converse is also true. As rates decrease, the Bank’s net interest margin decreases. Management seeks to monitor the Bank’s asset sensitivity in order to maximize the net interest margin in all rate environments. The net interest margin for the first six months of 2007 was 4.60% compared to 4.51% for the first six months of 2006.

Total non-interest income increased $601 thousand, or 20.5 percent, comparing the first six month period of 2007 with that of 2006. The increase is primarily due to the addition of brokerage services to the Bank. As discussed in more detail below, this department also contributed to an increase in non-interest expense. Non-interest expense for the first six months of 2007 increased $1.47 million, or 18.6 percent, compared to the first six months of 2006. This increase is largely due to a $1.02 million increase in salaries and employee benefits attributable to the addition of branches and brokerage services.

The credit risk profile of the Bank’s loan portfolio is increasing. Past due loans remain at a manageable level, but are trending upward as the economy slows. As discussed more fully below, non-performing assets have increased. However, management’s analysis indicates no significant unrecognized loss in those loans. Enhanced reporting and oversight procedures have been established to help identify potential problem loans at an earlier point and implement improvement strategies before loans become troubled. Management is particularly focused on the Bank’s real estate loan portfolio in response to the changing economic environment.

Net Interest Income

Net interest income for the Bank’s 2007 year-to-date period exceeded that of the same period in 2006 by $1.66 million, or 14.8 percent. The year-to-date average yield on earning assets increased 88 basis points, from 7.88 percent as of June 30, 2006 to 8.76 percent as of June 30, 2007. Likewise, the year-to-date average cost of funds increased 66 basis points during the same time period, from 3.55 percent as of June 30, 2006 to 4.21 percent as of June 30, 2007. The comparative net interest margins were 4.60 percent and 4.51 percent (a 9 basis point increase) for the year-to-date periods ending June 30, 2007 and 2006, respectively. The increase in the interest margin coupled with an increase in average outstanding earning assets in the amount of $64.2 million, or 12.6 percent, resulted in the significant increase in net interest income.

The Bank has experienced an increase in its net interest margin. Based on its current asset liability analysis, management believes that the loan portfolio will remain relatively short in terms of interest rate sensitivity. That is, as rates change, the Bank’s loan portfolio will continue to reprice more rapidly than its liabilities as has been the trend in the past. Management’s ability to control the cost of interest-bearing transaction accounts (such as NOW, savings and money market accounts) is a key factor in determining how quickly the net interest margin increases.

The year-to-date average yield on loans exclusive of earned loan fees increased 78 basis points, from 7.78 percent as of June 30, 2006 to 8.56 percent as of June 30, 2007. The investment portfolio, including federal funds sold, increased 14 basis points, from an average yield of 5.96 percent as of June 30, 2006 to 6.10 percent as of June 30, 2007. The increase in the yield of the investment portfolio is primarily attributable to two factors: (i) the rate on federal funds sold increased by 48 basis points; and (ii) the yield on re-investment of maturing investment securities has also increased dramatically as has the ratio of higher yielding corporate and municipal securities to total securities. The Bank’s core investment portfolio exclusive of federal funds sold has remained relatively unaffected by rate fluctuations over the past few years. In fact, the investment portfolio’s yield has increased while its average duration has remained unchanged. That is, because management has been consistent in investing longer on the yield curve with high quality credit, the Bank’s yield has been somewhat immune to rate fluctuations. We have been fortunate that loan growth has remained consistent allowing management to invest only in favorable rate environments.

As stated above, the average cost of funds for the six month period ended June 30, 2007 increased 66 basis points from the same period in 2006. The weighted average cost of demand deposit accounts increased by 33 basis points, from 2.38 percent in the first six months of 2006 to 2.71 percent for the same period in 2007. Likewise, the weighted average cost of time deposits increased 84 basis points from 4.31 percent for the six months ended June 30, 2006 to 5.15 percent in the same period of 2007, an overall increase of 66 basis points. The weighted average cost of other borrowings increased by 35 basis points, from 5.12 percent through June 30, 2006 to 5.47 percent through June 30, 2007. However, that trend will reverse since the “receive fixed/pay floating” interest rate swap matured in May 2007 reducing the cost of those borrowings to 4.59% for the month of June.

The mix of funding liabilities has also changed since June 2006 and this change has had a significant impact on the Bank’s cost of funds. The average balance of demand deposits as a percentage of total funding liabilities declined from 44.0 percent for the six month period ended June 30, 2006 to 38.3 percent for the same period in 2007. This decline had a negative impact on the Bank’s net interest margin since demand deposits have a lower cost to the Bank than time deposits and other borrowings. Conversely, the average balance of time deposits (particularly time deposits greater than $100 thousand) as a percentage of total funding liabilities increased from 45.3 percent through June 30, 2006 to 52.2 percent through the same period in 2007. Management continually seeks to maximize demand deposits as a percentage of funding liabilities. However, the Bank’s consistent loan growth and deposit competition has required management to seek funding to cover loan growth from the brokered certificate of deposit market as a result of a decreased availability of in-market deposits.

As the mix of deposits changes to a higher percentage of time deposits rather than more rate sensitive transaction accounts, the deposits’ ability to reprice extends. As this occurs, the Bank’s interest rate risk position will become more asset sensitive thereby benefiting its net interest margin in a rising rate environment. Over the past eighteen months, the cost of long-term funding has not been significantly higher than short-term funding. As a result, management has had an opportunity to lock in its funding costs in a rising rate environment. In contrast, if interest rates decline or stay flat, our net interest margin could be adversely affected. Management is currently using shorter-termed funding sources to take advantage of repricing opportunities if rates begin to decrease.

In comparing the second quarter ended June 30, 2007 with that of 2006, net interest income increased $815 thousand, or 14.1 percent. The six-month rate trends discussed above are similarly applicable to a comparison of the two quarterly periods.

Non-Interest Income

Total non-interest income for the first six months of 2007 increased $601 thousand, or 20.5 percent, when compared to the first six months of 2006. Service charges on deposit accounts decreased $48 thousand, or 2.4 percent, during the first six months of 2007 compared to the first six months of 2006. The calendar year 2007 represents the first time in recent operating history that service charges have declined. While the decline may be modest, it represents what we believe to be a trend towards reduced service charges on deposit accounts. Customers are choosing service charge free checking accounts and incurring less overdraft charges reversing a trend over the past few years. Customers are demanding lower costs and competition in the market place is forcing banks to offer lower cost services. This trend encourages management to offer additional lines of business to replace this lost revenue.

Mortgage loan origination fees for the first six months of 2007 increased by $19 thousand, or 10.3 percent, from the same period in 2006. This increase occurred despite an increase in mortgage rates. The largest increase in non-interest income is attributable to brokerage fees. Management created a brokerage division in August of 2006. We now have two fulltime brokers and two support staff who serve a customer base of clients which generate brokerage revenue. During the second quarter of 2007, the brokerage division created revenue in the amount of $144 thousand. The Bank earned a total of $301 thousand in brokerage fees through the second quarter of 2007. The brokerage division is nearing a cumulative breakeven point through the second quarter of 2007. Management believes the revenue generated by this new department is on track to create a positive impact on the Bank’s revenues in 2007 on a cumulative basis. As described below, the additional staff contributed to the increase in salaries and benefits from the first six months of 2006 to the first six months of 2007.

Miscellaneous income increased by $330 thousand, or 44.8 percent, when comparing the first six months of 2007 with that of 2006. The Company recorded a positive market value adjustment on its interest rate swap in June of 2007 in the amount of $136 thousand. Additionally, in the first quarter of 2007, the Company recorded income in the amount of $107 thousand on a business development partnership of which it is a member. The remaining increase in miscellaneous income is attributable to a number of factors including increased volume of ATM foreign-service fees and debit card fees.

Miscellaneous income for the second quarter ended June 30, 2007 increased $172 thousand, or 46.1 percent, when compared to the second quarter ended June 30, 2006. Again, the Company recorded the increase in the value of its interest rate swap in the second quarter of 2007. Additionally, the remainder of the increase in the second quarter of 2007 is similar to the reasons discussed above with respect to the year-to-date 2007 results.

Non-Interest Expense

Non-interest expense increased $1.47 million, or 18.6 percent, in the first six months of 2007 when compared to the same period in 2006. Salaries and employee benefits increased $1.0 million, or 21.3 percent, over the first six months of 2007 from 2006. This increase is due to an increase in the number of full time equivalent employees, along with annual salary increases and increased profit sharing and bonus accruals attributable to greater profitability. In addition, we added the brokerage division described above that employs four people. The Bank has grown considerably over the past twenty months. We have added two full service branches and staffed for a loan production office and a second Latino branded branch both to be located in Coweta County since the last half of 2005. The Company had 188 full time equivalent employees as of June 30, 2007 compared to 166 employees as of June 30, 2006, an increase of 13.3 percent.

Occupancy expenses for year-to-date 2007 increased $141 thousand, or 12.1 percent, from the same period in 2006. The primary component of the increase in occupancy expense is attributable to increased depreciation and other occupancy expenses associated with the opening of the aforementioned locations. For the first six months of 2007, other operating expenses increased $312 thousand, or 15.7 percent, from the same period in 2006. Miscellaneous expense increased $74 thousand which was attributable to six months of amortization of an investment in a tax credit partnership that was not in place the first half of 2006. The remainder of the increase in non-interest expense is due to small increases in multiple expense line items. As we have expanded our footprint and business profile over the past two years, operating expenses have increased.

Comparing the second quarter ended 2007 to 2006, total non-interest expense increased $675 thousand, or 16.7 percent. The quarter over quarter increase in non-interest expense is primarily attributable to the increase in salaries and benefits in the amount of $505 thousand, or 20.8 percent. The increase, as discussed above, is a result of the additional full time equivalent employees. Occupancy expense increased $36 thousand, or 6.0 percent, and other operating expenses increased $132 thousand, or 13.2 percent.

Income Taxes

Income tax expense for the first six months of 2007 was $2.0 million compared to $1.7 million for the same period in 2006. The effective tax rate for the period ended June 30, 2007 was 32.1 percent compared to 30.7 percent for the same period in 2006. The increased effective rate is due to the reduced amount of municipal securities and other tax advantaged investments in the Bank’s earning asset mix as a ratio to its taxable earning asset mix.

Provision and Allowance for Loan Losses

Management continually evaluates the adequacy of the allowance for loan losses, which is determined based on management’s judgment concerning the amount of risk inherent in the Company’s loan portfolio. In making its informed judgment, management considers such factors as the change in levels of non-performing and past due loans, historical loan loss experience, borrowers’ financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions. The allowance for loan losses at June 30, 2007 was $6.4 million, or 1.24 percent of total loans, compared to $5.7 million, or 1.21 percent of total loans, at December 31, 2006. Management believes that the allowance for loan losses is adequate to absorb possible losses in the loan portfolio. Changes in the allowance for loan losses for the six month period ended June 30, 2007 compared to June 30, 2006 are as follows:

Allowance for Loan Loss

	For the Six Months Ended
	June 30, 2007	June 30, 2006
Balance at beginning of period	$5,748,355	5,327,406
Charge-offs:
Commercial, financial and agricultural	13,385	5,656
Real estate – construction	12,540	-
Real estate – mortgage	104,090	909,758
Consumer loans	43,834	49,432
Total charge-offs	173,849	964,846
Recoveries:
Commercial, financial and agricultural	6,166	8,959
Real estate – construction	429	-
Real estate – mortgage	7,785	-
Consumer loans	34,566	29,892
Total recoveries	48,946	38,851
Net charge-offs	(124,903)	(925,995)
Provision for loan losses	750,000	715,000

Balance at end of period	$6,373,452	5,116,411

Ratio of net charge-offs during the period to average loans outstanding	.03%	.21%

Ratio of allowance to total loans	1.24%	1.13%

Non-Performing Assets and Past Due Loans

Non-performing assets, comprised of real estate owned through foreclosure, non-accrual loans and loans for which payments are more than 90 days past due, totaled $6.6 million at June 30, 2007, or 1.27 percent of total loans and foreclosed real estate, as compared to $4.3 million, or 0.91 percent of total loans, at December 31, 2006. The increase in non-performing assets is attributable to a $1.5 million increase in foreclosed real estate, $1.1 million increase in 90 day past due and still accruing loans and a $537 thousand decrease in non-accrual loans. We foreclosed on a non-accrual loan in the second quarter of 2007 that increased real estate owned through foreclosure but decreased non-accrual loans. The Bank also foreclosed on a second property and two additional loans became ninety days past due, but were still accruing interest as of June 30, 2007.

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

Financial Condition

Overview

Total assets were $623 million at June 30, 2007, an increase of $47.0 million, or 8.2 percent, from December 31, 2006. Most of the growth in assets was attributable to loan growth. Total loans at June 30, 2007 grew by $41.6 million, or 8.8 percent, from December 31, 2006. During the same period, total deposits grew by $47.6 million, or 10.3 percent. As of June 30, 2007, the Bank had $8.7 million in federal funds sold. The Bank continues to experience good loan growth, which is driving its balance sheet growth and increased earnings. Management anticipates that the federal funds sold on the balance sheet will be invested into loans in the third quarter of 2007.

Assets and Funding

At June 30, 2007, earning assets totaled $591 million, or 94.9 percent of total assets, compared to $550 million, or 95.7 percent of total assets, as of December 31, 2006. As discussed above, loan growth made up the vast majority of earning asset growth.

Major classifications of loans at June 30, 2007 and December 31, 2006 are summarized as follows:

Loans	June 30, 2007	December 31, 2006
Commercial, financial and agricultural	$54,645,048	52,333,704
Real Estate – mortgage	218,509,370	219,563,340
Real Estate – construction	213,558,268	175,024,051
Consumer	29,211,297	27,397,551
Total	$515,923,983	474,318,646

Unearned interest	(762,633)	(817,406)
Allowance for loan losses	(6,373,452)	(5,748,355)
Net Loans	$508,787,898	467,752,885

At June 30, 2007, interest-bearing liabilities increased $42.7 million, or 9.2 percent, compared to December 31, 2006. Interest-bearing demand deposits have decreased by $1.3 million, or 0.9 percent, and time deposits have increased by $44.0 million, or 17.6 percent, since the beginning of 2007. Most of the time deposit growth has been in the over $100 thousand category. Time deposits under $100 thousand have grown by $4.0 million, or 3.8 percent, while time deposits over $100 thousand have grown $40.0 million, or 27.5 percent, since December 31, 2006. While the Bank used brokered deposits historically on a very limited basis prior to the end of 2004, robust loan demand has outpaced deposit growth in the Bank’s market area. The Bank uses brokered deposits more frequently than in the past since they can be acquired at a reduced cost and in larger volumes as opposed to deposits from the local market which are bid up by the denovo banks. The growth in brokered deposits from December 31, 2006 to June 30, 2007 was $33.2 million, or 52.9 percent. The Bank had about $10.5 of brokered deposits maturing in early July 2007. Consequently, replacement funds for those maturities were deposited at the end of June.

Non-interest-bearing deposits increased $2.5 million, or 4.8 percent, in the first six months of 2007. The Bank’s loan growth was funded by using the liquidity available on the balance sheet in the form of federal funds and by generating certificates of deposits both in and out of its market area.

Liquidity and Capital Resources

Net cash provided by operating activities totaled $4.8 million for the six months ended June 30, 2007. Net cash used by investing activities totaled $31.9 million and consisted primarily of a $43.3 million increase in loans outstanding and a $12.0 million net decrease in investment securities. Net cash provided by financing activities was $43.3 million which was the result of an increase in total deposits of $47.7 million and a decrease in federal funds purchased of $2.5 million. Liquidity is managed on a daily basis based on cash flows anticipated through loan funding and deposit flow. The Bank also manages forward liquidity needs based on loan pipeline data, anticipated deposit maturities and cash flows.

Total stockholders’ equity at June 30, 2007 was 8.7 percent of total assets compared to 9.1 percent at December 31, 2006. The decrease in the percentage of stockholders’ equity is primarily attributable to the Company’s increase in total assets of $47.5 million since December 31, 2006.

At June 30, 2007, WGNB Corp. was in compliance with various regulatory capital requirements administered by federal banking agencies. The following is a table representing WGNB Corp.’s consolidated Tier-1, tangible capital, and risk-based capital.

	June 30, 2007
	Actual Amount	%	Required Amount	%	Excess Amount	%
Total capital (to risk- weighted assets)	$60,963	11.63%	41,919	8.00%	19,044	3.63%
Tier 1 capital (to risk- weighted assets)	54,590	10.42%	20,960	4.00%	33,630	6.42%
Tier 1 capital (to average assets)	54,590	9.59%	22,771	4.00%	31,819	5.59%

Off Balance Sheet Risks

Through the operations of the Bank, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time. At June 30, 2007, the Bank had issued commitments to extend credit of $63.6 million through various types of commercial lending arrangements, $9.7 million available on home equity lines, $22.7 million on other credit lines and additional commitments through standby letters of credit of $5.6 million. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment and commercial and residential real estate. The Company manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The Company has little or no risk related to trading accounts, commodities or foreign exchanges.

Interest rate risk, which encompasses price risk, is the exposure of a banking organization’s financial condition and earnings ability to adverse movements in interest rates. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2006, which reflected changes in market prices and rates, can be found in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2006 under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Asset/Liability Management.”

Management actively monitors and manages the Company’s interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital, while adjusting the Company’s asset-liability structure to obtain the maximum yield versus cost spread. Management relies primarily on its asset-liability policies to control interest rate risk. However, a sudden and substantial increase in interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. Management believes that there have been no significant changes in the Company’s market risk exposure since December 31, 2006.

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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Not applicable.

(b)    Not applicable.

(c)    Not applicable.

During the second quarter of 2007, the Company declared quarterly cash dividends amounting to $0.2034 per share which were paid on July 3, 2007. The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

A special meeting of the WGNB Corp. shareholders was held on May 22, 2007. The shareholders were asked to approve the issuance of WGNB Corp. common stock in connection with the closing of the acquisition of First Haralson Corporation pursuant to the Agreement and Plan of Reorganization dated January 22, 2007 among WGNB Corp., West Georgia National Bank, First Haralson Corporation and First National Bank of Georgia. A total of 3,864,360 votes were cast at the special meeting (representing 77.23% of the Company’s outstanding common stock as of the record date of the meeting) and all of such votes were cast in favor of the proposal. There were no abstentions or votes cast against the proposal.

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

Dated: August 13, 2007

WGNB CORP.

By:	/s/ H. B. Lipham III
H. B. Lipham, III
Chief Executive Officer
Principal Executive Officer

By:	/s/ Steven J. Haack
Steven J. Haack
Secretary and Treasurer
Principal Financial Officer