Form 10-Q
period 2007-09-30
WGNB CORP
filed 2007-11-14
CIK 1115568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number: 000-30805

WGNB CORP.

(Exact name of registrant as specified in its charter)

Georgia	58-1640130
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 12, 2007
Common Stock, $1.25 par value	6,058,939

WGNB CORP.

Part I – Financial Information

Item 1.  Financial Statements

The unaudited financial statements of WGNB Corp. (the “Company”) are set forth on the following pages. All adjustments have been made which, in the opinion of management, are necessary in order to make the financial statements not misleading.

WGNB CORP.
Consolidated Balance Sheets
As of September 30, 2007 and December 31, 2006

	September 30, 2007	December 31, 2006
	(unaudited)	(audited)
Assets

Cash and due from banks	$29,575,678	12,579,309
Interest-bearing deposits in other banks	3,584,287	654,139
Federal funds sold	226,000	-

Cash and cash equivalents	33,385,965	13,233,448

Securities available for sale	95,042,170	64,251,234
Securities held to maturity, estimated fair values of $7,510,451 and $7,837,389	7,510,451	7,837,389
Loans, net	651,013,980	467,752,885
Premises and equipment, net	17,361,093	8,989,589
Accrued interest receivable	6,072,903	3,772,818
Cash surrender value of life insurance	3,601,503	293,100
Goodwill and other intangibles, net	29,659,726	-
Foreclosed property	5,913,140	566,935
Other assets	11,335,145	8,631,193

	$860,896,076	575,328,591

Liabilities and Stockholders’ Equity

Deposits:
Demand	$72,073,839	52,681,900
Interest bearing demand	199,531,200	149,765,104
Savings	19,161,766	10,966,576
Time	171,871,231	103,999,579
Time, over $100,000	232,748,003	145,400,277

Total deposits	695,386,039	462,813,436

Federal Home Loan Bank advances	54,500,000	52,000,000
Junior subordinated debentures	10,825,000	-
Federal funds purchased	3,276,000	2,475,000
Accrued interest payable	3,666,602	2,881,943
Other liabilities	8,652,834	2,661,718
Total liabilities	776,306,475	522,832,097

Commitments

Stockholders’ equity:
Common stock, $1.25 par value, 10,000,000 shares authorized; 6,058,939 and 5,000,613 shares issued and outstanding	7,573,674	6,250,766
Additional paid-in capital	30,181,371	2,662,306
Retained earnings	46,588,792	43,513,370
Accumulated other comprehensive income	245,764	70,052

Total stockholders’ equity	84,589,601	52,496,494

	$860,896,076	575,328,591

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Earnings
For the Three Months Ended September 30, 2007 and 2006
(unaudited)

	For the Three Months Ended
	September 30, 2007	September 30, 2006
Interest income:
Interest and fees on loans	$14,613,982	9,887,323
Interest on federal funds sold	207,931	125,656
Interest on investment securities:
U.S. Government agencies	613,815	225,266
State, county and municipal	608,895	360,231
Other	343,135	314,978

Total interest income	16,387,758	10,913,454

Interest expense:
Interest on deposits:
Demand	1,681,675	1,208,915
Savings	76,252	49,699
Time	5,219,570	2,905,518
Interest on FHLB and other borrowings	864,461	725,335

Total interest expense	7,841,958	4,889,467

Net interest income	8,545,800	6,023,987

Provision for loan losses	750,000	375,000

Net interest income after provision for loan losses	7,795,800	5,648,987

Other income:
Service charges on deposit accounts	1,665,722	1,027,830
Mortgage origination fees	79,234	96,943
Brokerage fees	168,022	55,759
Gain on sale of small business loans	-	56,098
Miscellaneous	729,952	381,159

Total other income	2,642,930	1,617,789
Other expenses:
Salaries and employee benefits	4,135,422	2,573,262
Occupancy	988,382	617,187
Other operating	1,870,285	1,127,534

Total other expenses	6,994,089	4,317,983

Net earnings before income taxes	3,444,641	2,948,793

Income taxes	1,114,246	852,473

Net earnings	$2,330,395	2,096,320

Basic earnings per share	$0.38	0.42
Diluted earnings per share	$0.38	0.41
Dividends declared per share	$0.210	0.183

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Comprehensive Income

For the Three Months Ended September 30, 2007 and 2006
(unaudited)

	For the Three Months Ended
	September 30, 2007	September 30, 2006

Net earnings	$2,330,395	2,096,320
Other comprehensive income, net of tax:
Unrealized gains on investment securities available for sale:
Unrealized gains arising during the period	850,995	763,702
Associated income taxes	(289,338)	(259,659)

Other comprehensive income	561,657	504,043

Comprehensive income	$2,892,052	2,600,363

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Earnings
For the Nine Months Ended September 30, 2007 and 2006
(unaudited)

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
Interest income:
Interest and fees on loans	$36,740,641	27,449,479
Interest on federal funds sold	374,215	382,150
Interest on investment securities:
U.S. Government agencies	1,156,095	771,138
State, county and municipal	1,327,564	1,090,306
Other	1,005,067	911,231

Total interest income	40,603,582	30,604,304
Interest expense:
Interest on deposits:
Demand	4,490,782	3,619,841
Savings	174,848	136,864
Time	12,177,935	7,570,381
Interest on FHLB and other borrowings	2,343,466	2,038,018

Total interest expense	19,187,031	13,365,104

Net interest income	21,416,551	17,239,200

Provision for loan losses	1,500,000	1,090,000

Net interest income after provision for loan losses	19,916,551	16,149,200
Other income:
Service charges on deposit accounts	3,631,170	3,041,602
Mortgage origination fees	278,278	277,388
Brokerage fees	468,628	55,759
Gain on sale of small business loans	-	84,223
Miscellaneous	1,797,702	1,090,611

Total other income	6,175,778	4,549,583

Other expenses:
Salaries and employee benefits	9,944,918	7,361,059
Occupancy	2,294,475	1,783,903
Other operating	4,170,066	3,114,102

Total other expenses	16,409,459	12,259,064

Net earnings before income taxes	9,682,870	8,439,719

Income taxes	3,118,436	2,537,106

Net earnings	$6,564,434	5,902,613

Basic earnings per share	$1.23	1.18
Diluted earnings per share	$1.22	1.17
Dividends declared per share	$0.61	0.53

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Comprehensive Income

For the Nine Months Ended September 30, 2007 and 2006
(unaudited)

	For the Nine Months Ended
	September 30, 2007	September 30, 2006

Net earnings	$6,564,434	5,902,613
Other comprehensive income, net of tax:
Unrealized gains on investment securities available for sale:
Unrealized gains arising during the period	266,230	58,353
Associated income taxes	(90,518)	(19,840)

Other comprehensive income	175,712	38,513

Comprehensive income	$6,740,146	5,941,126

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006
(unaudited)

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Net earnings	$6,564,434	$5,902,613
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	971,605	800,525
Provision for loan losses	1,500,000	1,090,000
Stock-based employee compensation expense	131,000	96,000
Income from bank owned life insurance	(40,215)	-
(Gain) loss on sale of other real estate	12,756	(10,884)
(Gain) loss on sale of premises and equipment	(21,404)	4,327
Change in:
Other assets	(2,161,502)	(2,495,106)
Other liabilities	376,972	1,163,693

Net cash provided by operating activities	7,333,646	6,551,168

Cash flows from investing activities, net of effects of purchase accounting adjustments:
Proceeds from maturities of securities available for sale	49,894,157	19,044,591
Proceeds from maturities of securities held to maturity	1,327,679	262,672
Proceeds for sale of securities available for sale	5,993,155	-
Purchases of securities available for sale	(43,950,507)	(8,443,949)
Purchases of securities held to maturity	(1,000,000)	(1,503,750)
Net change in loans to customers	(53,343,028)	(25,701,528)
Cash paid to First Haralson, net of cash received of $17,437,208	(517,028)	-
Proceeds from sale of premises and equipment	21,404	-
Purchases of premises and equipment	(1,571,770)	(834,785)
Redeem cash surrender value asset	293,101	-
Capital expenditures for other real estate	(14,747)	-
Proceeds from sales of other real estate	447,480	619,177

Net cash used by investing activities	(42,420,104)	(16,557,572)

Cash flows from financing activities, net of effects of purchase accounting adjustments:
Net change in deposits	51,729,961	21,479,353
Proceeds from Federal Home Loan Bank advances	10,000,000	10,000,000
Repayment of Federal Home Loan Bank advances	(15,000,000)	-
Proceeds from junior subordinated debentures	10,825,000	-
Net proceeds from federal funds purchased	801,000	-
Dividends paid	(3,075,149)	(2,551,049)
Proceeds from exercise of stock options	61,319	49,642
Stock issuance cost	(103,156)	-
Retirement of common stock	-	(303,043)

Net cash provided by financing activities	55,238,975	28,674,903

Change in cash and cash equivalents	20,152,517	18,668,499
Cash and cash equivalents at beginning of period	13,233,448	16,221,889
Cash and cash equivalents at end of period	$33,385,965	$34,890,388

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Cash Flows, continued

For the Nine Months Ended September 30, 2007 and 2006
(unaudited)

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$17,029,000	$12,961,642
Income taxes	3,358,000	2,230,500

Non-cash investing and financing activities:
Transfer of loans to other real estate	5,040,620	-
Change in unrealized gains on Securities available for sale, net of tax	175,712	38,513
Change in dividends payable	413,863	98,422

The non-cash investing activities associated with the acquisition of First Haralson are presented in Note 6 to the financial statements.

See accompanying notes to unaudited consolidated financial statements.

WGNB Corp.
Notes to Consolidated Financial Statements

September 30, 2007
(unaudited)

(1) Basis of Presentation

The consolidated financial statements include the accounts of WGNB Corp. (the “Company”) and its wholly-owned subsidiary, First National Bank of Georgia (f/k/a West Georgia National Bank) (the “Bank”). All significant inter-company accounts have been eliminated in consolidation. In some cases, certain prior period amounts have been reclassified to conform to current year presentation.

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company’s financial position as of September 30, 2007, and the results of its operations and its cash flows for the three- and nine-month periods then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes and the report of independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which included the results of operations for the years ended December 31, 2006, 2005 and 2004.

(2) Net Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The weighted average number of common shares outstanding and the potential common shares outstanding during the period included 1,055,149 shares issued to First Haralson shareholders in the merger which closed effective as of July 1, 2007. The average market price during the year is used to compute equivalent shares.

Reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the periods ended September 30, 2007 and September 30, 2006 are as follows:

	For the quarter ended September 30, 2007
	Net Earnings	Common Shares	Earnings per Share

Basic earnings per share	$2,330,395	6,058,939	$0.38
Effect of dilutive securities – Stock Options	-	18,329	(0.00)

Diluted earnings per share	$2,330,395	6,077,268	$0.38

	For the quarter ended September 30, 2006
	Net Earnings	Common Shares	Earnings per Share

Basic earnings per share	$2,096,320	5,000,219	$0.42
Effect of dilutive securities – Stock Options	-	56,644	(0.01)

Diluted earnings per share	$2,096,320	5,056,863	$0.41

WGNB Corp.
Notes to Consolidated Financial Statements

September 30, 2007
(unaudited)

(2) Net Earnings Per Share - continued

	For the nine months ended September 30, 2007
	Net Earnings	Common Shares	Earnings per Share

Basic earnings per share	$6,564,434	5,358,546	$1.23
Effect of dilutive securities – Stock Options	-	24,392	(0.01)

Diluted earnings per share	$6,564,434	5,382,938	$1.22

	For the nine months ended September 30, 2006
	Net Earnings	Common Shares	Earnings per Share

Basic earnings per share	$5,902,613	4,996,827	$1.18
Effect of dilutive securities – Stock Options	-	60,913	(0.01)

Diluted earnings per share	$5,902,613	5,057,740	$1.17

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

The Company recognized $46,500 and $32,250 of stock-based employee compensation expense during the three-months ended September 30, 2007 and 2006, respectively, and $131,000 and $96,000 of stock based compensation during the nine-months ended September 30, 2007 and 2006, respectively, associated with its stock option grants. The Company is recognizing the compensation expense for stock option grants with graded vesting schedules on a straight-line basis over the requisite service period of the award as permitted by SFAS No. 123 (R). As of September 30, 2007, there was $464,151 of unrecognized compensation cost related to stock option grants. The cost is expected to be recognized over the vesting period of approximately five years.

The grant-date fair value of each option granted during 2007 and 2006 was $6.39 and $4.47, respectively. The Company did not grant any options during the second or third quarters of 2007 or 2006. The fair value of each option is estimated on the date of grant using the Black-Scholes Model. The following weighted average assumptions were used for grants in 2007 and 2006:

	2007	2006
Dividend yield	2.72%	2.85%
Expected volatility	20%	13%
Risk-free interest rate	4.83%	4.54%
Expected term	6.6 years	10 years

WGNB Corp.
Notes to Consolidated Financial Statements

September 30, 2007
(unaudited)

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
$41,156,509

The 1 month LIBOR rate at the initiation of the contracts was 5.33%, but the pay floating rate changes each month on the monthly reset date of each contract at the spread indicated above which remains constant.  The 1 month LIBOR rate of the contracts was 5.21% and the total notional amount of the contracts remained $41,156,509 as of September 30, 2007.

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

The Company uses the long haul method afforded under FAS 133 “Accounting for Derivative Instruments and Hedging Activities” to assess the effectiveness of its current hedging activity and accounted for the hedge instrument as a fair value hedge. The Company will assess the effectiveness of the hedge contracts by regressing the market price, including any premium paid, of the brokered certificates of deposit (the dependent variable) with the market price of interest rate swap (the independent variable) on a quarterly basis until all the contracts have matured. Each regression analysis will include in its data set values from a retrospective (realized historical prices) and prospective (shocked scenario analysis) basis. The hedge will be considered highly effective if the correlation coefficient is within the “80-120” rule, where the R square is highly correlative to the value of 1 and the F-stat is large signifying high explanatory power.

WGNB Corp.
Notes to Consolidated Financial Statements

September 30, 2007
(unaudited)

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

(6) Material Business Combination

On January 22, 2007, WGNB Corp. entered into an agreement and plan of reorganization by and among WGNB Corp., West Georgia National Bank, First Haralson Corporation, and First National Bank of Georgia whereby First Haralson Corporation will be merged with and into WGNB Corp. by acquisition of 100 percent of the outstanding common shares of First Haralson Corporation and, concurrently, First National Bank of Georgia will be merged into West Georgia National Bank. Upon the closing of the transaction, West Georgia National Bank changed its name to First National Bank of Georgia. The transaction was approved by both companies’ shareholders and it closed on June 29, 2007 with an effective date of July 1, 2007. First Haralson Corporation was headquartered in Buchanan, Georgia and operated five branches in Haralson County and two branches in Carroll County. The results of operations from the acquisition have been included in the Company’s consolidated financial statements from the date of acquisition, July 1, 2007.

Under the terms of the merger agreement, First Haralson Corporation’s shareholders elected to receive cash, WGNB Corp. common stock, or a combination of the two. The shareholders made their elections and, in the aggregate, chose: cash consideration in the amount of $16,315,423; shares of WGNB Corp. stock in the amount of 1,055,149 valued at $27.25 per share; which, together with total acquisition costs of $1,638,813, resulted in a total consideration of $46,707,046 at the date of the closing. In addition, the terms of the merger agreement allowed First Haralson Corporation to pay a one-time, special dividend not to exceed $7,250,000 in the aggregate, or approximately $35.67 per share, for each First Haralson Corporation share to First Haralson Corporation shareholders prior to the closing of the transaction.

One of the primary business objectives for the transaction was to strengthen the Company’s presence along the Interstate 20 corridor. The combined entity has retained the number one market share ranking in both Carroll and Haralson counties. Additionally, the transaction has enhanced the Company’s core deposits and has diversified its loan portfolio. The combination also created a top 20 financial institution in Georgia in terms of total deposits.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed on the closing date, July 1, 2007. The purchase price allocation related to premises and equipment is preliminary and subject to adjustment pending our receipt of asset appraisals. The Company has arranged to obtain the appraisals and finalize the allocation by the fourth quarter of 2007.

WGNB Corp.
Notes to Consolidated Financial Statements

September 30, 2007
(unaudited)

(6) Material Business Combination, continued

(In thousands)	First Haralson Corporation
Assets acquired:
Cash and cash equivalents	$8,196
Federal Funds sold	9,241
Securities available for sale	42,282
Loans, net	136,459
Premises and equipment	7,807
Core deposit intangible	5,738
Goodwill	24,065
Other assets	7,247

Total assets acquired	241,035

Liabilities assumed:
Deposits	180,843
Other borrowed funds	7,500
Other liabilities	5,985

Total liabilities assumed	194,328

Net assets acquired	$46,707

The financial information below presents the proforma earnings of WGNB Corp. assuming the operations of First Haralson Corporation were included in consolidated earnings as of the beginning of the earliest reporting period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Total revenue	$19,031	16,551	61,516	46,622
Net income	2,330	2,752	7,522	7,684

Diluted earnings per share	$0.38	0.45	1.23	1.26

(7) Recent Accounting Pronouncements

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is expected to expand the use of fair value measurement, which is consistent with FASB's long-term measurement objectives for accounting for financial instruments.  The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, it includes an early adoption provision allowing entities to adopt within 120 days of their most recent fiscal year-end.  The Company does not intend to implement the provisions of SFAS No. 159 upon the adoption date.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following analysis compares WGNB Corp.’s results of operations for the quarter and nine month periods ended September 30, 2007 and 2006 and reviews the important factors affecting WGNB Corp.’s financial condition at September 30, 2007 compared to December 31, 2006. These comments should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes appearing elsewhere in this Report.

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

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio. Calculation of the allowance for loan losses is a critical accounting estimate due to the significant judgment, assumptions and estimates related to the amount and timing of estimated losses, consideration of current and historical trends and the amount and timing of cash flows related to impaired loans. Please refer to the section of the Company’s Annual Report on 10-K for the year ended December 31, 2006 entitled “Balance Sheet Overview – Provision and Allowance for Possible Loan and Lease Losses” and Note 1 and Note 3 to the Notes for a detailed description of the Company’s estimation processes and methodology related to the allowance for loan losses.

Overview of Merger

The Company merged with First Haralson Corporation (“First Haralson”) and its wholly owned subsidiary, First National Bank of Georgia, effective July 1, 2007. See Note 6 of the accompanying notes to financial statements and the Company’s Current Report on Form 8-K filed July 9, 2007. In connection with the closing of this transaction, as of July 2, 2007 the Company issued 1,055,149 shares of common stock valued at $27.25 per share to the shareholders of First Haralson. In addition, the Company paid cash in the amount of $16,315,423. West Georgia National Bank (the wholly owned subsidiary of WGNB Corp) acquired the assets and liabilities of First National Bank of Georgia and, in connection with the combination of this financial institution, changed its name to First National Bank of Georgia. WGNB Corp. continues to be a one bank holding company which now owns an $861 million asset institution, First National Bank of Georgia.

The total fair market value of assets acquired from First Haralson in the merger totaled $241 million, which included $17 million in cash, $42 million in available for sale securities, $136 million in net loans, $8 million in property and equipment and $7 million in other assets (including the cash surrender value of bank owned life insurance of $3.6 million). The Bank also assumed $194 million of liabilities, including $181 million of deposits, $7.5 million of Federal Home Loan Bank borrowings and other liabilities of $6.0 million. The Bank recorded intangible assets (after making fair market value adjustments for First Haralson’s assets and liabilities) for goodwill in the amount of $24 million and a core deposit premium of $5.7 million.

During the third quarter, the Company incurred $1.6 million in transaction costs for legal fees, investment banker fees, executive contract buyouts and conversion of data processing systems that were includable in goodwill. Additionally, the Company incurred $533 thousand of non-recurring merger expenditures related to early retirement of employees and changes in branding, advertising, letterhead and other supplies. As more fully discussed below, the non-recurring expenditures have been excluded from net earnings for comparison purposes since they are merger related and not considered to be ongoing in nature. The above costs and expenditures were expected when evaluating whether to proceed with the merger with First Haralson.

Results of Operations

Overview

Net earnings for the nine months ended September 30, 2007 were $6.56 million, an increase of $662 thousand, or 11.2 percent, compared to the nine months ended September 30, 2006. The net earnings per diluted common share for the nine months ended September 30, 2007 was $1.22, which was $0.05, or 4.3 percent, greater than the same period in 2006. A comparison of earnings net of non-recurring merger related expenditures for the periods ending September 30, 2007 and 2006 is important to understanding the effect of the combination on the core earnings of the Bank. Net earnings excluding non-recurring merger related expenditures of $533 thousand, net of resulting tax benefit for the nine months ended were $6.89 million, or $1.28 per diluted share. This compares to $5.90 million, or $1.17 per diluted share, of net earnings for the nine months ended September 30, 2006, an increase of $987 thousand, or $0.11 per share. On a percentage basis, net earnings exclusive of merger costs increased 16.8 percent and net earnings per diluted share increased by 9.4 percent.

Net earnings for the third quarter ended September 30, 2006 were $2.33 million compared to $2.10 million for the third quarter of 2006, an increase of 11.2 percent. On a diluted earnings per share basis, net earnings were $0.38 in the third quarter of 2007 compared to $0.42 per share in 2006, a decrease of 9.5 percent. Net earnings exclusive of non-recurring merger related expenditures, however, were $2.64 million, or $0.43 per share, an increase of 25.7 percent (or 2.4 percent on a diluted per share basis) over net earnings for the third quarter of 2006.

The largest development affecting the Bank’s earnings and future outlook apart from the merger of First Haralson is the rapid increase in non-performing assets which took place in the third quarter of 2007. Management continually analyzes the strength of its loan portfolio, particularly its real estate development and residential construction loan portfolio which comprises approximately 40 percent of the Bank’s overall loan portfolio. Despite aggressive loan management and workout efforts with its borrowers, management determined it to be necessary to enter the collection process on approximately $16.9 million in additional impaired loans in the third quarter of 2007. See - Provision and Allowance for Loan Losses and - Non-Performing Assets and Past Due Loans.

The sudden deterioration in the residential real estate market is impacting many southeastern financial institutions. As management gathers current appraisals on the properties securing the Company’s troubled loans, however, it is finding typically that property values, while reduced from their original appraisals, were nonetheless sufficient to enable the Company to limit necessary net charge-offs to $1.1 million, or 0.20 percent of average loans, through September 30, 2007. The Company has not, to date, experienced fraud which has plagued a number of other financial institutions. The Bank, by policy, does not carry its foreclosed real property at greater than 85 percent of current appraisal. We believe that policy has been effective in the past and appears to be sufficient to permit us to account for selling costs and potential devaluation in the current residential real estate market. However, should there be continued deterioration in the real estate market, management may determine that further write-downs are necessary.

The Bank’s market area has not, to date, experienced the great appreciation in real estate values that many other areas of the southeast and nation have experienced. Consequently, while property values are down, they are not significantly down. Moreover, management is actively engaged in communications with key market participants such as independent real estate appraisers, agents and local developers and builders. Consequently, we believe the values we loan against are accurate based on our experience and sense of the market. Nonetheless, there is a greater degree of uncertainty in the current market and management will continue to attempt to reflect that uncertainty in its loan loss reserve determinations. For example, management felt it prudent to double its loan loss provision in the third quarter of 2007 from those carried in the first two quarters of 2007. Specifically, the Company recorded $375 thousand in loan loss provision in each of the first and second quarters of 2007 compared to $750 thousand it recorded in the third quarter of 2007. Even with the impact of the merger costs, charged-off loans, increased provision, and increased non-performing assets, however, the net earnings increased on both a total and diluted earnings per share basis in the quarter and year-to-date periods ending September 30, 2007.

Net Interest Income

The Company’s net interest margin was expected to change as a result of the merger. Specifically, management expected that the Company’s average net interest margin would decline since First Haralson’s net interest margin was historically lower than the Company’s. First Haralson’s loan portfolio, despite having a lower yield, actually diversified the Company’s total portfolio to an overall lower risk profile. Also, the Company issued trust preferred securities to fund a portion of the cash payment to First Haralson shareholders and to further capitalize the Company. The new debt is also expected to decrease the net interest margin on a consolidated basis. Consequently, while the Company’s net interest margin was expected to decline as a result of the merger, its net interest income was expected to increase given the impact of the combined entities. Also related to the merger, the Company recorded a fair market value adjustment on the loan portfolio which resulted in a $1.2 million discount on the acquired portfolio that is amortizing over a 53 month period. In marking the acquired portfolio to market, the Company discounted the loans by the current rate market rate of loans being originated for each loan type. Overall, the net interest income of the combined entity (as discussed below) is expected to be accretive to the Company’s earnings.

The second major factor affecting the Company’s net interest margin was the impact of non-performing assets. As discussed above, the Company and the banking sector in general are experiencing a rapid deterioration in demand for real estate. The impact of this trend is typically negative on a bank’s net interest margin and net interest income. After a protracted period where there is low or no sales demand for real estate, certain borrowers eventually are unable to carry the interest and expense burden of a real estate development. When this occurs a loan becomes impaired, that is, some portion of the loan’s collectability comes into question. Management must then assess the net realizable value of the loan and determine whether to continue accruing interest on the loan based on its net realizable value.

At the time an impaired loan is placed into non-accrual status or management determines to foreclose on a property which collateralizes the loan, that asset is no longer classified as an “earning asset” (a loan) but, instead, is classified as a “non-earning asset” (an impaired loan or real estate owned depending on where the loan is in the collection process). In certain instances, management reverses accrued but uncollected interest income on such loans to the extent that the amount of interest was considered non-collectable. During the third quarter of 2007, management reversed interest income on impaired loans in the amount of $39 thousand. This reversal had a negative impact on net interest income for the period.

Additionally, non-earning assets remain on the balance sheet of the Company until sold and, therefore, must be funded with interest-bearing liabilities. This has the effect of further reducing the net interest margin and net interest income since the Company must continue to pay interest on the funding, but receives no interest from the asset in return. Most of the Company’s non-performing assets this year were placed into non-earning status late in the third quarter. Consequently, the impact to the net interest margin and net interest income was not significant as of the end of the third quarter of 2007. However, the impact is expected to be greater in the fourth quarter and in subsequent periods. Because of the continuing impact on earnings of non-earning assets, management must focus on remediating those assets as expeditiously as possible. Moreover, the more rapidly that those assets are converted to earning status, the more positively impacted will be the earnings of the Company.

The Company is slightly asset-sensitive. That is, as rates decline, the Bank’s net interest margin and net interest income decline. In mid-September, 2007, the Federal Reserve reduced the target federal funds rate by 50 basis points. Thus, management expects that reduced market rates will have a more negative impact in the fourth quarter of 2007 and beyond than it did in the third quarter of 2007. The Company’s net interest margin will eventually normalize when liabilities have had time to reprice. Management estimates that the net interest margin will rebound over a one year period as liability repricing converges with asset repricing.

In the past, management’s analysis of the net interest margin was focused primarily on the Bank’s net interest margin. Since the Company has now incurred the trust preferred debt, management must begin to focus on the consolidated net interest margin. The average consolidated net interest margin for the third quarter of 2007 was 4.5 percent. This compares to 4.6 percent as of the second quarter of 2007 and 4.8 percent as of the third quarter of 2006 on a consolidated basis. Stated in terms of total net interest income for the quarter, the third quarter consolidated net interest income was $8.5 million. This compares to $6.6 million for the second quarter of 2007 and $6.0 million for the third quarter of 2006. Despite a compressing net interest margin, net interest income increased by $1.9 million, or 28.8 percent, when comparing the third quarter of 2007 with the second quarter of 2007. Comparing this quarter’s net interest income with the third quarter of 2006, the increase was $2.5 million, or 41.9 percent.

The year-to-date average consolidated net interest margin through September 30, 2007 was 4.6 percent. The year-to- date average consolidated net interest margin through September 30, 2006 was 4.6 percent. As described above, the slight compression was due to the merger, the minimal impact of non-performing assets and the reduction in market interest rates. Management remains focused on reducing non-performing assets as those will likely affect forward earnings.

Non-Interest Income

Non-interest income for the first nine months of 2007 increased $1.6 million, or 35.3 percent, when compared to the first nine months of 2006. Substantially all of the increase in non-interest income is due to the addition of First Haralson. As stated above, the merger closed as of July 1, 2007. Therefore, the results of operations for the third quarter of 2007 includes a full three months of operations of the combined entities. Comparing the third quarter of 2006 to the third quarter of 2007, service charges on deposit accounts increased $638 thousand, or 62.1 percent. The increase in service charge income from the nine months ended September 30, 2006 to September 30, 2007 is $590 thousand, or 19.4 percent. Prior to the merger, First Haralson was averaging approximately $200 thousand per month in service charges on deposit accounts. Consequently, almost all of the growth in service charge income for the year was attributable to the addition of First Haralson in the third quarter of 2007.

Mortgage origination fees through September 30, 2007 were $278 thousand, which represented an increase of $1 thousand when compared to the same period in 2006. The Company’s mortgage origination volume consists primarily of new and resale home financing as mortgage interest rates remain historically low. While mortgage rates today have increased from their forty year lows, they continue to be favorable to home buyers. Prior to the merger, First Haralson did not participate in mortgage brokerage.

As described in previous filings, the Company began providing investment brokerage services in August 2006 and this business line has grown over the past year. First Haralson similarly provided investment brokerage services prior to the merger averaging approximately $12 thousand per month in investment brokerage fees. Through the first nine months of 2007, the Company generated $469 thousand of brokerage fees, an increase of $413 thousand, or 740 percent, when compared to the nine months ended September 30, 2006. Prior to the merger, the Company averaged $50 thousand per month in fee generation from its brokerage services and has reached a breakeven point with respect to this new business line in the time period originally anticipated by management.

The Company sold the guaranteed portion of two SBA loans in the nine months ended September 30, 2006, resulting in gains totaling $84 thousand. The Company has not generated or sold an SBA loan in 2007.

Miscellaneous income increased by $349 thousand, or 91.5 percent, when comparing the three months ended September, 2007 with that of 2006. First Haralson averaged approximately $100 thousand per month in other income prior to the merger. Consequently, most of the increase in miscellaneous income on a quarter-to-quarter basis was attributable to the merger. The increase in other miscellaneous income for year-to-date September, 2007 with that of 2006 was $707 thousand, or 64.8 percent. Miscellaneous income includes revenue generated from automated teller machine and debit card usage, miscellaneous fee generation and other miscellaneous income, gains and losses. The increase in other non-interest income in comparing 2007 results from that of 2006 were attributable to, among others, increases in the market value of the Company’s interest rate swap agreements of $141 thousand, increases in automated teller machine and debit card revenue of the combined entities of $134 thousand and increases in loan late charges of $52 thousand. Also included in the third quarter 2007 miscellaneous income is $40 thousand of income on the Company’s bank-owned insurance asset acquired in the acquisition.

Non-Interest Expense

Non-interest expense increased $4.2 million, or 33.9 percent, for the nine months ended September 30, 2007 compared to the same period in 2006. Non-interest expense increased $2.7 million, or 62.0 percent, when comparing the third quarter of 2007 to the third quarter of 2006. Again, the increase on a quarterly and year-to-date basis is primarily due to the impact of the merger. Management will seek to gain operating efficiencies in the future as the entities continue to combine their deposit and loan operations. Additionally, as the combined companies experience employee turnover and retirement, disposal of excess real estate and expansion of its product suite to the adjacent Haralson County market, the combined entity should experience cost savings and revenue enhancement which should likewise have an accretive impact on the earnings of the Company.

The Company now operates fourteen full service branches and two motor branches in the west Georgia area having acquired five full service branches and one motor branch in the merger. The addition of employees and facilities has had a significant impact on salaries and employee benefits, occupancy expense and other operating expense of the Company. The Company acquired First Haralson’s recently constructed Bremen Financial Center and its Pacific Avenue branch, both of which are located in Bremen, Georgia within six miles of Interstate 20 and approximately 45 miles west of downtown Atlanta. It also acquired full service branches and a motor branch in Buchanan, Temple and Tallapoosa, Georgia, all of which are within 15 miles of Interstate 20. The Company now has at least one branch on every major exit west of Atlanta from Chapel Hill Road in Douglasville to the Alabama border.

Salaries and employee benefits expense accounted for $2.6 million, or 62.2 percent, of the year-to-date increase in non-interest expense. Comparing the third quarter of 2006 to the third quarter of 2007, salaries and employee benefits increased $1.6 million, or 60.7 percent. As previously discussed, the merger has had a significant impact on salaries and employee benefits expense. Management expected an increase in salaries and benefits of approximately $60 thousand per employee on an annual basis. The Company’s actual results through the end of September, 2007 are consistent with the original estimate. Included in the overall increase was $326 thousand representing payments made to employees who accepted early retirement offered in connection with the merger. Management anticipates that there will be others who accept the early retirement package offered to certain employees for the remainder of the year. However, we do not expect significant payment of retirement packages beyond 2007. Therefore, this portion of the increase in salaries and benefits expense is considered non-recurring.

The Company increased its full time equivalent employee count to 262 as of September 30, 2007, including 87 full time equivalent employees that were retained in the merger. This compared to 170 full time equivalent employees as of September 30, 2006. The Company negotiated contract buyouts with three executives of First Haralson, the cost of which was included in goodwill in the combination. Additional retirement and turnover of employees since the merger has taken place. Management expects retirements and other normal turnover to continue to occur but does not anticipate that layoffs of employees will be necessary to achieve cost savings expected from the merger.

Occupancy expenses for year-to-date 2007 increased $511 thousand, or 28.6 percent, from the same period in 2006. The occupancy expense since the merger took place, comparing the third quarter results of 2007 with those of 2006, increased $371 thousand, or 60.1 percent. The Company acquired fixed assets in 2007 exclusive of the merger and continues to experience increased occupancy expense because of its expansion strategy. However, occupancy expense increase for this period is almost exclusively attributable to expense from the acquired facilities. Management made an estimated market value adjustment to acquired real estate in the transaction of $1 million which is depreciating over the remaining useful life of the properties. The appraisals on the acquired properties will be completed in the fourth quarter of 2007. Real estate acquired from First Haralson included a vacant branch and an operations center which management intends to sell in the near future. Also included in the occupancy expense is $17 thousand of non-recurring expenditures related to necessary system upgrades to accommodate the merger.

Total other operating expenses for the nine months ended September 30, 2007 increased $1.1 million, or 33.9 percent, when compared to the same period of 2006. Comparing the third quarter of 2007 with the third quarter of 2006, total other operating expenses increase $743 thousand, or 65.9 percent. Again, most of the increase in other operating expenses is attributable to the merged entity. Included in the increase is $190 thousand of non-recurring merger related expenditures for branding and advertising the name change and updating supplies such as letterhead and internal documents. The Company recorded a core deposit premium in the amount of $5.7 million which it is amortizing over a ten year period in the amount of $47 thousand per month. Amortization of this core deposit premium in the amount of $143 thousand is included in other operating expense for the third quarter of 2007.

Management anticipates that operating efficiencies will be gained as the two entities functionally become one. The Company continues to incur increased professional fees related to its internal audit program in compliance with the Sarbanes - Oxley Act requirements. However, the cost of regulatory compliance will now be spread over a greater asset base. The acquired entity has assumed the Company’s internal control processes.

Income Taxes

Income tax expense for the nine months ended September 30, 2007 was $3.12 million on operating earnings compared to $2.54 million for the same period in 2006. The effective tax rate for the period ended September 30, 2007 was 32.2 percent on operating income compared to 30.1 percent for the same period in 2006. The increased effective rate is due to the reduced relative impact of investment in federal and state tax credits, the reduced relative impact of interest income on tax free securities and loans compared to total interest income and a higher corporate tax bracket.

Provision and Allowance for Loan Losses

The Company recognized net charge-offs on a portion of several impaired loans in the amount of $951 thousand in the third quarter of 2007. In analyzing the impaired and potentially impaired loans in past months, management recognized the need to assign specific reserves to the loans since the ultimate collectability would likely be dependent on the collateral securing the loans rather than the ability of the borrower to repay or the income on the property. Management obtained updated appraisals on the properties which collateralize the loans and determined the amount of charge-off that it believed was necessary. Management also identified additional potentially impaired loans as of September 30, 2007 and determined the additional specific reserves and increased loan loss provision needed as a result. As stated earlier, management elected to increase its loan loss provision to $750 thousand in the third quarter of 2007 compared to $375 for each of the first and second quarters of 2007. Management intends to adequately provide for potential loan loss in the portfolio.

The relative suddenness with which the loan impairments arose was not fully anticipated. While the affected loans had previously been recognized as weak, the rapidness with which the overall residential real estate market deteriorated affected borrowers who were not typically past due. Many banks are currently trying to evaluate the ultimate impact of the sub-prime mortgage lending contagion on their loan portfolios. Management likewise continues to measure the impact of this unexpected phenomenon as time progresses. Having received new appraisals on several properties, management continues to assess whether the appraised values will be sustained or whether additional charge-offs will be necessary. Management’s policy is to charge-off loans to the extent that they exceed 85 percent of the updated appraisal. This allows for a 15 percent cushion to cover selling costs as well as further devaluation. The 85 percent valuation allowance has been effective in the past as the Company has not had significant gain or loss on its disposition of property in prior years.

The Company’s market area has not experienced the significant appreciation in real estate values that many of the areas in the southeast (including Atlanta) have experienced. The property that may ultimately result in foreclosed property owned by the Company is primarily made up of residential housing, residential housing developments and related commercial frontage lots. Economists estimate that there is an eighteen to twenty four month supply of homes and a thirty six to forty eight month supply of home building lots available in the market. The Company’s holding period for real estate is not typically that long. Consequently, management may elect to discount the property to reduce its holding period. Should this become necessary, the Company could experience further write-downs of properties. However, management has been in continued negotiations with borrowers and others as to certain of the properties as it attempts to collect on the loans and, thus far, the values appear to be appropriate.

The Company recorded $1.5 million in allowance for loan loss on its acquired loan portfolio in the First Haralson merger. This represented 1.1 percent of the acquired portfolio as of the date of closing of the merger. Management evaluated the potential risk in the portfolio and First Haralson’s assessment of the credit risk and historical loss to determine the proper allowance required on the acquired loan portfolio.

The Company experienced a higher than historic charge-off in 2006. As previously disclosed, in June of 2006, the Company charged-off a portion of an impaired loan in the amount of $887 thousand. The Company eventually foreclosed on the property which it currently owns. Management continues to evaluate its position with respect to this property and is in the process of obtaining an updated appraisal. Again, management carries its property at 85 percent of current appraisal. Accordingly, if the value of the property has decreased, there will be a further write down to the value of the property.

Management continually evaluates the adequacy of the allowance for loan losses which is determined based on its judgment concerning the amount of risk inherent in the Company’s loan portfolio. In making its informed judgment, management considers such factors as the change in levels of non-performing and past due loans, historical loan loss experience, borrowers’ financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions. The allowance for loan loss at September 30, 2007 was $7.7 million, or 1.2 percent of total loans, compared to $5.4 million, or 1.2 percent of total loans, at September 30, 2006. Once a loan becomes impaired and management makes its fair market value assessment, the charge-off is recorded and it is excluded from the allowance for loan loss calculation. Management believes that the current allowance for loan losses is adequate to absorb possible losses in the loan portfolio. Changes in the allowance for loan losses for the nine month period ended September 30, 2007 compared to September 30, 2006 are as follows:

Allowance for Loan Loss

	For the Nine Months Ended September 30,
	2007	2006
Balance at beginning of period	$5,748,355	$5,327,406
Addition to allowance for loan loss attributable to acquired loan portfolio	1,527,225	-
Charge-offs:
Commercial, financial and agricultural	75,058	47,414
Real estate – construction	751,784	-
Real estate – mortgage	157,508	909,758
Consumer loans	162,537	111,978
Total charge-offs	1,146,887	1,069,150
Recoveries:
Commercial, financial and agricultural	6,286	8,959
Real estate – construction	429	-
Real estate – mortgage	7,784	-
Consumer loans	56,104	49,283
Total recoveries	70,603	58,242
Net charge-offs	(1,076,284)	(1,010,908)
Provision for loan losses	1,500,000	1,090,000

Balance at end of period	$7,699,296	$5,406,498

Ratio of net charge-offs during the period to average loans outstanding	0.19%	0.23%

Ratio of allowance to total loans	1.17%	1.20%

Non-Performing Assets and Past Due Loans

Non-performing assets, comprised of real estate owned, non-accrual loans and loans for which payments are more than 90 days past due, totaled $23.5 million at September 30, 2007 compared to $3.8 million at September 30, 2006. Non-performing assets expressed as a percentage of total loans and real estate owned at September 30, 2007 and September 30, 2006 were 3.5 percent and 0.9 percent, respectively. Non-performing assets are largely made up of nine credit relationships of which $10.7 million are on non-accrual, $6.9 million are 90 days past due and still accruing and $5.9 million are foreclosed properties. The percentage of loans past due 30 days or greater has also increased. The percentage of loans 30 days past due exclusive of non-accrual loans was 4.8 and 2.4 percent, respectively, for the periods ended September 30, 2007 and 2006.

Most borrowers have been cooperative with management thus far in this difficult collection process. Many of these borrowers are long-term customers of the Bank and/or have many years of experience in real estate development and investment. The reality is that these customers are partly dependent upon home and lot sales to service the debt and the rapid slowdown in the residential real estate market had a significant impact on their ability to perform as agreed. The borrowers are actively marketing the properties and are eager to continue in the real estate development business once the market stabilizes. Based on management’s past experience, cooperation between a willing borrower and management ultimately results in greater recovery of an impaired loan.

The Company did not participate in sub-prime lending. However, the additional supply of homes caused by foreclosure of sub-prime mortgages has increased the inventory of residential homes. Management will continue to make its assessment with regard to the market values and the ultimate collectability of loans. However, the uncertainty in the market makes it more difficult for management to make forward-looking judgments. The sub-prime loan contagion continues to unfold and may have an impact in the Company’s market and on the Company’s financial position.

Financial Condition

Overview

Total assets were $861 million at September 30, 2007, an increase of $286 million, or 49.6 percent, from December 31, 2006. Total assets increased by $211.2 million (including $29.7 million of intangible assets) as a result of the merger with First Haralson. Consequently, the Company grew total assets organically by $45 million, or 7.8 percent, for the nine months ended September 30, 2007. Comparing total assets from one year ago, the Company has grown organically by $60.5 million, reflecting an annual percentage growth rate of 10.8 percent.

Assets and Funding

At September 30 2007, earning assets totaled $771 million which represents an increase of $220.3 million, or 40.0 percent, since December 31, 2006. Without taking into account the loans, securities and other earning assets acquired in the merger, the Company grew its earning assets by $28.5 million, or 5.2 percent. This growth percentage has, however, been impacted by the increase in non-performing assets. Total loans have grown by $47.1 million, or 9.9 percent, while federal funds, investment securities and other earning assets have decreased $18.6 million. Loans acquired in the First Haralson transaction totaled $139 million. The majority (95 percent) of those loans were 1-to-4 family residential or consumer oriented loans.

Major classifications of loans at September 30, 2007 and December 31, 2006 are summarized as follows:

Loan	At September 30, 2007	December 31, 2006
Commercial, financial and agricultural	$52,778,195	52,333,704
Real Estate – mortgage	326,367,860	219,563,340
Real Estate – construction	239,735,750	175,024,051
Consumer	41,752,289	27,397,551
Total	$660,634,094	474,318,646

Unearned loan fees and discounts	(1,920,818)	(817,406)
Allowance for loan losses	(7,699,296)	(5,748,355)
Net Loans	$651,013,980	467,752,885

Through September 30, 2007, interest-bearing liabilities have increased $216.5 million, or 46.6 percent, compared to those at December 31, 2006. The Company acquired $167.0 million in interest-bearing liabilities in the First Haralson merger. In contrast, year-to-date the Company has grown interest-bearing liabilities organically by $49.5 million, or 10.7 percent, which is substantially identical to the organic loan growth the Company experienced in the nine months ended September 30, 2006.

Non-interest-bearing demand deposits increased $19.4 million, or 36.8 percent, for the nine months ended September 30, 2007. However, the Company acquired $21.3 million of non-interest-bearing demand deposits in the merger. Consequently, the Company actually experienced a reduction in non-interest-bearing demand deposits of $1.9 million since December 31, 2006. During the nine month period ended September 30, 2007, interest-bearing demand deposits increased $49.8 million, or 33.2 percent, which has been almost entirely attributable to the merger ($45.4 million). In the same nine month period in 2007, time deposits increased $155.2 million, or 62.2 percent, with $95.9 million assumed in the merger. As of December 31, 2006, transaction and savings accounts constituted 46.1 percent and time deposits accounted for 53.9 percent of total deposits. Those same percentages as of September 30, 2007 were 41.8 percent for transaction and savings accounts and 58.2 percent for time deposits. This is one of the factors affecting the Company’s cost of funds since time deposits carry a higher interest cost than transaction accounts.

Loan growth has been primarily funded by deposit growth. As of September 30, 2007, the Company had a small amount of liquidity on its balance sheet to fund future loan growth. The Company has a pipeline of loans that should utilize the available liquidity by the end of 2007. The Company uses brokered deposits more frequently than in the past since they can be acquired at a reduced cost and in larger volumes as opposed to deposits from within its market area. Because the brokered deposits are generated in large balances, they are easier to model and strategically analyze given interest rate fluctuations and such fluctuations’ impact on the Company’s net interest margin. Management will likely reduce its reliance on brokered funds as loan growth is expected to decrease and the Company turns its non-performing assets to cash.

Liquidity and Capital Resources

Net cash provided by operating activities totaled $7.3 million for the nine months ended September 30, 2007. Net cash used by investing activities totaled $42.4 million and consisted primarily of a $53.4 million increase in net loans to customers exclusive of acquired loans and an $11.9 million increase in securities available for sale. Net cash generated by financing activities was $55.2 million, a result of an increase in total deposits of $51.7 million, proceeds from subordinated debt of $10.8 million and a net decrease in federal home loan bank advances of $5.0 million. The net increase in cash and cash equivalents as of September 30, 2007 was $20.2 million. The net cash paid to First Haralson shareholders net of cash received from its balance sheet was $517 thousand.

Total stockholders’ equity at September 30, 2007 was 9.8 percent of total assets, compared to 9.1 percent at December 31, 2006. However, tangible equity to assets was 6.4 percent. Since December 31, 2006, the Company’s tangible capital has grown by $2.4 million, or 4.6 percent, while its total assets have grown by $285.6 million, or 49.6 percent. This resulted in a greater leverage to the balance sheet. The Company maintained a high level of excess capital in the past which ultimately reduces the return on equity to its shareholders. Directors and management of the Company, however, continually seek to maximize value to the shareholders through both appreciation of stock price and increased dividends. Cash dividends to the shareholders have increased by 15.1 percent comparing the three quarters ended September 30, 2007 with the same three quarters in 2006.

At September 30, 2007, WGNB Corp. was in compliance with various regulatory capital requirements administered by federal and state banking agencies. The following is a table representing WGNB Corp.’s consolidated Tier-1, tangible capital, and risk-based capital.

	September 30, 2007
	Actual Amount	%	Required Amount	%	Excess Amount	%

Total capital (to risk-
weighted assets)	$73,208	10.53%	$55,604	8.00%	$17,604	2.53%
Tier 1 capital (to risk-
weighted assets)	65,509	9.43%	27,802	4.00%	37,707	5.43%
Tier 1 capital (to average
assets)	65,509	7.83%	33,457	4.00%	32,052	3.83%

Off Balance Sheet Risks

Through the operations of the Bank, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time. At September 30, 2007, the Bank had issued commitments to extend credit of $100.9 million through various types of commercial lending arrangements and additional commitments through standby letters of credit of $5.9 million. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The Company manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

Management actively monitors and manages the Company’s interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital, while adjusting the Company’s asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates may not have proportional impact on interest sensitive assets and liabilities. Management believes that it has improved the Company’s position with regard to interest rate risk resulting from significant changes in market interest rates since December 31, 2006. See Note 4 to the consolidated financial statements included elsewhere in this Report.

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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

During the third quarter of 2007, the Company declared and paid quarterly cash dividends amounting to $0.21 per share. The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 2007 Annual Meeting of Shareholders on September 11, 2007. The shareholders were asked to elect four Class I directors to serve on the Company’s Board of Directors until the 2010 Annual Meeting of Shareholders.

The shareholders were asked to elect Wanda W. Calhoun, L. Richard Plunkett, Donald C. Rhodes and Thomas T. Richards to serve as Class I directors on the Company’s Board of Directors, each for a three-year term. The following votes were cast for and against the election of these Class I directors: Ms. Calhoun: 4,893,274 for / 375 opposed; Mr. Plunkett: 4,893,649 for / 0 opposed; Mr. Rhodes: 4,893,649 for / 0 opposed; and Mr. Richards: 4,893,649 for / 0 opposed. There were no Broker non-votes or abstentions. The following persons also continue to serve as directors: W. T. Green, Jr., Randall F. Eaves, Loy M. Howard (recent appointee), R. David Perry and J. Thomas Vance (all Class II directors); and Grady W. Cole, H.B. “Rocky” Lipham, III, and Mary M. Covington (all Class III directors).

Item 5. Other Information

The Company’s 2008 Annual Meeting of Shareholders is currently expected to be held on May 13, 2008. Any shareholder satisfying the Securities and Exchange Commission’s eligibility requirements who wishes to submit a proposal to be included in the proxy statement for this annual meeting should do so in writing to the Corporate Secretary, 201 Maple Street, P.O. Box 280, Carrollton, Georgia 30112. As a consequence of having advanced the date of the annual meeting by more than 30 days from the date the Company held its 2007 Annual Meeting of Shareholders, Securities and Exchange Commission rules provide that the new deadline for the Company’s receipt of shareholder proposals for inclusion in the proxy statement is a reasonable time before the Company begins to print and mail proxy materials for the annual meeting. The Company will regard any proposals that it receives on or before December 15, 2007 as having been timely received. This is also the date by which, under the Company’s Bylaws, a shareholder who wishes to bring business (including director nominations) before our 2008 annual meeting, would be required to provide written notice of such business (December 15, 2007 being 150 days prior to the date of the contemplated 2008 annual meeting). For additional requirements, shareholders should refer to our Bylaws, article IV, section 1, a current copy of which may be obtained from our Corporate Secretary. If we do not receive timely notice pursuant to our Bylaws, any proposal may be excluded from consideration at the meeting, regardless of any notice provided in accordance with Rule 14a-8. The proxy solicited by the Board of Directors for the 2008 Annual Meeting of Shareholders will confer discretionary authority to vote as the proxy holders deem advisable on such shareholder proposals that are considered untimely.

Item 6. Exhibits

The following exhibits are filed as part of this Report:

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-SB filed June 14, 2000 (the “Form 10-SB”)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Form 10-SB)

4.1	See exhibits 3.1 and 3.2 for provisions of Company’s Articles of Incorporation and Bylaws defining the rights of shareholders

4.2	Specimen certificate representing shares of Common Stock (Incorporated by reference to Exhibit 4.2 to the Form 10-SB)

4.3	Rights Agreement dated as of February 12, 1997 between the Company and SunTrust Bank, Atlanta (Incorporated by reference to Exhibit 4.3 to the Form 10-SB)

4.4	Amended and Restated Trust Agreement dated July 2, 2007 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 6, 2007 (the “July 2007 Form 8-K”)

4.5	Indenture, dated July 2, 2007, by and between WGNB Corp. and Wilmington Trust Company (Incorporated by reference to Exhibit 4.2 to the July 2007 Form 8-K)

4.6	Guarantee Agreement, dated July 2, 2007, by and between WGNB Corp. and Wilmington Trust Company (Incorporated by reference to Exhibit 4.3 to the July 2007 Form 8-K)

10.1	Employment Agreement, dated July 1, 2007 among WGNB Corp. West Georgia National Bank and Randall F. Eaves (Incorporated by reference to Exhibit 10.1 to the July 2007 Form 8-K)

10.2	Employment Agreement, dated July 1, 2007 among WGNB Corp. West Georgia National Bank and Mary Covington (Incorporated by reference to Exhibit 10.2 to the July 2007 Form 8-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2007

WGNB CORP.

By:	/s/ H.B. Lipham, III
H. B. Lipham, III
Chief Executive Officer

By:	/s/ Steven J. Haack
Steven J. Haack
Treasurer
Principal Financial Officer