Form 10-K
period 2007-12-31
WGNB CORP
filed 2008-03-31
CIK 1115568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the transition period from__________to __________

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

Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicateby check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicateby check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one)

Large Accelerated Filer ☐	Accelerated Filer☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 2b-2 of the Exchange Act).

Yes ☐  No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2007 which is the last business day of its most recently completed second fiscal quarter, was approximately $74,622,299 based on a per share price of $27.25 (which is the average of the ask and bid price reported by the NASDAQ Stock Market) as of such date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the registrant’s Common Stock have been excluded in that such persons may be deemed affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 28, 2008, there were 6,057,594 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

WGNB CORP.

2007 Form 10-K Annual Report

PART I

Item 1. Business

General

WGNB Corp. (which is sometimes referred to herein as the “Company” or “WGNB”) is an $884 million asset bank holding company headquartered in Carrollton, Georgia. The Company was organized as a business corporation under the laws of the State of Georgia in 1984 and is a registered bank holding company under the Federal Bank Holding Company Act of 1956, as amended, and under the bank holding company laws of the State of Georgia. WGNB completed a merger transaction with First Haralson Corporation (which is sometimes referred to herein as “First Haralson”) effective July 1, 2007 whereby First Haralson was merged with and into WGNB. In addition, First National Bank of Georgia, a wholly owned subsidiary of First Haralson, was merged with and into West Georgia National Bank. After the closing of the merger, both First Haralson and First National Bank of Georgia ceased to exist. At the effective date of the merger West Georgia National Bank changed its name to First National Bank of Georgia.

WGNB continues to conduct operations in western Georgia through its wholly-owned subsidiary, First National Bank of Georgia (which is sometimes referred to herein as the “Bank” or “First National Bank”). The Bank was organized in 1946 as a national banking association under the federal banking laws of the United States. As of March 28, 2008, WGNB had 6,057,594 issued and outstanding shares of common stock, $1.25 par value per share (which is sometimes referred to herein as the “Common Stock”), held by approximately 1,200 shareholders of record.

WGNB conducts all of its business through First National Bank. The executive offices of both WGNB and First National Bank are located at 201 Maple Street, Carrollton, Georgia 30117. Access to WGNB’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports is available at its website, www.wgnb.com under the investor relations tab.

The Bank

First National Bank is a full service commercial bank offering a variety of services customary for community banks of similar size which are designed to meet the banking needs of individuals and small to medium-sized businesses. It attracts most of its deposits from Carroll, Haralson, Douglas and Coweta Counties and conducts most of its lending transactions from an area encompassing Carroll, Haralson, Douglas, Coweta and Paulding Counties.

First National Bank’s main office is located in Carrollton, Georgia. It operates a total of sixteen branches, a loan production office and nine additional 24-hour ATM sites located in Carroll, Haralson, Douglas and Coweta Counties in Georgia. In Carroll County, First National Bank operates, in addition to its main office, three branches in the City of Carrollton, one of which serves our Spanish speaking customers, one branch in Villa Rica, one branch in Bowdon and one branch in Temple. In Haralson County, it operates two branches in Bremen, one branch in Buchanan and two branches in Tallapoosa. In Douglas County, it operates two branches in the City of Douglasville and one branch in Villa Rica. In Coweta County, it operates a loan production office located in Sharpsburg and a second branch which serves Spanish speaking customers located in Newnan.

As a convenience to its customers, First National Bank offers at all of its branch locations (except the Banco de Progreso locations) drive-thru teller windows and 24-hour automated teller machines. All but one location has Saturday banking hours. It is a member of Star, Cirrus and several other ATM networks of automated teller machines that permit customers to perform monetary transactions in most cities throughout the southeast and other regions. First National Bank also offers Internet banking services through its website located at www.wgnb.com. Information included on the Bank’s website is not a part of this Report.

Deposit Services. First National Bank offers a full range of deposit services including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from money market accounts to longer-term certificates of deposit. The accounts are all offered to its market area at rates competitive to those offered in the area. All deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum allowed by law. In addition, First National Bank has implemented service charge fee schedules competitive with other financial institutions in its market area covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

As of December 31, 2007, First National Bank had deposits of approximately $706 million, and approximately 50 thousand deposit accounts. No material portion of its deposits relates to one or a few persons or entities (including federal, state and local governments and agencies). The loss of any one or a few principal deposit customers would not have a material adverse effect on the operations or earnings of the Bank.

The following table sets forth the mix of depository accounts at the Bank as a percentage of total deposits as of December 31, 2007:

Deposit Mix

At December 31, 2007
Non-interest bearing demand	10%
NOW accounts and money market	31%
Savings	3%
Time Deposits
Under $100,000	24%
$100,000 and over	32%
100.00%

Lending Services. First National Bank’s lending business consists principally of making consumer loans to individuals and commercial loans to small and medium-sized businesses and professional concerns. This was also the focus of First Haralson’s lending business. Consequently, the loan portfolio that we acquired in the merger had many of the same characteristics as the Bank’s existing portfolio. First National Bank also makes secured real estate loans, including residential and commercial construction loans, and first and second mortgage loans for the acquisition or improvement of personal residences. As of December 31, 2007, the Bank had approximately $660 million in total loans outstanding, representing 75% of its total assets of approximately $884 million. The loan portfolio is made up of both fixed and adjustable rate loans. As of December 31, 2007, approximately 62% of the total loan portfolio was fixed rate and 38% was adjustable rate. The Bank is not dependent to any material degree upon any single borrower or a few principal borrowers. The loss of any individual borrower or of a few principal borrowers would not have a material adverse effect on the operations or earnings of First National Bank.

Real Estate Loans. Loans secured by real estate make up the primary component of the Bank’s loan portfolio, constituting approximately $556 million, or 85%, of its total loans as of December 31, 2007. Approximately 58% of the real estate loans are fixed rate and 42% are adjustable rate. Approximately 66% of the fixed rate real estate loans mature in one year or less and approximately 95% of the fixed rate real estate loans mature in five years or less. These loans consist of commercial real estate loans, construction and development loans, residential real estate loans and home equity loans. Real estate loans are collateralized by commercial and residential real estate primarily located in our primary and secondary market areas. The types of real estate that typically constitute collateral include primary and secondary residences for individuals, multi-family projects, places of business, real estate for agricultural uses and developed and undeveloped land.

Commercial Loans, Other Than Commercial Loans Secured by Real Estate. First National Bank makes loans for commercial purposes in various industries resident to its market area. As of December 31, 2007, commercial loans constituted approximately $63 million, or 9%, of its total loans. Approximately 71% of commercial loans are fixed rate while 29% are adjustable. The typical commercial loan has a maturity of three years or less. The typical commercial loan has collateral such as equipment for business use and inventory and may include unsecured working capital lines.

Consumer Loans. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans and lines of credit. As of December 31, 2007, it held approximately $41 million of consumer loans, representing 6% of total loans. Consumer loans are primarily fixed rate in nature with 96% of this loan category carrying fixed rates. These loans are typically collateralized by personal automobiles, recreational vehicles or cash on deposit and may include unsecured loans to individuals.

Other Lending Activities. First National Bank also engages in secondary-market mortgage activities whereby it originates mortgage loans on behalf of investor correspondent banks that fund the loans. The investor correspondent banks underwrite and price the loans and the Bank receives a fee for originating and packaging the loans. Periodically, the Bank receives discount points depending on the pricing of the loan. No mortgage loans are held by the Bank for resale nor does it service third party loans.

Risks Associated with Lending Activities. Consumer and non-mortgage loans to individuals can entail greater risk, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

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

Construction loans are generally considered to involve a higher degree of credit risk than most other types of loans. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the security property's value upon completion of construction as compared to the estimated costs of construction, including interest and fees. In addition, First National Bank assumes certain risks associated with the borrower’s ability to complete construction in a timely and workmanlike manner. If the estimate of value proves to be inaccurate, or if construction is not performed timely or in a quality manner, the Bank may be confronted with a project which, when completed, has a value insufficient to assure full repayment or to advance funds beyond the amount originally committed to permit completion of the project. Additionally, the Bank limits draws on construction projects on a percentage of completion basis which is monitored by an independent inspection process.

Construction lending has been particularly difficult in the last half of 2007 with the downturn in the residential real estate market in the metropolitan Atlanta area which includes our primary and secondary market areas. As of December 31, 2007, First National Bank had $244 million of construction or residential development loans which constituted 37% of total loans. As of December 31, 2007, included in construction and development loans were approximately $30.1 million of impaired loans for which the Bank is no longer accruing interest. Impaired loans represented 4.5% of total loans as of December 31, 2007. However, during the week of March 17, 2008 as a result of our aggressive loan review and grading functions and regular discussions with certain borrowers, management determined that certain loans recorded on its balance sheet as of December 31 had become impaired. The increase in impaired loans qualifies as a material subsequent event. As a result of this material subsequent event, the Bank’s impaired loans increased by $16.3 million for a revised total of $46.4 as of December 31, 2007. Management is recording an additional provision for loan and lease loss in the amount of $6.4 million (the total provision for 2007 is $10.2 million), an additional charge down of real estate owned in the amount of $381 thousand and a charge down of accrued interest on the additional impaired loans in the amount of $162 thousand as of December 31, 2007.

Impaired loans are considered non-performing assets when the accrual of interest is discontinued. The level of non-performing assets including impaired non-accrual loans, real estate taken in foreclosure and loans which are 90 days past due including the loans impaired in March 2008 totaled $58.3 million, or 8.8% of total loans, as of December 31, 2007, which are at a historical high and are primarily attributable to the construction portfolio.

Target Concentrations & Loan Portfolio Mix. The Bank has target concentration and portfolio mix limits written in its loan policy. The goal of the policy is to avoid concentrations that would result in a particular loan or collateral type, industry or geographic area comprising a large part of the whole portfolio. The portfolio should be varied enough to obtain a balance of maximum yield and acceptable risk. The loan portfolio mix is reported and reviewed quarterly by our Board of Directors. Concentration targets are evaluated periodically to determine changes in risk profiles and market need. The following represents target concentrations of loans by category as a percentage of total loans:

Unsecured loans	6%
Loans secured by:
Residential real estate	30%
Commercial real estate	35%
Convenience stores	6%
Hotels/motels	5%
Poultry facilities	7%
Acquisition & development/construction loans	30%
Commercial and industrial purpose loans	20%
Exceptions to primary and secondary trade area	15%

While the loan policy includes a provision generally limiting all types of real estate loans to 85% of the total loan portfolio, the executive loan committee can approve loans that exceed the policy limits on a case by case basis where warranted. At the end of the fourth quarter of 2007, we were within the overall real estate concentration target although we have approved concentrations above the target in the specific segments of single family construction and land development. With the benefit of our experienced lenders and specialized controls, we are able to serve this market with low historical loan loss. However, during the last half of 2007 and continuing in the first quarter of 2008 the residential real estate market experienced a downturn that caused us to record significant charge-offs and a high level of non-performing assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Provision and Allowance for Possible Loan and Lease Losses” and “- Non-Performing Assets and Past Due Loans.” We will continue to capture opportunities in these segments while actively seeking to diversify our portfolio into other business lines such as commercial and industrial loans as well as Small Business Administration loans.

Legal Lending Limit. First National Bank is subject to loans to one borrower limitations prescribed for national banks by the Office of the Comptroller of the Currency. See -- Supervision and Regulation. The legal lending limit to a single borrower by regulation is 15% of a bank’s total capital and reserves, plus an additional 10% of a bank’s capital and reserves if the amount exceeding the 15% general limit is secured by readily marketable securities. The Bank, however, has adopted an internal policy requiring all exposure above 15% of capital and reserves to be approved by the entire Board of Directors unless certain conditions are met including one or more of the following:

•	the amounts exceeding the limit are sold on a non-recourse basis;

•	the amounts exceeding the limit are secured by readily marketable securities, up to a limit of 25% of capital and reserves.

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

Collateral is not considered a substitute for the borrower’s ability to repay. Collateral serves as a way to control the borrower and provide additional sources of repayment in the event of default. The quality and liquidity of the collateral are of paramount importance and must be confirmed before the loan is made. The Bank has loan-to-value and margin guidelines that are varied depending on the type of collateral offered. Loans secured by liquid assets and securities carry margins of 75% to 100% depending on the liquidity and price volatility of the asset. Loan-to-value ratios on various types of real estate credits generally do not exceed 85% with most below 80%. Installment loans, in general, allow for a maximum loan to collateral value of 85%. In addition, there are limits on terms of repayment of loans for automobiles and related collateral which are dependent on the age of the asset. There are certain exceptions to the loan-to-value guidelines that are dependent on the overall creditworthiness of the borrower.

Loan Approval. First National Bank’s loan approval policies provide for various levels of officer lending authority. When the aggregate outstanding loans to a single borrower exceeds an individual officer’s lending authority, the loan request must be considered and approved by an officer with a higher lending limit or an officers’ loan committee (the “OLC”). Individual officer’s secured and unsecured lending limits range from $5,000 to $500,000, depending on seniority. The OLC, which consists of the Bank’s CEO, President and four Executive Vice Presidents, has a lending limit of $1,000,000 for secured and $200,000 for unsecured loans. Loans between $1,000,000 and the Bank’s legal lending limit must be approved by the Bank’s Executive Loan Committee (the “ELC”), which is made up of the Bank’s CEO, President, one Executive Vice President and nine outside directors.

Loan Review. During 2007, the Bank’s loan review process was strengthened significantly. Our Chief Credit Officer reviewed and improved critical policies and procedures in order to adequately support the current portfolio. Particular focus was placed on the construction portfolio. A comprehensive credit administration process is imperative particularly as portfolio size, complexity and risk exposure increases.

The Bank has a comprehensive loan review process involving independent internal loan review and, as necessary, independent consulting firms. The loan review process is designed to promote early identification of credit quality problems at both the relationship level and portfolio level. The scope of loan review activity for the commercial and business portfolio includes a minimum of 100% of all loan relationships greater than $1 million and 75% of all loan relationships between $800 thousand and $1 million. All loan officers are charged with the responsibility of grading their loans. Loan review may modify grades as part of the loan review process, with the Chief Credit Officer’s approval, to ensure proper risk identification. Loan reviews are presented to ELC for oversight and concurrence. The Bank’s risk identification process is reviewed by its regulators and its independent auditors giving further oversight and feedback.

The Bank’s loan reviewer has developed an annual loan review schedule to meet annual review penetration goals. This added experience has also improved the loan review work product, making reviews an important part of our individual loan and portfolio management process. The loan review schedule is reviewed regularly for adherence to performance and production goals. As necessary, outside loan review consultants may be retained to increase review coverage.

Market Area

The following statistical data relating to our market area is based on information contained in a report published by the University of West Georgia Department of Economics dated October 30, 2007 and other information published by the FDIC on its website.

The five county West Georgia area that we serve has been impacted by the slowdown of the residential real estate market, particularly in the second half of 2007. Institutions that are involved in various aspects of residential construction and development have been affected by the slowdown. The primary effect of this downturn has been in terms of an increase in First National Bank’s non-performing assets in the last six months of 2007. See, for example, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Provision and Allowance for Possible Loan and Lease Losses” and“- Non-Performing Assets and Past Due Loans.”

The Bank’s primary market area includes all of Carroll, Coweta, Douglas and Haralson Counties in Georgia. Approximately 70% of its deposit accounts are located in Carroll County, 26% are located in Haralson County and 4% are located in Douglas County. However, the Bank attracts loan business from neighboring Coweta and Paulding Counties as well. It opened its only deposit accepting facility in Coweta County in December of 2007. This location is First National Bank’s second branch in its Banco de Progresso division. Our secondary market area includes the Georgia counties of Heard, Cobb, Polk, Paulding, Meriwether, Fayette and the southern portion of Fulton, and the Alabama counties of Clebourne and Randolph.

Carroll County, located approximately 45 miles southwest of Atlanta and 90 miles east of Birmingham, Alabama, ranks 19th among Georgia’s 159 counties in terms of population and 23rd in terms of total personal income. Its major industries include manufacturing, wholesale and retail trade, food processing, accommodation and food services, construction and health services. Our main office is located in Carrollton, which is the county seat for Carroll County. The University of West Georgia, which serves more than 11,000 students, Southwire Inc. and Tanner Health System are also headquartered in Carrollton.

Carroll County continues to be the largest deposit base county in the Bank’s market area with Douglas County, to its east, and Paulding County, to its north, also emerging as deposit growth areas. The amount of total deposits in Carroll County was approximately $1.99 billion as of June 30, 2007, an increase of 9.9% from total deposits of approximately $1.81 billion as of June 30, 2006. As of June 30, 2007, First National Bank ranked number one in terms of market share for Carroll County, holding approximately 23% of the market’s deposits. The number two, three and four banks held, respectively, 15%, 14% and 10% of the market area’s deposits.

Haralson County ranks 60th among Georgia’s 159 counties in terms of population. The amount of total deposits in Haralson County was approximately $433 million as of June 30, 2007. We entered the Haralson County market through our acquisition of First Haralson, the holding company for First National Bank of Georgia which, as of June 30, 2007, held a 38% market share of Haralson County deposits. A primary factor for the First Haralson acquisition was its effect on the resulting market share in WGNB’s and First Haralson’s respective counties. In Carroll and Haralson Counties alone, our combination gave us a number one market share position, holding 28% of the deposits in the combined county market. The second ranked institution held a 17% deposit market share.

Douglas County (which has the largest population of our five county West Georgia market and ranks 16th among all 159 Georgia counties in terms of population) had the second largest deposit base in our market area with $1.51 billion in total deposits and a 7.9% deposit growth rate in 2007. The Bank held a 3.4% market share as of June 30, 2007, ranking ninth in terms of deposits for financial institutions located in Douglas County. With respect to Carroll and Douglas Counties, on a combined basis, the Bank ranked number one in terms of market share of total deposits in the combined counties, with a 14.7% market share. The second ranked institution held a 10.3% market share in the combined counties.

Population growth in Coweta County was strong in 2006 and 2007. The County’s population grew by 5% in 2006 with half of that population growth in the City of Newnan. Coweta County ranks 17th out of 159 Georgia counties, just behind Douglas County, in terms of population. The per capita income in Coweta County (at $28,319) is the highest in the west Georgia region. The unemployment rate, at 3.9%, is among the lowest in Georgia and should be positively impacted in the future by manufacturing employment. Coweta County is third in both population size and deposit base size in the five-county west Georgia area with a deposit base of $1.40 billion. The Company sees the population growth rate, high per capita income and low unemployment rate among the primary reasons for establishing both a commercial loan production office and a second Banco de Progreso branch.

We have established three branches in the Douglas County market over the past six years. One branch is located on Highway 5 just south of I-20, one branch is located on Chapel Hill Road near Arbor Place Mall just south of I-20 and the third is located in a rapidly developing area known as Mirror Lake located on Mirror Lake Boulevard just north of I-20. We serve the Douglas County market with these three locations. As of December 31, 2007, the Bank held total deposits of $48.9 million at these Douglas County locations and total loans of $180.9 million.

We opened a second Banco De Progreso branch in November 2007. This branch is located in Newnan, Coweta County. Banco De Progreso, “the Bank of Progress”, is a fairly new division of First National Bank designed to serve the Spanish-speaking population in our market. Our first Banco De Progreso office was opened in July 2006 in Carrollton and serves a customer base which includes an increasing number of customers traveling from Newnan. Since inception, Banco de Progreso has grown its loan portfolio to $25.8 million with normal delinquency and its deposits to $1.3 million.

Competition

The Bank operates in a competitive environment, competing for deposits and/or loans with commercial banks, thrifts and other financial entities. Principal competitors include other small community commercial banks (such as McIntosh Commercial Bank, First Georgia Banking Company, Community Bank of West Georgia, Peoples Community National Bank, Douglas County Bank, First Commerce Community Bank and a newly formed bank, River City Bank which is a branch of River City Bank headquartered in Rome, Georgia) and larger institutions with branches in the Bank’s market area such as CB&T of West Georgia, C&M Bank (divisions of Synovus Bank), BB&T, Regions Bank, United Community Bank, Bank of America, SunTrust Bank and Wachovia Bank. Numerous mergers and consolidations involving banks in the Bank’s market area have occurred, requiring the Bank to compete with banks with greater resources. During 2007, SunTrust Bank announced the purchase of Gainesville Bank and Trust which owns Hometown Bank of Villa Rica.

Despite its competition, First National Bank of Georgia enjoys the reputation of being the largest and oldest independent bank in Carroll County recently celebrating its 61st year of service. At the time we acquired First National Bank in Haralson County, that institution enjoyed a 97 year history. With respect to our competitors, on the other hand, McIntosh Commercial Bank commenced operations in the fourth quarter of 2002, Community Bank of West Georgia commenced operations in the second quarter of 2003, First Georgia Banking Company commenced operations in the third quarter of 2003, Peoples Community National Bank commenced operations in the third quarter of 2004 and River City Bank commenced operations in the fourth quarter of 2007. We believe these de novo banks are limited in their funding strategies because they typically have access to wholesale funding which is limited to a certain percentage of total deposits. Given the limited growth in total deposits in Carroll County, this has the effect of driving an increase in deposit rates as the new banks compete for funds in the market area.

The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, the financial strength of the institution, convenience of office locations and office hours. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. Many of the financial institutions operating in the Bank’s market area offer services such as trust and international banking, which the Bank does not offer, and have greater financial resources or have substantially higher lending limits than the Bank.

To compete with other financial services providers, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customers’ needs. We believe that the Bank has an opportunity to establish business ties with customers who have been displaced by the consolidations of other banks and desire to forge banking relationships with locally owned and managed institutions. In addition, as commercial customers’ needs outgrow a de novo bank’s ability to fund their business, the Bank can serve those customers because it has a higher loan-to-one borrower limit which has increased as a result of our merger with First Haralson.

The Bank offers many personalized services and attracts customers by being responsive and sensitive to the needs of the community. A recent example of this strategy is the Bank’s entry into its Spanish-speaking division. The Bank relies not only on the goodwill and referrals of satisfied customers as well as traditional media advertising to attract new customers, but also on individuals who develop new relationships to build its customer base. To enhance the Bank’s image in the community, the Bank supports and participates in many events. Employees, officers and directors represent the Bank on many boards and local civic and charitable organizations.

Employees

As of December 31, 2007, the Bank had 268 full time equivalent employees, none of whom is a party to a collective bargaining agreement. Certain executive officers of the Bank also serve as the officers of the Company (which does not have compensated employees). The Company believes that the Bank enjoys satisfactory relations with its employees.

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

We have no current plans to register as a financial holding company.

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

The Bank

As a national bank, the Bank is subject to the supervision and examination by the Office of the Comptroller of the Currency (the “OCC”). Deposits in the Bank are insured by the FDIC up to a maximum amount allowable by law per depositor, subject to aggregation rules. The OCC and the FDIC regulate or monitor all areas of the Bank’s commercial banking operations, including security devices and procedures, adequacy of capitalization and loan loss reserves, loans, investments, borrowings, deposits, mergers, consolidations, reorganizations, issuance of securities, payment of dividends, interest rates, establishment of branches, and other aspects of its operations. The OCC requires the Bank to maintain certain capital ratios and imposes limitations on the Bank’s aggregate investment in real estate, bank premises and furniture and fixtures. The Bank is currently required by the OCC to prepare quarterly reports on the Bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with minimum standards and procedures prescribed by the OCC.

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

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC or any other appropriate federal agency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could pose additional requirements and limitations on the bank. The Bank was examined for CRA compliance in December 2006 and received a CRA rating of “satisfactory.”

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

Deposit Insurance

The deposits of the Bank are currently insured to the maximum allowable by law per depositor, subject to aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Since 1993, insured depository institutions like the Bank have paid for deposit insurance under a risk-based premium system. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. Due to its severe consequences, the FDIC historically uses insurance termination as an enforcement action of last resort and the termination process itself involves substantial notice, a formal adjudicative hearing and federal appellate review. In instances where insurance deposit is terminated, the financial institution is required to notify its depositors and insured funds on the date of termination that they will continue to be insured for at least six months and up to two years, at the discretion of the FDIC. After the date of termination, no new deposits accepted by the financial institution will be federally insured.

Federal Deposit Insurance Reform

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (FDIRA). The FDIC was required to adopt rules implementing the various provisions of FDIRA by November 5, 2006. Among other things, FDIRA changes the Federal deposit insurance system by:

•	·raising the coverage level for retirement accounts to $250,000;

•	indexing deposit insurance coverage levels for inflation beginning in 2012;

•	prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;

•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the DIF); and

•	providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

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

As discussed below, additional capital requirements imposed by the OCC may limit the Bank’s ability to pay dividends to the Company. The Bank declared dividends in the amount of $4,961,106 to the Company during 2007. Under the OCC guidelines, as of December 31, 2007, the Bank could pay dividends in the amount of $1,031,000 plus net income in 2008 (subject to maintaining certain capital requirements) to the Company without obtaining prior regulatory approval.

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

(1)An institution must meet all three minimums.

(2)3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.

(3)An institution is classified as undercapitalized if it is below the specified capital level for any of the three capital measures.

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

As of the date of this Report, the Company and the Bank are both considered to be adequately or well capitalized according to their regulatory capital requirements. See Note 12 of the Notes to Consolidated Financial Statements for additional details.

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

First Haralson Merger

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

Under the terms of the merger agreement, First Haralson Corporation’s shareholders elected to receive cash, WGNB Corp. common stock, or a combination of the two. The shareholders made their elections and, in the aggregate, chose: cash consideration in the amount of $16,315,423; shares of WGNB Corp. stock in the amount of 1,055,149 valued at $27.25 per share; which, together with total acquisition costs of $1,746,463, resulted in a total consideration of $46,814,696 at the date of the closing. In addition, the terms of the merger agreement allowed First Haralson Corporation to pay a one-time, special dividend not to exceed $7,250,000 in the aggregate, or approximately $35.67 per share, for each First Haralson Corporation share to First Haralson Corporation shareholders prior to the closing of the transaction.

One of the primary business objectives for the transaction was to strengthen our presence along the Interstate 20 corridor. The combined entity has retained the number one market share ranking in both Carroll and Haralson counties. Additionally, the transaction has enhanced our core deposits and has diversified our loan portfolio. The combination also created a top 20 financial institution in Georgia in terms of total deposits.

Item 1A. Risk Factors

Like all other banking and financial services companies, our business and results of operations are subject to a number of risks, many of which are outside of our control. In addition to the other information in this Report, readers should carefully consider that the following important factors, among others, could materially impact our business and future results of operations. When we use terms such as “we,” “our”, and “us,” we are referring to WGNB Corp. which conducts business through its wholly-owned subsidiary, First National Bank of Georgia.

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

We may be adversely affected by interest rate changes - We realize income primarily from the difference between interest earned on loans and investments and interest paid on deposits and other borrowings. Interest rate fluctuations are caused by many factors which, for the most part, are not under our direct control. For example, national monetary policy plays a significant role in the determination of interest rates. Additionally, competitor pricing and the resulting negotiations that occur with our customers also impact the rates we collect on loans and the rates we pay on deposits. As interest rates change, we expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our earnings may be negatively affected. Although we actively manage our interest rate sensitivity, such management is not an exact science. Rapid increases or decreases in interest rates could adversely affect our net interest margin if changes in our cost of funds do not correspond to changes in income yields. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in non-performing assets and a reduction of interest accrued into income, which could have a material adverse affect on our results of operations.

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

Item 1B. Unresolved Staff Comments. Not applicable.

Item 2. Properties

The following table sets forth information regarding our current offices and banking facilities:

Facility	Location	Ownership
WGNB and First National Bank Corporate Offices	201 Maple Street Carrollton, Carroll County, Georgia	Owned

First National Bank Main Branch Office	201 Maple Street Carrollton, Carroll County, Georgia	Owned

First National Bank First Tuesday Mall Office	1004 Bankhead Highway Carrollton, Carroll County, Georgia	Owned

First National Bank Motor Office	314 Newnan Street Carrollton, Carroll County, Georgia	Leased

First National Bank Banco de Progresso Office	1111 Bankhead Highway Carrollton, Carroll County, Georgia	Leased

First National Bank Villa Rica Office	725 Bankhead Highway Villa Rica, Carroll County, Georgia	Owned

First National Bank Bowdon Office	205 East College Street Bowdon, Carroll County, Georgia	Owned

First National Bank Bremen Financial Center (former First Haralson headquarters)	900 Atlantic Avenue Bremen, Haralson County, Georgia	Owned

First National Bank Bremen Office	501 Pacific Avenue Bremen, Haralson County, Georgia	Owned

First National Bank Buchanan Office	3559 Business 27 Buchanan, Haralson County, Georgia	Owned

First National Bank Tallapoosa Office	3408 Georgia Hwy 100 Tallapoosa, Haralson County, Georgia	Owned

First National Bank Tallapoosa Office	39 Bowdon Street Tallapoosa, Haralson County, Georgia	Owned

First National Bank Temple Office	184 Carrollton Street Temple, Haralson County, Georgia	Owned

First National Bank Mirror Lake Office	Village at Mirror Lake Shopping Center Douglasville, Douglas County, Georgia	Owned

First National Bank Highway 5 Office	9557 Georgia Hwy 5 Douglasville, Douglas County, Georgia	Leased

First National Bank Chapel Hill Office	9360 The Landing Drive (adjacent to Arbor Place Mall) Douglasville, Douglas County, Georgia	Owned

First National Bank Coweta Office	3441 Hwy 34 Sharpsburg Shoppes Sharpsburg, Coweta County, Georgia	Leased

First National Bank Banco de Progresso Office	Eastgate Shopping Center 114 Bullsboro Drive Newnan, Coweta County, Georgia	Leased

All locations are typical of branch banking facilities located throughout the United States and all locations, except the Motor offices and the Coweta loan production office, are full service locations. Each branch location has an ATM that is either walk-up or drive-up. The Bank also operates nine additional ATMs on leased properties located throughout the Carrollton, Bremen and Villa Rica areas. The Motor offices provide primarily teller and ATM transactions and do not originate loans.

The Bank’s main office, operations center and related parking are located on approximately 2.5 acres. The main office is a two-story building with a total of approximately 19,100 square feet housing its lobby, retail offices, administrative and executive offices. The operations center is a two-story building with a total of approximately 12,200 square feet housing a computer room, administrative offices and storage facilities. The branch offices in Carroll County (with the exception of the Motor office which is approximately 700 square feet) are typical of other banking facilities and are approximately 3,000 to 5,000 square feet in size.

The Bremen Financial Center is a two-story building located on approximately 3 acres that contains approximately 20,000 square feet. The other Haralson County branches are typical of our other locations and are approximately 3,000 to 4,000 square feet in size (with the exception of the Tallapoosa motor branch which is approximately 700 square feet).

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

PART II

Item 5.  Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s Common Stock is traded on the NASDAQ Capital Market System under trading symbol “WGNB”. Approximately 1,200 shareholders of record held our Common Stock as of March 28, 2008. Set forth below are the high and low sales prices for each full quarterly period during 2006 and 2007 and the dividends declared and paid per share of Common Stock for those periods.

Price Range Per Share

	Low	High	Dividends Paid Per Share
2006:
First Quarter	$24.00	$25.81	$0.170
Second Quarter	24.73	26.00	0.177
Third Quarter	24.27	28.17	0.183
Fourth Quarter	25.51	31.47	0.190

2007:
First Quarter	$27.50	$33.00	$0.197
Second Quarter	28.32	31.60	0.203
Third Quarter	24.79	28.08	0.210
Fourth Quarter	19.79	24.24	0.210

Dividends

The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements. See “Business - Supervision and Regulation - Dividends.”

Recent Sales of Unregistered Securities

The Company did not issue any securities during the year ended December 31, 2007 that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its securities during the fourth quarter of 2007.

Item 6.  Selected Financial Data

The selected consolidated financial data of the Company for and as of the end of each of the periods indicated in the five-year period ended December 31, 2007 have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company, including the notes to those consolidated financial statements contained elsewhere in this Report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except share and per share data)
For the Year:
Total Interest Income	$55,828	$42,093	$32,546	$25,268	$23,542
Total Interest Expense	27,181	18,727	12,583	7,570	7,527
Net Interest Income	28,647	23,366	19,963	17,698	16,015
Provision for Loan Losses	10,206	1,465	1,550	925	350
Net Interest Income After Provision for Loan Losses	18,441	21,901	18,413	16,773	15,665
Total Other Income	8,068	6,404	6,008	5,637	5,554
Total Other Expense	23,341	16,519	14,464	13,664	12,752
Earnings Before Income Taxes	3,168	11,786	9,957	8,746	8,467
Income Taxes	134	3,458	2,889	2,682	2,680
Net earnings	3,034	8,327	7,067	6,064	5,787
Per Share Data:
Net earnings	0.55	1.67	1.42	1.22	1.17
Diluted net earnings	0.55	1.66	1.41	1.21	1.15
Cash dividends declared	0.82	0.72	0.61	0.52	0.45
Book value	13.23	10.50	9.61	9.01	8.49
Tangible book value	8.37	10.50	9.61	9.01	8.49
At Year End:
Total loans	659,964	474,319	423,720	356,909	296,498
Earning assets	739,334	550,466	503,275	425,062	367,694
Assets	883,665	575,329	523,643	441,929	393,216
Total deposits	706,377	462,813	429,049	338,398	303,316
Stockholders’ equity	80,151	52,496	47,952	44,962	42,089
Tangible stockholders' equity	50,717	52,496	47,952	44,962	42,089
Common shares outstanding	6,057,594	5,000,613	4,987,794	4,988,661	4,959,678
Average Balances:
Total loans	580,387	441,883	395,943	330,159	287,861
Earning assets	683,998	522,703	473,480	404,121	357,468
Assets	740,862	549,691	501,191	428,637	384,395
Deposits	594,564	440,560	393,851	325,991	296,723
Stockholders’ equity	69,412	50,358	46,857	43,742	40,708
Tangible Stockholders’ equity	54,695	50,358	46,857	43,742	40,708
Weighted average shares outstanding	5,534,851	4,998,103	4,986,930	4,958,604	4,962,131
Weighted average diluted shares outstanding	5,560,038	5,024,668	5,024,429	5,034,495	5,035,470
Key Performance Ratios:
Return on average assets	0.41%	1.51%	1.41%	1.41%	1.51%
Return on average equity	4.37%	16.54%	15.08%	13.86%	14.22%
Return on average tangible equity	5.55%	16.54%	15.08%	13.86%	14.22%
Net interest margin, taxable equivalent	4.33%	4.60%	4.37%	4.55%	4.65%
Dividend payout ratio	149.09%	43.11%	43.19%	42.62%	38.29%
Average equity to average assets	9.37%	9.16%	9.35%	10.20%	10.59%
Average loans to average deposits	97.62%	100.30%	100.53%	101.28%	97.01%
Overhead ratio	63.57%	55.49%	55.69%	58.56%	59.12%

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of the following discussion is to address information relating to our financial condition and results of operations that may not be readily apparent from a review of the consolidated financial statements and notes thereto, which begin on page F-1 of this Report. This discussion should be read in conjunction with information provided in WGNB’s consolidated financial statements and accompanying footnotes.  When we use words like “we,” “us,” “our” and the like, we are referring to WGNB together with its subsidiary, First National Bank.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements made in this Report and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as oral statements made by the Company or its officers, directors or employees, may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based on management’s beliefs, current expectations, estimates and projections about the financial services industry, the economy and about the Company and the Bank in general. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from historical results or from any results expressed or implied by such forward-looking statements. We caution readers that the following important factors, among others, could cause our actual results to differ materially from the forward-looking statements contained in this Report:

•
the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which we must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable;

•	the effect of changes in accounting policies, standards, guidelines or principles, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board;

•	the effect of changes in our organization, compensation and benefit plans;

•
the effect on our competitive position within our market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services;

•	the effect of changes in interest rates;

•	the effect of changes in the business cycle and downturns in local, regional or national economies;

•	the matters described under Part I, Item 1A. - Risk Factors.

We caution that the foregoing list of important factors is not exclusive of other factors which may impact our operations.

CRITICAL ACCOUNTING POLICIES

We have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of its financial statements. These significant accounting policies are described in the Notes to the consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers these accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying value of our assets and liabilities and results of operations. All accounting policies are important, and all policies described in Notes to the consolidated financial statements should be reviewed for a greater understanding of how our financial performance is recorded and reported.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of our consolidated financial statements. The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio. Calculation of the allowance for loan losses is a critical accounting estimate due to the significant judgment, assumptions and estimates related to the amount and timing of estimated losses, consideration of current and historical trends and the amount and timing of cash flows related to impaired loans. Please refer to the section of this Report entitled “Balance Sheet Review - Provision and Allowance for Possible Loan and Lease Losses” and Note 1 and Note 4 to our consolidated financial statements for a detailed description of our estimation processes and methodology related to the allowance for loan losses.

EARNINGS OVERVIEW

For the Years Ended December 31, 2007, 2006 and 2005

Our net earnings were $3.0 million in 2007, $8.3 million in 2006 and $7.1 million in 2005, representing a decrease of 63.6% between fiscal years 2006 and 2007 and an increase of 17.8% between fiscal years 2005 and 2006. Net earnings per share on a fully diluted basis were $0.55 for 2007, $1.66 for 2006 and $1.41 for 2005, representing a decrease of 66.9% between fiscal years 2006 and 2007 and an increase of 17.7% between fiscal years 2005 and 2006. Prior to the material subsequent event, based on the provision and other writedowns we knew about as of December 31, 2007, we recorded earnings of $7.3 million, or $1.32 earnings per diluted share, through December 31, 2007. The return on average assets for 2007 was 0.41%, the return on average shareholders’ total equity for 2007 was 4.37%, and the return on average tangible equity for 2007 was 5.55%. This compared with 1.51% return on average assets and 16.54% return on average equity for 2006, and 1.41% return on average assets and 15.08% return on average equity for 2005. Over the past ten years, our return on average assets has averaged 1.37% and our return on average equity has averaged 14.06%.

Historically, our earnings have been driven primarily by balance sheet growth, particularly in loans, and attaining greater overhead efficiency. There were two major developments in 2007 which impacted our earnings and growth.

First, we completed our merger with First Haralson effective July 2007 which increased both earnings and the number of shares outstanding for the last half of 2007. We anticipated that the merger would be neither materially accretive nor dilutive in the first twelve months following the merger. Our analysis took into account non-recurring, non-operating merger costs, estimated cost savings over a twelve month period and the expected average number of shares outstanding based on the elections of First Haralson shareholders. In connection with the merger, we incurred non-recurring, non-operating merger expenses in the amount of $535 thousand ($327 thousand net of applicable tax). The non-recurring, non-operating merger expenses net of applicable taxes reduced diluted earnings per share by $0.06. However, the overall effect of the merger over a twelve month period (the last six months of 2007 and the first six months of 2008) is not expected to have a material impact on diluted earnings per share.

Second, we began to experience asset quality issues in the third quarter of 2007. During that period, non-performing assets increased from $6.6 million as of June 30, 2007 to $58.3 million as of December 31, 2007, including the revision attributable to the material subsequent event, an increase of approximately $51.7 million, or 783%. The majority of this non-performing asset increase was attributable to sixteen residential real estate construction and development loan relationships. In the last half of 2007, we experienced net charged-off loans of $4.9 million which resulted in our recording a loan loss provision in the amount of $9.4 million in the second half of 2007 including the addition attributable to the material subsequent event. Additionally, we charged-off accrued interest on impaired loans in the amount of $473 thousand and incurred $804 thousand of additional charge-down of foreclosed property as an adjustment for updated appraisals on foreclosed property. In total, the increased provision for loan losses, the charge-off of accrued interest and the charge-down of foreclosed property had an impact of reducing earnings by $6.6 million net of applicable taxes, or $1.19 per diluted share. This does not take into account expenses incurred for collection of loans and maintenance of properties taken in foreclosure discussed elsewhere or the diversion of management’s focus toward collection of loans rather than production of loans.

But for the items specifically identified above, our diluted earnings per share would have been approximately $1.80, an 8.4% increase over our 2006 diluted earnings per share amount of $1.66. The acquired loans of First Haralson had no impact on the level of non-performing assets except to increase the total loan portfolio, thereby reducing the percentage of non-performing assets to total loans. Much has been said about the slowdown in the metro-Atlanta residential real estate market over the past six months. There is no question that the sub-prime mortgage production and subsequent default rate has had an impact on our construction and development loan customers. While we did not actually produce sub-prime mortgages, the excess inventory of residential homes and lots that has been produced by foreclosure on sub-prime loans and over-building to meet the demand of sub-prime lending has had a negative impact on home values and increased the time it takes to sell existing inventory. These economics have a significant impact on the borrower’s ability to carry the construction or development project and thereby reduce the quality of our construction and development loan portfolio.

Despite experiencing non-performing assets, our earnings were positively impacted by earning asset growth. During 2007, we experienced total loan growth of $186 million, or 39.1%. This loan growth includes total loans acquired in the merger in the amount of $138.2 million which constituted 74.4% of the loan growth we experienced in 2007. We grew total loans by $47.4 million, or 10.0%, organically in 2007. This compared to loan growth of $50.6 million, or 11.9%, in 2006 and $66.8 million, or 18.7%, in 2005. Our average loan growth rate over the past ten years has been 16.3%. Consequently, our 2007 loan growth was less than average compared to our 10 year average. Our ability to grow loans in both quality and quantity is important to our ability to grow earnings. Our core business is lending and management maintains underwriting and pricing policies and procedures designed to grow revenues while not significantly increasing our credit or interest rate risk exposure. Much of the loan growth that we experienced in 2007 took place in the first half of 2007.

Another key component of earnings is our net interest margin. We were able to maintain our interest margin by actively managing our interest rate risk exposure. Our net interest margin was compressed in 2007 when compared to 2006 and 2005. Compression of the net interest margin can take place if our balance sheet is not protected from the impact of changes in market interest rates. This was not the case with our balance sheet in 2007. While not completely immune to compression of the interest margin due to interest rate risk, we were neutral to changes in short term market interest rates in 2007. However, we did experience interest margin compression in 2007. The decrease was due to the increase in our non-performing assets and the impact of charging-off accrued but unpaid interest on impaired loans. The net interest margin for 2007 was 4.33%, compared to 4.60% in 2006 and 4.37% in 2005.

In comparing 2007 to 2006, there were two significant financial occurrences in the fourth quarter of 2006 that positively impacted net earnings for 2006. First, we realized a gain on foreclosed property in the amount of $232 thousand in the fourth quarter of 2006. This gain was considered non-recurring in nature. Second, in the fourth quarter of 2006 we earned federal tax credits of approximately $144 thousand to be recognized on a low to moderate income housing project in which we are a partner. The tax credits did recur in 2007 and will be of benefit to us over the next nine years.

Finally, management continually seeks to increase revenues while controlling costs. In 2007, our overhead ratio (non-interest expense/net interest income plus non-interest income) was 63.6% compared to 55.5% in 2006 and 55.7% in 2005. The increase in the overhead ratio is primarily due to the merger costs and the impact of increased carrying cost of non-performing assets. Once non-performing assets are reduced and the merger costs have been absorbed, the overhead ratio is expected to decrease.

Net Interest Income

Our operational results primarily depend on the earnings of the Bank which depend, to a large degree, on its ability to generate net interest income. Net interest income represented 78.0%, 78.5% and 76.9% of net interest income plus other income in 2007, 2006 and 2005, respectively. The following discussion and analysis of net interest margin assumes and is stated on a tax equivalent basis. That is, non-taxable interest is restated at its taxable equivalent rate.

The banking industry uses two key ratios to measure the relative profitability of net interest income. The net interest rate spread measures the difference between the average yield on interest earning assets (loans, investment securities and federal funds sold) and the average rate paid on interest bearing liabilities (deposits and other borrowings). The interest rate spread eliminates the impact of non-interest bearing deposits and gives a direct perspective on the effect of market interest rate movements. The other commonly used measure is net interest margin which is defined as net interest income as a percent of average total interest earning assets and takes into account the positive impact of investing non-interest-bearing deposits.

Our net interest income increased by $5.3 million, or 22.6%, in 2007 from 2006, and by $3.4 million, or 17.0%, in 2006 from 2005. Net interest income for 2007 was $28.8 million compared to $23.4 million for 2006 and $20.0 million for 2005. The net interest margin on interest earning assets was 4.33% in 2007, 4.60% in 2006 and 4.37% in 2005 on a tax equivalent basis.

Beginning in early 2001 through the end of 2003, short term interest rates dropped 550 basis points. Through the first half of 2007, however, short term interest rates rebounded 575 basis points. Beginning in the last half of 2007, short term interest rates have declined and are likely to continue to decline as economic policymakers attempt to avoid a recession in 2008 and provide relief for sub-prime homeowners. These broad fluctuations can have a significant impact on us without robust interest rate risk management. We seek to manage our interest rate risk such that fluctuations in market rates do not have a significant negative impact on earnings. Throughout the period of increasing and decreasing rates our margin compressed and expanded although not with the extreme volatility that short term market interest rates have fluctuated.

Comparing 2007 to 2006, our net interest margin decreased by 27 basis points from 4.60% in 2006 to 4.33% in 2007. However, our interest margin is very similar to what it was in 2005 which was 4.37%. We believe management’s interest rate risk strategies mitigated the effects of rapidly changing short-term interest rates. As rates decrease again in 2008, we anticipate that, while the margin may compress slightly due to rate changes, it should then recover over a six month period as interest-bearing liabilities reprice.

The primary component of our interest margin compression in 2007 was due to the increase in non-performing loans and the write-off of accrued interest on impaired loans. The longer we carry non-performing assets on the balance sheet, the more compressed the interest margin becomes. We use interest-bearing liabilities to fund non-interest bearing assets thereby reducing the net interest margin. Margin reduction is further exasperated when we charge-off previously accrued interest. As stated previously, non-performing assets increased from $6.6 million as of June 30, 2007 to $58.3 million as of December 31, 2007. The balance of those non-performing assets remains in the calculation of net interest margin even though they are not on earning status. Further, we charged-off interest in the last half of 2007 on impaired loans in the amount of $473 thousand which is also subtracted from interest income. Consequently, not only did we have a non-earning asset, we also charged-off interest which had a negative impact on the interest margin in 2007.

Our average yield on earning assets in 2007 was 8.30%, an increase of 12 basis points compared to 2006, while our average cost of funds was 4.57% in 2007, an increase of 30 basis points from 2006. The yield on total loans in 2007 was 8.65%, but the yield would have been approximately 8.82% had we not had the $473 thousand of charged -off interest and reduced the average balance of total loans by the average non-accrual loans for the year of $5.8 million. Consequently, the impact to the loan yield isolating the effect of non-performing assets in 2007 was 17 basis points. The impact of non-performing assets on the net interest spread was 13 basis points in 2007. The impact of non-performing assets on the net interest margin could be greater in 2008 unless the average balance of non-performing assets is reduced and management is able to minimize the amount of future charged-off interest.

Our balance sheet has traditionally been slightly asset sensitive, but as 2005, 2006 and 2007 progressed, management sought to become more evenly matched in preparation for the possibility of declining rates. That is, management sought to shift to a scenario where assets re-price in a similar fashion or slower than liabilities. Therefore, in a falling rate environment, our interest margin will tend to increase. In combining with First Haralson, management studied the impact of combining the interest rate risk position of WGNB with that of First Haralson. We have found that the combination produced an institution that was more neutral to interest rate changes. That is, WGNB being slightly asset-sensitive to neutral, and First Haralson being slightly liability sensitive, produced a combination that is almost neutral to interest rate fluctuations over a one year period.

One final factor in the change in our volume of both interest income and interest expense was the acquisition of the assets and liabilities of First Haralson as of July 1, 2007. First Haralson’s net interest margin was less than ours. Therefore, management estimated that the combination would dilute our net interest margin. However, the volume of net interest income mitigated any dilutive factor in the combination of the companies. On the effective date of the combination, we added $9.2 million in federal funds sold, $42.3 million in investment securities, $138.0 million of total loans to earning assets, $159.5 million of interest-bearing deposits, $7.5 million of borrowed funds and $21.3 million of non-interest-bearing deposits.

The following table shows, for the past three years, the relationship between interest income and interest expense and the average daily balances of interest-earning assets and interest-bearing liabilities on a tax equivalent basis assuming a rate of 34%:

Table 1
Average Consolidated Balance Sheets and Net Interest Analysis
(in thousands)

	For the Years Ended December 31,
	2007			2006			2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Interest earnings assets:
Federal funds sold	$11,691	614	5.25%	$12,133	641	5.28%	$11,331	394	3.48%
Investments:
Taxable	49,907	3,295	6.60%	40,528	2,491	6.15%	35,687	2,109	5.91%
Tax exempt	42,013	2,699	6.42%	28,159	1,825	6.48%	30,520	1,997	6.54%
Total Investments	103,611	6,608	6.38%	80,820	4,957	6.13%	66,207	4,106	6.20%
Loans (including loan fees):
Taxable	579,126	50,057	8.64%	440,939	37,695	8.55%	394,209	28,631	7.26%
Tax Exempt	1,261	123	9.74%	944	94	9.96%	1,734	143	8.25%
Total Loans	580,387	50,180	8.65%	441,883	37,789	8.55%	395,943	28,774	7.27%
Total interest earning assets	683,998	56,788	8.30%	522,703	42,746	8.18%	473,481	33,274	7.03%
Other non-interest earnings assets	56,864			26,988			27,710
Total assets	$740,862			$549,691			$501,191

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Deposits:
Demand	$172,706	6,259	3.62%	$137,747	4,995	3.63%	$136,248	3,183	2.34%
Savings	20,631	242	1.17%	16,908	185	1.09%	18,011	100.56%
Time	337,058	17,373	5.15%	232,143	10,776	4.64%	189,368	6,974	3.68%
FHLB advances
& other borrowings	63,966	3,307	5.16%	51,985	2,771	5.33%	52,407	2,326	4.44%
Total interest-bearing liabilities	594,361	27,181	4.57%	438,783	18,727	4.27%	396,034	12,583	3.18%

Non-interest bearing deposits	64,170			53,762			50,224
Other liabilities	12,919			6,787			8,076
Shareholders’ equity	69,412			50,359			46,857
Total liabilities and
Shareholders’ equity	$740,862			$549,691			$501,191
Excess of interest-earning assets over interest-bearing liabilities	$89,637			$83,920			$77,447
Ratio of interest-earning assets to interest-bearing liabilities	115.08%			119.13%			119.56%

Net interest income tax equivalent		29,607			24,019			20,691
Net interest spread			3.73%			3.91%			3.85%
Net interest margin on interest earning assets			4.33%			4.60%			4.37%

Tax Equivalent Adjustments:
Investments		(919)			(621)			(679)
Loans		(42)			(32)			(49)
Net interest income		$28,647			$23,366			$19,963

Non-accrual loans and the interest income that was recorded or charged-off on these loans are included in the yield calculation for loans in all periods reported.

The following table shows the relative impact on net interest income of changes in the annual average daily outstanding balances (volume) of interest-earning assets and interest-bearing liabilities and the rates earned (rate) by us on such assets and liabilities. Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amounts of the change in each category.

Table 2
Changes in Interest Income and Expense on a Tax Equivalent Basis
(in thousands)

	Increase (decrease) due to changes in:
	2007 over 2006				2006 over 2005
	Volume	Rate	Total	Volume	Rate	Total
Interest income on:
Federal funds sold	$(23)	(4)	(27)	$42	205	247
Taxable investments	619	186	805	297	84	381
Non-taxable investments	890	(16)	874	(153)	(19)	(172)
Taxable loans	11,983	379	12,362	3,995	5,070	9,065
Non-taxable loans	31	(2)	29	(78)	29	(49)
Total Interest Income	13,500	543	14,043	4,103	5,369	9,472

Interest expense on:
Deposits:
Demand	1,267	(2)	1,265	54	1,757	1,811
Savings	44	13	57	(12)	98	86
Time	5,408	1,189	6,597	1,985	1,817	3,802
FHLB advances & other borrowings	704	(168)	536	(22)	467	445
Total Interest Expense	7,423	1,032	8,455	2,005	4,139	6,144
Increase (decrease) in net interest income	$6,077	(489)	5,588	$2,098	1,230	3,328

Other Income

Other income in 2007 was $8.41 million, an increase of $1.7 million, or 26.0%, when compared to 2006. The increase in other income from 2005 to 2006 was $396 thousand, or 6.6%. Most of the increase in other non-interest income during 2007 was attributable to the combination of WGNB and First Haralson for the last half of 2007. First Haralson contributed to the volume of service charges on deposit accounts, ATM network fees and miscellaneous income. Another major contributor to the increase in other non-interest income is due to the fact that we realized a full year of brokerage fees in 2007 from our recently implemented brokerage and wealth management operation which accounted for an increase of $507 thousand, or 391%, in brokerage fees from 2006 to 2007. The increase in other income from 2005 to 2006 is attributable to certain gains that we realized in both 2006 and 2005. In the fourth quarter of 2006, we recognized a gain on the sale of foreclosed property in the amount of $232 thousand. In 2005, we recognized a gain on investment securities available for sale in the amount of $228 thousand. Management rarely elects to sell investment securities. However, this particular sale strategy allowed us to reposition our portfolio for rising rates, recognize the gain associated with the sale of the investment securities and accomplish both by selling $3.8 million of bonds, or approximately 5% of the portfolio.

Service charges on deposit accounts, which had experienced a decline from 2005 to 2006 as a result of the implementation of our free checking program, accounted for the greatest increase in non-interest income from 2006 to 2007. The increase in service charges on deposit accounts from 2006 to 2007 was $1.3 million, or 32.1%. Prior to the combination, First Haralson averaged approximately $180 thousand per month in service charges on deposit accounts. Thus, approximately $1.1 million of the increase in service charges on deposit accounts from 2006 to 2007 was attributable to revenue derived from First Haralson’s customer base for the last six months of 2007. The remaining $200 thousand increase in service charges on deposit accounts is attributable to our combined entity’s ability to increase the combined customer base with much of the enhanced revenue being attributable to increased overdraft fee income in 2007 compared to 2006.

Our brokerage and wealth management business was a significant contributor to fee income for us in 2007. The wealth management division is now cumulatively profitable and is poised to contribute more significantly to our earnings in the future. As stated above, most of the increase in brokerage fees was attributable to twelve months of operation in 2007 compared to four months in 2006 and no significant income from brokerage fees in 2005. First Haralson averaged approximately $8 thousand per month in brokerage fees prior to the merger.

ATM network fees increased by $270 thousand, or 34.7%, in 2007 compared to 2006, and by $275 thousand, or 54.8%, in 2006 compared to 2005. This increase continues to be attributable to increased foreign (non-WGNB customers) usage of our expanding ATM network as well as the increased volume of ATM and debit card revenue attributable to the addition of First Haralson’s ATM operations to the operations of WGNB.

The loss on the sale and write-down of foreclosed property in the amount of $729 thousand is attributable to a cumulative recognition of net gains on disposal of foreclosed property in the amount of $75 thousand and a fourth quarter write-down of foreclosed property of $804 thousand. Management is active in the continuous valuation of the property we own. The write-down in foreclosed property occurred after we received updated appraisals on certain foreclosed properties we held which indicated the need for further write-down. The net loss on the sale and write-down of foreclosed property in the fourth quarter of 2007 compares to a 2006 fourth quarter gain on the sale of foreclosed property in the amount of $232 thousand included in a total gain of $243 thousand for 2006.

Miscellaneous income between 2006 and 2007 increased $559 thousand, or 69.9%. During 2007, we recognized $237 thousand in gain in the market value of a fair value swap described in Note 10 to the consolidated financial statements “Commitments and Contingencies - Derivative Instruments and Hedging Activities” compared to no gain during 2006. In addition, we received a distribution of $118 thousand from a business development partnership in which we are a member in the first quarter of 2007 which was non-recurring in nature. Also included in miscellaneous income in 2007 was $79 thousand of income on insurance contracts that were owned by First Haralson in connection with its supplemental employee retirement plan. See Note 14 to the consolidated financial statements -“Supplemental Employee Retirement Plan”. Late fees on loans are included in miscellaneous income. Late fees on loans in 2007 exceeded late fees on loans in 2006 by $72 thousand. The remainder of the increase in miscellaneous income is attributable to the addition of First Haralson’s miscellaneous revenue and other line items which contributed to our growth in the volume of fees from 2006 to 2007. Miscellaneous income was flat between 2005 and 2006.

Other Expense

Other expenses increased by $6.8 million, or 41.3%, in 2007 over 2006 and by $2.1 million, or 14.2%, in 2006 over 2005. As was the case in net interest income and other income, the primary reason for increased expenses is six months of operations which include the First Haralson business. Increased salaries and employee benefits comprised more than half of the increase in other expenses in 2007, 2006 and 2005. Salaries and employee benefits increased $4.0 million, or 40.1%, from 2006 to 2007 and $1.2 million, or 14.0%, from 2005 to 2006. Other operating expenses increased by $1.9 million, or 46.3%, and occupancy expenses increased $898 thousand, or 37.4%, comparing 2007 to 2006. This, too, is attributable to six months of operations which included First Haralson and non-recurring merger costs.

The level of other non-interest expense that we absorbed in the combination with First Haralson is very much in line with what management expected based upon our due diligence and the estimation of merger costs and attainable cost savings in the first six months following the merger. We offered certain employees a voluntary retirement package which was accepted by some of the offerees, including certain WGNB employees. That cost was expensed in the period in which it was incurred. While the increase in expenses on a percentage basis was material in relation to our year to year growth, the increases were expected.

In terms of asset size, First Haralson had approximately $211 million in assets as of the closing of the merger. Our asset size prior to the merger was $623 million. Consequently, First Haralson was one third our size and employed 85 people immediately preceding the closing of the merger. Management expected that revenue and expenses would increase by at 30% to 40% in every category. First Haralson operated seven branches in Haralson and Carroll counties, one of which closed after the merger (the Carrollton location). While the conversion of the two operating systems went very smoothly, it was very time consuming and required all available human resources from both companies.

In addition to the First Haralson acquisition, we added a commercial loan production office and a second Banco De Progreso location in Coweta County during 2007. We also had an entire year of operations from our Chapel Hill location in Douglas County and our initial Banco De Progreso location in Carroll County, both of which were put in service in 2006. Management expected a significant increase in expense related to our expansion efforts and the 2007 increase in salaries and benefits, occupancy and other operating expense reflected that fact. We believe that the investment in expansion will ultimately provide an enhanced return to our shareholders.

The increase of salaries and benefits from 2006 to 2007 is further described as follows: Salaries (including overtime) and related payroll taxes increased $3.0 million, or 42.6%; profit sharing, 401k, bonuses, deferred compensation expense and stock option expense increased $562 thousand, or 26.5%; and employee benefits which primarily include employee health and life insurance expense increased $467 thousand, or 53.6%. Our stock-based compensation expense methodology is described more fully in Note 1 to the consolidated financial statements “Stock Compensation Plans”, and our deferred compensation expense is more fully described in Note 14 to the consolidated financial statements “Supplemental Employee Retirement Plan”.

We had 186 full time equivalent employees as of June 30, 2007. On July 2, 2007 we added 81 full time equivalent employees (for an increase of 43.5%) as a result of the First Haralson acquisition. The additional employee count in the last half of 2007 accounted for nearly all of the increase in salaries and benefits for the year. Our annual salary increases only accounted for approximately 4% of the increase for 2007. The addition of two full time equivalent employees for the loan production office in the second quarter of 2007 and five employees for our second Banco De Progreso office in the second quarter had less impact on 2007 salaries than did the merger and annual salary increases.

Prior to the acquisition, we negotiated with certain First Haralson executive officers to buyout their employment contracts. Those expenditures were included in transaction costs of the merger and, thus, were not expensed in 2007. However, we offered a voluntary retirement package throughout the combined organization post merger. Certain employees exercised this offer which resulted in our expensing approximately $271 thousand in salary and payroll tax expense related to voluntary retirement. In connection with the merger and subsequent conversion of operating systems, we also incurred $62 thousand in overtime expense that was directly related to the conversion. Management considers both the voluntary retirement offer and the overtime to be non-recurring in nature. The increase in profit sharing, 401k, bonuses, deferred compensation and employee health and life insurance expense is similarly attributable to the merger and location expansions completed in 2006 and 2007.

Occupancy expense increased by $898 thousand, or 37.4%, in 2007 when compared to 2006, which is attributable to the merger and branch expansion previously discussed. Occupancy expense increased by $268 thousand, or 12.6%, in 2006 when compared to 2005. This too, is primarily related to the branch expansion which included the addition of the Chapel Hill branch in Douglasville and the Banco de Progreso branch in Carrollton in 2006. In addition, we seek to maintain our operating technology at a high level which includes capital purchases of personal computers, operating equipment and software. Many of those capital items have shorter depreciable lives and, therefore, impact depreciation expense more dramatically than longer-lived assets. Occupancy expense of the branches including the additional branches of First Haralson and administrative and operations offices comprise six major components: depreciation, utilities, property tax, operating leases, repairs and maintenance expense. Depreciation expense in 2007 increased by $315 thousand, or 27.7%, compared to 2006, and increased by $86 thousand, or 8.2%, compared to 2005. Likewise, utilities expense increased $239 thousand, or 49.9%, comparing 2007 to 2006, and increased $87 thousand, or 22.2%, comparing 2006 to 2005. All other occupancy expense including property taxes, repairs, operating leases and maintenance, increased by $344 thousand, or 43.4%, comparing 2007 to 2006, and increased by $95 thousand, or 13.2%, comparing 2006 to 2005.

Other operating expenses increased by $1.9 million, or 46.3%, from 2006 to 2007, and increased by $565 thousand, or 15.6%, from 2005 to 2006. Other operating expense includes expenses on loans, professional, accounting and regulatory fees, ATM network fees, advertising, charitable contributions and a number of other expenses. Our largest other expense category in 2007 was expense relating to loans which is unusual for us. Total expense on loans, which includes miscellaneous loss on loan collection costs, expense on foreclosed property, legal expense related to loans and appraisal fees, increased by $333 thousand, or 150.6%, comparing 2007 to 2006. While some of the increase in expense on loans is related to the merger, most of the increase is due to the decrease in credit quality discussed in detail elsewhere in this Report that took place in the last half of 2007. Expense related to foreclosed property increased by $158 thousand which is reflective of the increase amount of foreclosed real estate in 2007. This expense includes real estate taxes, maintenance and repairs on foreclosed property. Collection, miscellaneous loss on loans, legal and appraisal fees related to collection efforts on troubled loans increased by $175 thousand from 2006 to 2007. The increase in this type of expense is of concern to management and represents another factor in limiting the holding period of real estate taken in foreclosure.

Other operating expense includes expenses for supplies such as printing, checks, paper and envelopes related to the generation of customer statements and bank operations. It also includes office supplies, letterhead, regulatory documentation and promotional items that were redesigned to accommodate our new name and logo. In 2006, we expensed $365 thousand for supplies expense compared to $558 thousand in 2007, an increase of $193 thousand, or 52.8%. The merger related expenditures for supplies was $96 thousand in 2007. This expense was for reprinting and redesign of statements and promotional literature and is not expected to be repeated in the future. The number of customer accounts increased by approximately 30% to 35% in the merger which will cause supply expenses to increase in the future as a result of increased volume. Another expenditure directly related to the volume of customer accounts we carry is technology and data processing expense including software and maintenance expense. Technology, data ATM and debit card processing expense increased by $276 thousand, or 38.7%, comparing 2006 to 2007. Included in this increase is $20 thousand related to the conversion of operating systems in connection with the merger which should not recur. Postage and freight which is also customer account volume related, increased by $103 thousand, or 38.0%, from 2006 to 2007.

Accounting and other professional fees increased by $128 thousand, or 27.7%, from 2006 to 2007, and by $18 thousand, or 2.9%, from 2005 to 2006. The increase in accounting and other professional fees had less to do with the merger and more to do with internal audit costs incurred in order to be in compliance with Sarbanes-Oxley Section 404 which has proven to be very costly over the past three to four years. First Haralson adopted WGNB’s control matrix. Consequently, we believe that these costs can be spread over a broader asset base. Advertising expense increased in 2007 by $91 thousand, or 36.2%, but $48 thousand of the increase was related to promoting the newly combined institution and educating the market with regard to the name change. Transportation, travel, education and seminar related expenses increased by $132 thousand, or 65.6%, and miscellaneous expense increased by $182 thousand, or 72.5%, from 2006 to 2007. Items included in miscellaneous expense are customer and employee appreciation gifts and functions, amortization of investment in tax credits, portfolio management fees, seasonal decorations for facilities, employee health programs and community appreciation programs. Much of the increase resulted from amortization of tax credits in the amount of $129 thousand and $32 thousand in non-recurring expense for new employee apparel reflecting the name change in the merger. Miscellaneous expense increased by $51 thousand, or 25.6%, from 2005 to 2006 due to increased annual meeting costs, employee functions and employment fees.

Income taxes, expressed as a percentage of earnings before income taxes (the effective tax rate), was 4.2% in 2007, 29.3% in 2006 and 29.0% in 2005.  The purchase of tax credits and other tax advantaged instruments such as municipal securities by us in late 2006 and 2007 will have an impact on our effective tax rate on earnings. The large provision for loan loss reduced income to the extent of tax advantaged instruments was greater in 2007 than in previous years.

BALANCE SHEET OVERVIEW

For the Years Ended December 31, 2007 and 2006

General

During 2007, average total assets increased $191.2 million, or 34.8%, average deposits increased $154.0 million, or 35.0%, and average loans increased $138.5 million, or 31.3%, from average balances recorded in 2006. During 2006, average total assets increased $48.5 million, or 9.7%, average deposits increased $46.7 million, or 11.9%, and average loans increased $45.9 million, or 11.6%, from amounts recorded in 2005. The 10 year average growth rate for our assets, loans and deposits is 16.8%, 16.4% and 15.8%, respectively. The asset growth over the past two years is attributable to robust commercial and residential growth in our market area. We have experienced significant loan growth in our recent history which has provided us with the ability to expand into new markets.

Total assets at December 31, 2007 were $883.7 million, representing a $308.3 million, or 53.6%, increase from December 31, 2006. The merger had a significant impact on asset, loan and deposit growth in 2007. Effective July 1, 2007, First Haralson transferred approximately $212 million in total assets, $136 million in net loans and $181 million in total deposits. The above growth rates for 2007 include the merger-acquired assets, but we grew organically as well. Excluding the impact of the merger, we grew total assets by $96.3 million, or 16.7%, total loans by $47.4 million, or 10.0%, and total deposits by $62.6 million, or 13.5%. Included in total asset growth is an increase in intangible assets in the amount of $29.7 million. Excluding the impact of the merger and intangible assets, we grew total assets by $66.5 million, or 11.6%.

The most notable development in the balance sheet in 2007 was the significant increase in the level of non-performing assets which include impaired loans on non-accrual status, loans ninety days past due and foreclosed property. As of December 31, 2006, non-performing assets were $4.3 million, or 0.9% of total loans. On June 30, 2007, non-performing assets were $6.6 million, or 1.28% of total loans, and as of December 31, 2007, non-performing assets were $58.3 million, or 8.8% of total loans. Thus, in a six month period, non-performing assets grew by $51.7 million, or 783% including the material subsequent event which occurred in March, 2008. This growth in non-performing assets was indicative of the rapid slowdown in the residential real estate market for the entire metro-Atlanta market area. The loans most affected by the slowdown include residential construction and development. Management views this condition as its greatest priority to focus on and sees the reduction of non-performing assets as imperative to our return to high performance. While management intends to do all it can to reduce the level of non-performing assets, we are dependent to a great extent on the improvement of the residential real estate market.

Investments

Our available-for-sale investment portfolio of $122.7 million as of December 31, 2007 consisted primarily of debt securities, which provide us with a source of liquidity, a stable source of income, and a vehicle to implement asset and liability management strategies. The amount in the available-for-sale securities portfolio increased significantly when compared to December 31, 2006. The investment portfolio grew by $58.4 million, or 91.0%, from 2006 to 2007. We acquired $42.3 million of securities in the First Haralson merger. Additionally, we increased the available-for-sale investment portfolio by $16.1 million, or 25.0%. This is significant growth compared to historical growth of the portfolio. In 2007, the spread between wholesale borrowing and debt securities was at a five year high. Management took advantage of this spread by purchasing debt securities (particularly municipal and mortgage-backed securities) under an agreement to repurchase which locked in over $500 thousand worth of net interest income per year over the next two years. See Note 8 to the consolidated financial statements “Securities Sold Under Repurchase Agreement”.

We believe our investment portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet. The portfolio also provides a vehicle for the investment of available funds and supplying securities to pledge as required collateral for certain public deposits. Securities reported as available-for-sale are stated at fair value. These securities may be sold, retained until maturity, or pledged as collateral for liquidity and borrowing in response to changing interest rates, changes in prepayment risk and other factors as part of our overall asset liability management strategy.

Investment securities held-to-maturity are stated at amortized cost and totaled $7.9 million at December 31, 2007, an increase of $64.5 thousand, or 0.8%, when compared to the year ended 2006. This portfolio consists of banking industry issued trust preferred securities from various issuers across the United States and, particularly, the Southeast. We have the intent and ability to hold these securities until maturity.

The following table shows the carrying value of our securities, by security type, as of December 31, 2007, 2006 and 2005:

Table 3
Securities
(in thousands)

Available for Sale	2007	2006	2005
U.S. Government sponsored enterprises	$2,030	$9,937	$8,942
State, county and municipal	70,466	33,459	33,264
Mortgage-backed securities	45,573	15,818	18,124
Corporate bonds	4,624	5,037	4,028
Total available for sale	$122,693	$64,251	$64,360

Held to Maturity
Trust Preferred Securities	$7,902	$7,837	$6,737

The following table presents the expected maturity of the amortized cost of securities by maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis, assuming a 34% marginal tax rate) at December 31, 2007. The composition and maturity/re-pricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

Table 4
Expected Maturity of Securities
(in thousands)

Maturities at December 31, 2007	U.S. Government sponsored enterprises	Wtd. Avg. Yld.	State, County & Municipals	Wtd. Avg. Yld.	Mortgage Backed Securities	Wtd. Avg. Yld.	Corporate Bonds	Wtd. Avg. Yld.	Trust Preferred	Wtd. Avg. Yld.
Within 1 year	$1,000	4.02%	$2,699	6.97%	$1,441	6.32%	$530	7.00%	$-	-
After 1 through 5 years	990	6.15%	7,195	6.12%	18,372	5.16%	4,112	5.53%	-	-
After 5 through 10 years	-	-%	12,574	6.57%	8,213	5.95%	-	-%	-	-
After 10 years	-	-%	47,471	6.49%	17,169	5.83%	-	-%	7,902	9.34%
Total	$1,990	5.08%	$69,939	6.48%	$45,195	5.60%	$4,642	5.70%	$7,902	9.34%
Fair Value	$2,030		$70,466		$45,573		$4,624		$7,902

Mortgage-backed securities are included in the maturities categories in which they are anticipated to be repaid based on average maturities. The actual cash flow of mortgage-backed securities differs with this assumption. Yields on tax-exempt securities are calculated on a tax equivalent basis.

Loans

Loan concentrations are defined as aggregate credits extended to a number of borrowers engaged in similar activities or resident in the same geographic region, which would cause them to be similarly affected by economic or other conditions. We, on a routine basis, evaluate these concentrations for purposes of policing our concentrations and making necessary adjustments in our lending practices to reflect current economic conditions, loan-to-deposit ratios, and industry trends.

The primary types of loans in our portfolio are residential mortgages and home equity, construction, commercial real estate, commercial and consumer installment loans. Generally, we underwrite loans based upon the borrower’s debt service capacity or cash flow, a consideration of past performance on loans from other creditors as well as an evaluation of the collateral securing the loan. With some exceptions, our general policy is to employ relatively conservative underwriting policies, primarily in the analysis of borrowers’ debt service coverage capabilities for commercial and commercial real estate loans, while emphasizing lower gross debt ratios for consumer loans and lower loan-to-value ratios for all types of real estate loans. Given the localized nature of our lending activities, the primary risk factor affecting the portfolio as a whole is the health of the local economy in the west Georgia area and its effects on the value of local real estate and the incomes of local professionals and business firms.

Loans to directors, executive officers and principal shareholders of WGNB and to directors and officers of First National Bank are subject to limitations of the Federal Reserve, the principal effect of which is to require that extensions of credit by us to executive officers, directors, and ten percent shareholders satisfy certain standards. We routinely make loans in the ordinary course of business to certain directors and executive officers of WGNB and First National Bank, their associates, and members of their immediate families. In accordance with Federal Reserve guidelines, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with others and do not involve more than normal risk of collectibility or present other unfavorable features. As of December 31, 2007, loans outstanding to directors and executive officers of WGNB and First National Bank, their associates and members of their immediate families totaled $12.3 million, which represented approximately 1.9% of total loans as of that date. As of December 31, 2007, none of these loans outstanding to related parties were non-accrual, past due or restructured.

The following table presents loans by type on the dates indicated:

Table 5
Loan Portfolio
(in thousands)

	December 31,
	2007	2006	2005	2004	2003

Commercial, financial & agricultural	$61,540	$52,334	$51,555	$50,528	$31,219
Real estate - construction	242,216	175,024	153,511	114,657	68,207
Real estate - mortgage	315,335	219,563	196,383	173,110	180,992
Consumer loans	40,873	27,398	22,271	18,614	16,080
	659,964	474,319	423,720	356,909	296,498
Less: Unearned interest and fees	(1,803)	(818)	(841)	(581)	(454)
Allowance for loan losses	(12,422)	(5,748)	(5,327)	(4,080)	(3,479)
Loans, net	$645,739	$467,753	$417,552	$352,248	$292,565

The following table sets forth the maturity distribution (based upon contractual dates) and interest rate sensitivity of commercial, financial and agricultural loans, real estate construction (which includes non-performing loans), mortgage loans and consumer loans as of December 31, 2007:

Table 6
Loan Portfolio Maturity
(in thousands)

	One Year Or Less	Wtd. Avg. Yld.	Over One to Five Years	Wtd. Avg. Yld.	Over Five Years	Wtd. Avg. Yld.	Total	Wtd. Avg. Yld.
Commercial, financial & agricultural	$44,163	7.93%	$12,052	8.14%	$5,325	7.89%	$61,540	7.97%
Real estate - construction	204,695	6.93%	35,938	7.86%	1,583	8.01%	242,216	7.07%
Real estate - mortgage	74,763	7.79%	192,079	7.87%	48,493	7.39%	315,335	7.78%
Consumer	20,004	9.31%	20,622	9.08%	247	8.78%	40,873	9.19%

Total	$343,625	7.38%	$260,691	7.98%	$55,648	7.46%	$659,964	7.62%

Variable/Fixed Rate Mix

	Variable Interest Rates	Wtd Avg Yld	Fixed Interest Rates	Wtd Avg Yld
Commercial, financial and agricultural	$17,849	7.47%	$43,691	8.17%
Real estate - construction	114,765	7.03%	127,451	7.11%
Real estate - mortgage	116,408	7.50%	198,927	7.94%
Consumer	1,626	8.00%	39,247	9.24%
Total	$250,648	7.29%	$409,316	7.83%

Provision and Allowance for Possible Loan and Lease Losses

Our provision for loan losses in 2007 was $10.2 million, compared to $1.5 million in 2006 and $1.6 million in 2005. The increase in the provision for loan losses reflects a higher level of non-performing assets and criticized and classified loans recognized in the last half of 2007. The allowance for loan losses represented 1.88%, 1.21% and 1.26% of total loans outstanding at December 31, 2007, 2006 and 2005, respectively. Management has taken an aggressive approach to identification and recognition of potential problem loans. In addition, management is attempting to recognize impairment of a loan and to continue to analyze and evaluate current market values for collateral on impaired loans.

We have an independent loan review function. All loans are placed in loan grade categories which are consistent with those used by our regulators. All loans are constantly monitored by the loan officer and the loan review function for credit quality, consistency and accuracy. Through this grading process, we seek to assure the timely recognition of credit risks. In general, as credit risk increases, the level of the allowance for loan loss will also increase.

While uncertainty is prevailing in assessing loan quality, a formal allowance for loan loss adequacy test is performed at each month end. Specific amounts of loss are estimated on problem loans and historical loss percentages are applied to the balance of the portfolio using certain portfolio stratifications. Additionally, the evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions, regulatory examination results, and the existence of loan concentrations.

Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and review of specific problem loans. In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates loans in nine different categories. Grades six through nine, which represent criticized or classified loans, are assigned allocations of loss based on management’s estimate of potential loss that is generally based on historical losses and/or collateral deficiencies. Loans graded one through five are stratified by type and allocated loss ranges based on historical loss experience for the strata. The combination of these results is compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. Loans deemed to be impaired and certain types of classified loans are evaluated individually to measure the probable loss, if any, in the credit. Management uses an internal loan reviewer (at times, supplemented by third party service providers) who is independent of the lending function to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loan losses.

Management believes that the allowance for loan losses is adequate. Management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and a change in the borrowers’ ability to repay. In addition, regulators, as an integral part of their examination process, periodically review our allowance for loan losses. Such regulators may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination. Management realizes the importance of maintaining an adequate allowance for loan losses. Through a professional loan review function and effective loan officer identification program, management believes it is able to recognize weaknesses in the loan portfolio in a timely manner. Early identification of deteriorating credit attributes allows management to take a proactive role in documenting an established plan to enhance our position and minimize the potential for loss.

Through the problem loan identification program outlined above, management is able to identify those loans that exhibit weakness and classify them on a classified and criticized loan list. Management has elected to meet with lenders and credit staff more often and in greater detail than it may have in a more stable credit quality period. Special attention is given to construction and land development loans in order to accurately evaluate the exposure to loan loss of this portfolio. Migration analysis assigns historical loss amounts to pools of loans according to classifications of risk ratings to calculate a general allowance to the overall portfolio. In cases where significant weaknesses exist in a specific loan, a specific reserve is assigned to such loan. We also evaluate the risks associated with concentrations in credit. If it is necessary to assign an allowance related to concentrations of credit, we add a specific reserve related to such risks.

The following table presents a summary of changes in the allowance for loan losses for the years indicated:

Table 7
Allowance for Loan Losses
(in thousands)

	December 31,
	2007	2006	2005	2004	2003

Balance at beginning of year	$5,748	$5,327	$4,080	$3,479	$3,772
Charge-offs:
Commercial, financial and agricultural	146	47	24	59	55
Real estate - construction	3,930	-	-	-	2
Real estate - mortgage	772	910	235	215	581
Consumer loans	395	155	129	123	152
Total charge-offs	5,243	1,112	388	397	790
Recoveries:
Commercial, financial and agricultural	7	11	16	16	31
Real estate - construction	25	-	-	-	-
Real estate - mortgage	74	-	18	13	67
Consumer loans	78	57	51	44	49
Total recoveries	184	68	85	73	147
Net (charge-offs) recoveries	(5,059)	(1,044)	(303)	(324)	(643)
Allowance attributable to First Haralson loans	1,527	-	-	-	-
Provision for loan losses	10,206	1,465	1,550	925	350

Balance at end of year	$12,422	$5,748	$5,327	$4,080	$3,479

Ratio of net charge-offs during the
period to average loans outstanding	.87%	.24%	.08%	.10%	.22%
Ratio of allowance to total loans	1.88%	1.21%	1.26%	1.14%	1.17%

Non-Performing Assets and Past Due Loans

Non-performing assets at December 31, 2007 were $58.3 million, or 8.83%, of total loans compared to $4.3 million, or .91%, of total loans at December 31, 2006 and $3.6 million, or 0.85%, of total loans at December 31, 2005. The levels of non-performing loans are at a historic high for us. The primary cause of the increase in non-performing asset level is the decline in the residential real estate market in the metro-Atlanta area. Over the past 5 years, our market area has become more connected with the growth of metro-Atlanta. Residential real estate growth became a leading industry in our market area and, over those 5 years, residential construction and development loans averaged 33% of our loan portfolio.

In recognition of the potential impact of a downturn, management began to raise the credit standards for those borrowers. Management was, however, surprised by both the suddenness and the severity with which the downturn came. Many in the market did not realize the impact that sub-prime mortgage lending had on the absorption rate of home sales in the market area. When sub-prime lenders began to experience credit quality problems related to increased rates in the adjustable sub-prime market, that type of lending “dried-up”. Further, as homes that were built to meet the sub-prime and conforming mortgage demand came to market, not only had the sub-prime demand decreased sharply, but homes which were subject to sub-prime lending began emerging back on the market in foreclosure. This resulted in a (by some estimates) 28 to 36 month supply of homes for sale in the market and a five to six year supply of developed lots.

The excess of supply has had a negative impact on our residential construction and development borrowers. They are experiencing much longer than expected sales time and, therefore, the holding period and expense of the homes or residential lots was much higher than expected. As time passes, the borrowers have been paying the interest and ownership carry on the properties, but have diminished their financial capacity to continue to hold the property. Thus, we have been experiencing an increased number of past due loans which can lead to impairment of the loan and possible foreclosure for some borrowers. In addition, some borrowers may file for protection under bankruptcy laws which can further lengthen the collection period of the loan. Approximately 80% of the total amount of non-performing assets as of December 31, 2007 is made up of sixteen loan relationships with balances of $2 million to $7 million per relationship.

Management has performed impairment analyses on each troubled loan relationship and continues to focus on the credit quality of its residential construction and development loan portfolio. The impairment analysis entails evaluating the net realizable value of the properties which were held as collateral for the loans. The properties are re-appraised and those new appraisals are evaluated by management. Generally, there is greater uncertainty in real estate values in times of a market downturn. As expected, the updated values came in at less than the original appraisal and, therefore, led management to suspend the accrual of interest and in certain instances charge-down the balance of the impaired loans. As part of its evaluation of the collectability of the impaired asset, management must continue to make value judgments on the properties or loans through updated appraisals and its knowledge of the market. There can be no assurance that residential real estate values will not continue to decline or that more loans will become impaired, thereby causing more potential suspension of accrued interest or further charge-down of loans. Management further charged-down properties that it had taken in foreclosure by $804 thousand in the last quarter of 2007 because, based upon updated appraisals, the estimated net realizable value for those properties had decreased.

Management’s most critical priority is disposing and maximizing the net realizable value of the non-performing assets. Management will be considering multiple avenues to reduce non-performing assets. The holding period of non-performing assets must be minimized as these assets bear a cost to carry for us in both interest carry and maintenance and real estate taxes. We believe that the ultimate outcome of this cycle of economic downturn is the largest uncertainty management faces over the next twelve months. We believe we are in a market that has high historical and projected population and income growth potential. While the current downturn will have a short term negative impact on asset quality and, therefore, earnings, we believe our long term growth and earnings outlook nonetheless remains positive.

The following table summarizes loans 90 days or greater past due, non-accrual loans and real estate taken in settlement of foreclosure for the years indicated.

Table 8
Non-Performing Assets
(in thousands)

	December 31,
	2007	2006	2005	2004	2003
Foreclosed property	$10,694	$1,318	$567	$686	$977
Non-accrual loans	46,352	1,212	2,382	536	499
Loans 90 days past due still accruing	1,204	1,781	673	567	745
Total	$58,250	$4,311	$3,622	$1,789	$2,221

Non-performing assets as % of total loans	8.83%	.91%	.85%	.50%	.75%

While there may be additional loans in our portfolio that may become classified as conditions dictate, management is not aware of any potential problem loans that are not disclosed in the table above. As a result of management's ongoing review of the loan portfolio, loans are classified as non-accrual generally when they are past due in principal or interest payments for more than 90 days or it is otherwise not reasonable to expect collection of principal and interest under the original terms. Exceptions are allowed for 90 day past due loans when such loans are well secured and in process of collection. Generally, payments received on non-accrual loans are applied directly to principal.

Our loan review function monitors selected accruing loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. The loan review function also identifies loans with high degrees of credit or other risks. The focus of loan review and management is to maintain a low level of non-performing assets and return current non-performing assets to earning status. Management is unaware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations other than the general economic downturn discussed throughout this Report.

Deposits

Time deposits of $100 thousand and greater totaled $229.4 million at December 31, 2007, compared with $145.4 million at year-end 2006. The growth in time deposits of $100 thousand and greater was $84.0 million, or 57.8%, from December 31, 2006 to December 31, 2007. The growth in this category of deposits attributable to the merger was $8.2 million. The increase in brokered time deposits of $100 thousand and greater was $28.4 million and the increase resulting from time deposits within our market area was $47.4 million.

The following table sets forth the scheduled maturities of time deposits of $100 thousand and greater at December 31, 2007.

Table 9
Maturity of Time Deposits of $100,000 and Greater
(in thousands)

Within 3 months	$33,486
After 3 through 6 months	45,303
After 6 through 12 months	30,995
After 12 months	119,606
Total	$229,390

Liquidity

We must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors' accounts and to supply potential borrowers with funds. To meet these obligations, we keep cash on hand, maintain account balances with correspondent banks, and purchase and sell federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match these variables to meet liquidity needs. It is our policy to monitor liquidity to meet regulatory requirements and local funding requirements. Management believes that our current level of liquidity is adequate to meet our needs.

We maintain relationships with correspondent banks including the Federal Home Loan Bank (FHLB) that can provide funds to us on short notice, if needed. We have arrangements with correspondent and commercial banks for short term unsecured advances up to $24.8 million. As of December 31, 2007, we had not drawn on the available facilities. In addition, subject to collateral availability, we have a line of credit with the FHLB from which we had drawn $54.5 million as of December 31, 2007. For additional details on the line of credit with the FHLB see Note 7 of the consolidated financial statements.

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash and cash equivalents amounted to $25.8 million at December 31, 2007, which represented an increase of $12.6 million from December 31, 2006. Net cash provided by operating activities was $9.4 million. Net cash provided by operating activities was attributable primarily to net earnings of $3.0 million with add-backs attributable to non-cash items such as depreciation, amortization, accretion and provision for loan losses totaling $11.6 million. Net cash used by investing activities of $78.4 million consisted primarily of a net increase in loans of $60.3 million and net increase in securities available for sale and held-to-maturity securities of $15.2 million. Net cash provided by financing activities totaled $81.6 million which was primarily attributable to a net increase in deposits of $62.7 million, an increase in borrowings such as Federal Home Loan Bank advances, junior subordinated debt and securities sold under repurchase agreement in the net amount of $25.8 million.

Capital Resources

Total shareholders’ equity as of December 31, 2007 was $80.2 million, an increase of $27.7 million over 2006. The change in equity was due to $3.0 million in net earnings, less $4.8 million in dividends and an increase in unrealized holding gain on securities available for sale and cash flow derivatives of $523 thousand, net of tax. The exercise of stock options increased equity by $61 thousand, but the retirement of shares under the repurchase plan and the swapping of stock to exercise options decreased equity by $31 thousand. The largest increase in equity was attributable to the issuance of 1,055,149 shares of stock at $27.15 per share at the date of the merger for a total amount of $28.7 million.

The OCC has established certain minimum risk-based capital standards that apply to national banks, and we are subject to certain capital requirements imposed by the Federal Reserve. At December 31, 2007, First National Bank exceeded all of its applicable regulatory capital requirements and WGNB satisfied all applicable regulatory requirements imposed on it by the Federal Reserve. The following tables present our consolidated regulatory capital position at December 31, 2007:

Table 10
Capital Ratio
Actual as of December 31, 2007

Tier 1 Capital (to risk weighted assets)	8.97%
Tier 1 Capital minimum requirement	4.00%
Excess	4.97%
Total Capital (to risk weighted assets)	10.22%
Total Capital minimum requirement	8.00%
Excess	2.22%

Leverage Ratio

Actual as of December 31, 2007
Tier 1 Capital to average assets
(“Leverage Ratio”)	6.99%
Minimum leverage requirement	4.00%

Excess	2.99%

For a more complete discussion of the actual and required ratios of us and our subsidiary, see Note 12 to the consolidated financial statements. Average equity to average assets was 9.47% in 2007 and 9.16% in 2006. However, the average tangible equity (net of goodwill and the core deposit intangible) to average assets was 7.4%. The ratio of dividends declared to net earnings was 149.0% during 2007, compared with 43.3% in 2006.

Contractual Obligations

In the ordinary course of operations, we enter into certain contractual obligations. The following table summarizes our significant fixed and determinable contractual obligations, by payment date, at December 31, 2007 (dollars in thousands). With regard to the Federal Home Loan Bank advances, the obligations contain call dates at the option of the issuer. Therefore, the advances may be called prior to their maturity date. See Note 7 to the financial statements “Lines of Credit”.

Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Deposits without stated maturity	$306,875	$306,875	$-	$-	$-
Certificates of deposit	399,503	233,261	108,845	57,397	-
Federal Home Loan Bank advances	54,500	7,500	17,000	10,000	20,000
Securities sold under repurchase agreements	20,000	-	-	20,000	-
Junior subordinated debentures	10,825	-	-	-	10,825
Total	$791,703	$547,478	$125,848	$87,552	$30,825

Off Balance Sheet Risk

Through the operations of First National Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At December 31, 2007, we had issued commitments to extend credit of $99.9 million through various types of commercial lending arrangements and additional commitments through standby letters of credit of $9.9 million. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, we have the ability to liquidate federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions until more permanent funding can be obtained.

Asset/Liability Management

It is our objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of deposits and borrowing strategies, which minimize our exposure to interest rate risk. The objective of the policy is to control interest sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings.

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

Due to inherent limitations in traditional gap analysis, we also employ more sophisticated modeling techniques to monitor potential changes in net interest income, net income and the market value of portfolio equity under various interest rate scenarios. Market risk is the risk of loss from adverse changes in market prices and rates, arising primarily from interest rate risk in our loan and investment portfolios, which can significantly impact our profitability. Net interest income can be adversely impacted where assets and liabilities do not react the same to changes in interest rates. At year-end 2007, the estimated impact of an immediate increase in interest rates of 100 basis points would have resulted in a decrease in net interest income over a 12-month period of 0.86%, with a comparable decrease in interest rates resulting in a increase in net interest income of 1.27%. Management finds the above methodologies meaningful for evaluating market risk sensitivity; however, other factors can affect net interest income, such as levels of non-earning assets and changes in portfolio composition and volume.

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2007 that are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities, although the cash flows received often differ from scheduled maturities. Our savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the “One Year or Less” category, although historical experience has proven these deposits to be less interest rate sensitive over the course of a year and are more subject to management’s control.

Table 11
Interest Rate Gap Sensitivity
(in thousands)

	At December 31, 2007 Maturing or Repricing in
	One Year or Less	Over 1 Year Thru 2 Years	Over 2 Years Thru 5 Years	Over 5 Years	Total
Interest-earning assets:
Interest-bearing deposits with
Other banks	$1,464	$-	$-	$-	$1,464
Federal funds sold	18,377	-	-	-	18,377
Securities (at cost)	31,170	13,822	29,946	54,729	129,667
Loans	440,522	90,706	90,921	37,785	659,964
Total interest-earning assets	491,563	104,528	120,867	92,514	809,472

Interest-bearing liabilities:
Deposits:
Demand	220,137	-	-	-	220,137
Savings	19,123	-	-	-	19,123
Time deposits	233,261	68,034	98,208	-	399,503
FHLB advances	7,500	-	27,000	20,000	54,500
Securities sold under repurchase agreements	-	20,000	-	-	20,000
Junior subordinated debentures	-	-	-	10,825	10,825
Total interest-bearing liabilities	480,021	88,034	125,208	30,825	724,088
Excess (deficiency) of interest-earning assets over interest-bearing liabilities	11,542	16,494	(4,341)	61,689	85,384
Cumulative interest sensitivity
difference	$11,542	$28,036	$23,695	$85,384
Cumulative difference to total
assets	1.42%	3.46%	2.93%	10.55%

At December 31, 2007, the difference between our assets and liabilities repricing or maturing within one year was $11.5 million. The above chart indicates an excess of assets repricing or maturing within one year; thus, a rise in interest rates would theoretically cause our net interest income to increase. However, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees or at different points in time to changes in market interest rates. Such is the case in analyzing NOW demand, money market and savings accounts, which are disclosed in the one year or less category. Those liabilities do not necessarily reprice as quickly or to the same degree as rates in general. Additionally, certain assets, such as adjustable-rate mortgages, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset. Changes in interest rates, prepayment rates, early withdrawal levels and the ability of borrowers to service their debt, among other factors, may change significantly from the assumptions made in the table.

Impact of Inflation, Changing Prices and Monetary Policies

The primary effect of inflation on our operations is reflected in increased operating costs. Unlike industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Interest rates are highly sensitive to many factors which are beyond our control, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United States government and federal agencies, particularly the Federal Reserve. The Federal Reserve implements a national monetary policy such as seeking to curb inflation and combat recession by its open market operations in United States government securities, control of the discount rate applicable to borrowing by banks, and establishment of reserve requirements against bank deposits. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits, and affect the interest rates charged on loans and paid on deposits. The nature, timing and impact of any future changes in federal monetary and fiscal policies on us and our operations are not predictable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For information regarding the market risk of our financial instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Asset/Liability Management.” Our principal market risk exposure is to interest rates.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements of the Company, including notes thereto, and the report of our independent auditors are included in this Report beginning at page F-1.

Presented below is a summary of the unaudited consolidated quarterly financial data for the years ended December 31, 2007 and 2006.

Quarterly Financial Information
(Unaudited - in thousands, except per share data)

	2007 Quarters				2006 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth

Interest income	$11,892	12,324	16,388	15,224	9,464	10,227	10,913	11,489
Net interest income	6,272	6,598	8,546	7,231	5,432	5,783	6,024	6,127
Provision for loan losses	375	375	750	8,706	300	415	375	375
Earnings (loss) before income taxes	2,934	3,304	3,445	(6,515)	2,663	2,828	2,949	3,346
Net earnings (loss)	1,980	2,254	2,330	(3,530)	1,815	1,991	2,096	2,425
Earnings (loss) per share - basic	0.40	0.45	0.38	(0.68)	0.37	0.40	0.42	0.48
Earnings (loss) per share - diluted	$0.39	0.45	0.38	(0.68)	0.36	0.40	0.42	0.48
Weighted average common shares outstanding - basic	5,001,286	5,003,790	6,058,939	6,057,594	4,990,613	4,998,105	5,000,219	5,003,475
Weighted average common shares outstanding -diluted	5,041,575	5,045,067	6,077,268	6,057,594	5,013,821	5,025,743	5,020,427	5,038,681

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T). Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Report.

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported on a timely basis.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2007, that the Company’s disclosure control and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by the Company, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2007. Based upon that evaluation, management has determined that there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information appearing under the headings “Nomination and Election of Directors,” “Compliance With Section 16(a) of the Securities Exchange Act of 1934” and “Corporate Governance” in the Proxy Statement (the “2008 Proxy Statement”) relating to the 2008 Annual Meeting of Shareholders of the Company, which is currently expected to be held on June 10, 2008, is incorporated herein by reference.

Item 11.  Executive Compensation

The information appearing under the headings “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” in the 2008 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information appearing under the headings “Security Ownership of Certain Beneficial Owners and Management” in the 2008 Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information as of December 31, 2007, about WGNB Corp. Common Stock that may be issued upon the exercise of options, warrants and rights under the Company’s 2003 Incentive Stock Plan, which is the Company’s only outstanding equity compensation plan. The Company’s previous 1994 Incentive Stock Plan has since expired in accordance with its terms. The Company does not have any equity compensation plans that were not approved by its shareholders. The 2003 Incentive Stock Plan was approved by the Company’s Board of Directors and its shareholders in 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	176,457	$22.41	874,776	*
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	176,457	$22.41	874,776	*

* The only securities remaining available for future issuance are those under the 2003 Incentive Stock Plan. There are no additional securities available for future issuance under the 1994 Incentive Stock Plan which has expired.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information appearing under the caption “Nomination and Election of Directors - Transactions with Related Persons” and “Corporate Governance” in the 2008 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information appearing under the caption “Independent Public Accountants” in the 2008 Proxy Statement is incorporated herein by reference.

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

10.1*
Employment Agreement dated as of July 11, 2006 between H.B. Lipham, III, WGNB Corp. and West Georgia National Bank (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 11, 2006)

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

10.6*
Employment Agreement dated August 8, 2005 among WGNB Corp., West Georgia National Bank and Steven J. Haack (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 8, 2005)

10.7*
Employment Agreement dated July 11, 2005 between West Georgia National Bank and W. Galen Hobbs, Jr. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 11, 2005)

10.8*
Second Amendment to Bonus and Stock Option Agreement dated June 17, 2002 between the Company and H.B. Lipham, III (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the “6/30/02 Form 10-Q))

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

10.15*
Employment Agreement dated December 31, 2002 between the Company and William R. Whitaker (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for year ended December 31, 2004 (the “2004 Form 10-K”))

10.16*	Bonus and Stock Option Agreement dated December 27, 2004 between the Company and William R. Whitaker (Incorporated by reference to Exhibit 10.32 to the 2004 Form 10-K)

10.17*
Separations Agreement and Release dated February 14, 2006 between the Company, the Bank and L. Leighton Alston (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.18*	Employment Agreement, dated July 1, 2007 among WGNB Corp. West Georgia National Bank and Randall F. Eaves (Incorporated by reference to Exhibit 10.1 to the July 2007 Form 8-K)

10.19*	Employment Agreement, dated July 1, 2007 among WGNB Corp. West Georgia National Bank and Mary Covington (Incorporated by reference to Exhibit 10.2 to the July 2007 Form 8-K)

10.20*
Employment Agreement dated January 2, 2007 between Robert M. Gordy, Jr. and West Georgia National Bank (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Rerport on Form 10-Q for the quarter ended March 31, 2007)

21	Subsidiary of WGNB Corp.

23	Consent of Porter Keadle Moore, LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WGNB CORP.

By:	/s/ H.B. Lipham, III
H.B Lipham, III, Chief Executive Officer

Date: March 28, 2008

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ H.B. Lipham, III	Date: March 28, 2008
H.B. Lipham, III, Chief Executive Officer and Director
[Principal Executive Officer]

/s/ Steven J. Haack	Date: March 28, 2008
Steven J. Haack, Secretary and Treasurer
[Principal Financial and Accounting Officer]

/s/ W. T. Green	Date: March 28, 2008
W. T. Green, Chairman of the Board

/s/Wanda W. Calhoun	Date: March 28, 2008
Wanda W. Calhoun, Director

/s/ Grady W. Cole	Date: March 28, 2008
Grady W. Cole, Director

/s/ Mary C. Covington	Date: March 28, 2008
Mary C. Covington, Executive Vice President and Director

/s/ Randall F. Eaves	Date: March 28, 2008
Randall F. Eaves, President and Director

Date:
Loy M. Howard, Director

Date:
R. David Perry, Director

/s/ L. Richard Plunkett	Date: March 28, 2008
L. Richard Plunkett, Director

Date:
Donald C. Rhodes, Director

/s/ Thomas T. Richards	Date: March 28, 2008
Thomas T. Richards, Director

/s/ J. Thomas Vance	Date: March 28, 2008
J. Thomas Vance, Director

WGNB CORP.

Consolidated Financial Statements

December 31, 2007 and 2006

(with Report of Independent Registered Public Accounting Firm)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
WGNB Corp. and Subsidiary
Carrollton, Georgia

We have audited the accompanying consolidated balance sheets of WGNB Corp. and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WGNB Corp. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Atlanta, Georgia
March 28, 2008

Certified Public Accountants

Suite 1800 • 235 Peachtree Street NE • Atlanta, Georgia 30303 • Phone 404-588-4200 • Fax 404-588-4222 •
www.pkm.com

WGNB CORP.

Consolidated Balance Sheets

December 31, 2007 and 2006

	2007	2006
Assets
Cash and due from banks, including reserve requirements
of $405,000 and $346,000, respectively	$6,004,621	12,579,309
Interest-bearing funds in other banks	1,463,719	654,139
Federal funds sold	18,377,000	-

Cash and cash equivalents	25,845,340	13,233,448

Securities available-for-sale	122,693,244	64,251,234
Securities held-to-maturity, estimated fair values
of $7,901,839 and $7,837,389	7,901,839	7,837,389
Loans, net	645,738,663	467,752,885
Premises and equipment, net	18,356,970	8,989,589
Accrued interest receivable	5,927,168	3,772,818
Cash surrender value of life insurance	3,639,550	-
Goodwill and other intangibles, net	29,433,841	-
Foreclosed property	10,313,331	1,318,009
Other assets	13,814,577	8,173,219

	$883,664,523	575,328,591

Liabilities and Stockholders’ Equity
Deposits:
Demand	$67,614,983	52,681,900
Interest-bearing demand	220,137,199	149,765,104
Savings	19,122,668	10,966,576
Time	170,112,285	103,999,579
Time, over $100,000	229,390,354	145,400,277

Total deposits	706,377,489	462,813,436

Federal Home Loan Bank advances	54,500,000	52,000,000
Securities sold under repurchase agreements	20,000,000	-
Junior subordinated debentures	10,825,000	-
Federal funds purchased	-	2,475,000
Accrued interest payable	3,990,807	2,881,943
Other liabilities	7,820,335	2,661,718
Total liabilities	803,513,631	522,832,097
Commitments and contingencies
Stockholders’ equity:
Common stock, $1.25 par value, 10,000,000 shares authorized;
6,057,594 and 5,000,613 shares issued and outstanding	7,571,993	6,250,766
Additional paid-in capital	30,199,481	2,662,306
Retained earnings	41,786,537	43,513,370
Accumulated other comprehensive income	592,881	70,052

Total stockholders’ equity	80,150,892	52,496,494

	$883,664,523	575,328,591

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Earnings

For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Interest income:
Interest and fees on loans	$50,138,669	37,757,482	28,725,171
Interest on federal funds sold and funds in other banks	614,087	640,956	393,955
Interest on investment securities:
U.S. Government agencies	1,693,538	1,032,728	1,009,760
State, county and municipal	1,998,925	1,455,708	1,597,744
Other	1,383,038	1,205,881	819,549

Total interest income	55,828,257	42,092,755	32,546,179

Interest expense:
Interest on deposits:
Demand	6,259,620	4,994,332	3,183,385
Savings	242,037	185,168	99,612
Time	17,372,796	10,776,290	6,973,958
Interest on FHLB and other borrowings	3,307,029	2,771,190	2,326,566

Total interest expense	27,181,482	18,726,980	12,583,521

Net interest income	28,646,775	23,365,775	19,962,658

Provision for loan losses	10,206,263	1,465,000	1,550,000

Net interest income after provision for loan losses	18,440,512	21,900,775	18,412,658

Other income:
Service charges on deposit accounts	5,364,019	4,061,892	4,080,734
Mortgage origination fees	392,199	393,375	402,468
Brokerage fees	637,036	129,730	-
ATM network fees	1,047,054	777,299	502,092
Gain on sale of securities available-for-sale	-	-	227,863
Gain (loss) on sale and write-down of foreclosed property	(729,261)	243,153	(4,125)
Miscellaneous	1,357,438	798,855	798,858

Total other income	8,068,485	6,404,304	6,007,890

Other expenses:
Salaries and employee benefits	13,906,002	9,924,742	8,702,150
Occupancy	3,300,139	2,402,303	2,134,379
Other operating	6,134,845	4,192,074	3,627,107

Total other expenses	23,340,986	16,519,119	14,463,636

Earnings before income taxes	3,168,011	11,785,960	9,956,912

Income taxes	133,738	3,458,524	2,889,425

Net earnings	$3,034,273	8,327,436	7,067,487

Basic earnings per share	$0.55	1.67	1.42
Diluted earnings per share	$0.55	1.66	1.41
Dividends per share	$0.82	0.72	0.61

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Net earnings	$3,034,273	8,327,436	7,067,487
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment
securities available-for-sale:
Unrealized gains (losses) arising during the period	821,801	(84,938)	(1,283,774)
Associated (taxes) benefit	(279,412)	28,879	436,483
Reclassification adjustment for gain realized	-	-	(227,863)
Associated taxes	-	-	77,473
Change in fair value of derivatives for cash flow hedges:
Decrease in fair value of derivatives for cash flow hedges arising during the period	(29,636)	-	-
Associated tax benefit	10,076	-	-

Other comprehensive income (loss)	522,829	(56,059)	(997,681)

Comprehensive income	$3,557,102	8,271,377	6,069,806

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2007, 2006 and 2005

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance, December 31, 2004	4,988,661	$6,235,827	2,823,760	34,778,931	1,123,792	44,962,310

Cash dividends ($.61 per share)	-	-	-	(3,058,719)	-	(3,058,719)
Retirement of common stock	(2,655)	(3,319)	(49,027)	-	-	(52,346)
Exercise of stock options	1,070	1,338	15,398	-	-	16,736
Issuance of common stock in lieu of directors’ fees	718	897	13,349	-	-	14,246
Change in unrealized holding gain on
securities available-for-sale, net of tax	-	-	-	-	(997,681)	(997,681)
Net earnings	-	-	-	7,067,487	-	7,067,487

Balance, December 31, 2005	4,987,794	6,234,743	2,803,480	38,787,699	126,111	47,952,033

Cash dividends ($.72 per share)	-	-	-	(3,601,765)	-	(3,601,765)
Retirement of common stock	(38,202)	(47,753)	(916,895)	-	-	(964,648)
Exercise of stock options	51,021	63,776	647,471	-	-	711,247
Stock option expense	-	-	128,250	-	-	128,250
Change in unrealized holding gain on
securities available-for-sale, net of tax	-	-	-	-	(56,059)	(56,059)
Net earnings	-	-	-	8,327,436	-	8,327,436

Balance, December 31, 2006	5,000,613	6,250,766	2,662,306	43,513,370	70,052	52,496,494

Cash dividends ($.82 per share)	-	-	-	(4,761,106)	-	(4,761,106)
Retirement of common stock	(1,345)	(1,681)	(29,254)	-	-	(30,935)
Issuance of shares in acquisition of First Haralson Corporation, net of issuance costs of $102,292	1,055,149	1,318,937	27,331,583	-	-	28,650,520
Exercise of stock options	3,177	3,971	57,346	-	-	61,317
Stock option expense	-	-	177,500	-	-	177,500
Change in unrealized holding gain on
securities available-for-sale, net of tax	-	-	-	-	542,389	542,389
Change in fair value of derivatives for cash flow hedges, net of tax	-	-	-	-	(19,560)	(19,560)
Net earnings	-	-	-	3,034,273	-	3,034,273

Balance, December 31, 2007	6,057,594	$7,571,993	30,199,481	41,786,537	592,881	80,150,892

See accompanying notes to consolidated financial statements.

WGNB CORP.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net earnings	$3,034,273	8,327,436	7,067,487
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation, amortization and accretion	1,362,866	1,099,739	1,086,505
Provision for loan losses	10,206,263	1,465,000	1,550,000
Stock-based employee compensation expense	177,500	128,250	-
Deferred income tax benefit	(2,510,403)	(188,645)	(663,238)
Income from bank owned life insurance	(78,262)	-	-
Gain on sale of securities available-for-sale	-	-	(227,863)
Loss on sale or disposal of premises and equipment	774	4,327	75,393
Net loss (gain) on sale and write-down of foreclosed property	729,261	(243,153)	4,125
Change in, net of effects of purchase acquisition in 2007:
Other assets	(2,664,963)	(1,283,102)	(303,232)
Other liabilities	(826,957)	795,470	950,423
Net cash provided by operating activities	9,430,352	10,105,322	9,539,600

Cash flows from investing activities, net of effects of purchase acquisition in 2007:
Proceeds from sales of securities available-for-sale	5,993,155	-	3,789,185
Proceeds from maturities, calls and pay-downs of
securities available-for-sale	52,974,394	21,321,435	12,686,014
Proceeds from maturities, calls and pay-downs of
securities held-to-maturity	1,436,551	1,403,882	204,941
Purchases of securities available-for-sale	(74,099,579)	(21,263,737)	(21,289,748)
Purchases of securities held-to-maturity	(1,500,000)	(2,503,750)	(2,105,990)
Purchase of other securities	-	(1,534,019)	-
Net change in loans	(60,280,600)	(52,893,590)	(67,394,063)
Cash paid in purchase acquisition, net of cash received
of $17,437,208	(615,472)	-	-
Proceeds from sales of premises and equipment	-	-	88,497
Purchases of premises and equipment	(1,484,338)	(994,417)	(2,702,122)
Proceeds from the redemption of cash surrender value of life insurance	293,101	-	-
Capital expenditures for other real estate	(1,676,548)	-	(99,293)
Proceeds from sales of other real estate	546,968	851,446	754,440
Net cash used by investing activities	(78,412,368)	(55,612,750)	(76,068,139)

Cash flows from financing activities, net of effects of purchase acquisition in 2007:
Net change in deposits	62,754,411	33,763,991	90,651,406
Proceeds from Federal Home Loan Bank advances	10,000,000	10,000,000	-
Repayment of Federal Home Loan Bank advances	(15,000,000)	-	(13,000,000)
Proceeds from junior subordinated debentures	10,825,000	-	-
Proceeds from securities sold under repurchase agreements	20,000,000	-	-
Net change in federal funds purchased	(2,475,000)	2,475,000	-
Dividends paid	(4,438,593)	(3,466,603)	(2,921,611)
Proceeds from exercise of stock options	61,317	711,247	16,736
Stock issuance costs	(102,292)	-	-
Retirement of common stock	(30,935)	(964,648)	(52,346)
Net cash provided by financing activities	81,593,908	42,518,987	74,694,185

Change in cash and cash equivalents	12,611,892	(2,988,441)	8,165,646
Cash and cash equivalents at beginning of year	13,233,448	16,221,889	8,056,243
Cash and cash equivalents at end of year	$25,845,340	13,233,448	16,221,889

WGNB CORP.

Consolidated Statements of Cash Flows, continued

For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$27,014,520	17,978,895	11,875,795
Income taxes	$4,263,000	3,688,500	3,501,000

Non-cash investing and financing activities:
Transfer of loans to other real estate	$8,680,003	1,227,319	579,105
Loans to facilitate sales of other real estate	$-	-	39,028
Change in unrealized gains on
securities available-for-sale, net of tax	$542,389	(56,059)	(997,681)
Change in fair value of derivatives for cash flow hedges, net of tax	$(19,560)	-	-
Change in dividends payable	$322,513	135,162	137,108
Issuance of common stock to directors in lieu of directors’ fees Issuan	$-	-	14,246

The non-cash investing activities associated with the acquisition of First Haralson Corporation are presented in Note 2 to the financial statements.

See accompanying notes to consolidated financial statements.

WGNB CORP.

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of WGNB Corp. (the “Company”) include the financial statements of its wholly owned subsidiary, First National Bank of Georgia (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Bank commenced business in 1946 upon receipt of its banking charter from the Office of the Comptroller of the Currency (the “OCC”). The Bank is primarily regulated by the OCC and undergoes periodic examinations by this regulatory agency. The Company is regulated by the Federal Reserve and is also subject to periodic examinations. The Bank provides a full range of commercial and consumer banking services principally in Carroll, Haralson, Douglas, Coweta and Paulding Counties, Georgia.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing funds in other banks and federal funds sold.

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

Loans

Loans are stated at the principal amount outstanding, net of unearned interest and the allowance for loan losses. Interest income on loans is recognized in a manner that results in a level yield on the principal amount outstanding. Nonrefundable loan fees are deferred, net of certain direct origination costs, and amortized into income over the life of the related loan. Other loan fees consisting of delinquent payment charges and other common loan servicing fees are recognized as earned.

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

Impaired and Non-accrual Loans

The Company evaluates certain loans, particularly residential construction and development credits, for impairment on an individual basis. Loans are considered to be impaired when it is probable that collection of all amounts due according to the contractual terms of the loan agreement become doubtful. In the instance of a restructured loan, the contractual terms of the loan agreement refer to the original loan agreement. For collateral dependent loans, impairment is measured based on the fair value of the collateral. Impairment is measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, except for collateral dependent loans.

Not all impaired loans are necessarily placed on non-accrual status. It is possible that an impaired loan may be collateralized by assets with fair values in excess of the recorded value of the loan. In such a case, the loan would continue to accrue interest up to the point that fair value is achieved or the collateral is sold in settlement of the loan. A loan will normally be placed on non-accrual when management believes that collection of principal or interest has become doubtful or when the loans become 90 days past due as to principal and interest, unless they are well secured and in the process of collection.

When a loan is placed on non-accrual status, the previously accrued and uncollected interest that is considered uncollectable is reversed against interest income of the current period. If a payment is received on a loan in non-accrual status, it is generally applied to reduce the carrying value of the loan. Non-accrual loans are returned to accrual status when they become current as to principal and interest or become both well secured and in the process of collection and collectibility is no longer doubtful.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance represents an amount which, in management’s judgment based on historical losses and on current economic environment, will be adequate to absorb probable losses on existing loans. Amounts deemed uncollectible are charged-off and deducted from the allowance and recoveries on loans previously charged-off are added back to the allowance.

Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as the nature and changes in the composition of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and review of specific problem loans. In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates loans in nine different categories. Grades are assigned allocations of allowance based on the Company’s loss experience, peer loss experience, migration analysis and internal and external economic factors. The combination of these results is compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses.

Management believes that the allowance for loan losses is adequate. While management uses available information to provide reserves and recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

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

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

Cash Surrender Value of Life Insurance
The cash surrender value of life insurance is carried at its cash value based upon accrued earnings of the underlying contract added to the balance of the asset.

Core Deposit Intangible

The core deposit intangible is amortized on a straight-line method over the period of benefit, generally 10 years. The core deposit intangible is reviewed for impairment whenever events or changes in circumstances indicate that the recovery of the value in the underlying asset which gave rise to the core deposit intangible becomes permanently impaired.

Goodwill

Goodwill represents the cost of an acquired company in excess of the fair value of the net assets acquired. Goodwill is not amortized over a useful life. Instead it is subject to a two step impairment test in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The first step compares the fair value of the reporting unit, the Company, to the carrying amount of the Goodwill. If the carrying amount of the goodwill exceeds the fair value of the reporting unit, then a second step is conducted whereby the implied fair value of the goodwill is compared to the carrying value of the goodwill. If the implied fair value is less than the carrying amount of the goodwill, an impairment loss is recognized.

Other Investments

Other investments include Federal Home Loan Bank (“FHLB”) stock, Federal Reserve Bank stock, investments in federal and state income tax credit partnerships and other equity securities. The investments have no readily determinable fair value and are carried at cost.

Foreclosed Property

Properties acquired through foreclosure are carried at the lower of cost or fair value less estimated costs to dispose. Fair value is defined as the amount that is expected to be received in a current sale between a willing buyer and seller other than in a forced or liquidation sale. Fair values at foreclosure are based on appraisals. Losses arising from the acquisition of foreclosed properties are charged against the allowance for loan losses. Subsequent write-downs are charged to earnings in the period in which the need arises.

Securities Sold Under Repurchase Agreements
The Company sells securities under agreements to repurchase. These repurchase agreements are treated as borrowings. The obligations to repurchase securities sold are reflected as a liability and the securities underlying the agreements are reflected as assets in the consolidated balance sheets.

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

WGNB CORP.
Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

Income Taxes, continued

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109 (“FIN 48”) as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized in examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption of FIN 48 had no effect on the Company’s financial statements.

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

Stock Compensation Plans

SFAS No. 123 (revised 2004) (SFAS No. 123 (R)) Share-Based Payment was adopted by the Company on the required date, January 1, 2006, using the modified prospective transition method provided for under the standard. SFAS No. 123 (R) addresses the accounting for share-based payment transactions in which the Company receives employee services in exchange for equity instruments of the Company. SFAS No. 123 (R) requires the Company to recognize as compensation expense the “grant date fair value” of stock options granted to employees in the statement of earnings using the fair-value-based method.

The Company recognized $177,500 and $128,250 of stock based compensation during the years ended December 31, 2007 and 2006, respectively, associated with its stock option grants. The Company is recognizing the compensation expense for stock option grants with graded vesting schedules on a straight-line basis over the requisite service period of the award as permitted by SFAS No. 123 (R). As of December 31, 2007, there was $417,651 of unrecognized compensation cost related to stock option grants. The cost is expected to be recognized over the remaining vesting period of approximately five years.

The grant-date fair value of each option granted during 2007, 2006 and 2005 was $6.39, $4.47 and $2.96, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes Model. The following weighted average assumptions were used for grants in 2007, 2006 and 2005:

	2007	2006	2005
Dividend yield	2.72%	2.85%	2.86%
Expected volatility	20%	13%	11%
Risk-free interest rate	4.83%	4.54%	4.09%
Expected term	6.6 years	10 years	10 years

Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the period. The effects of potential common shares outstanding during the period are included in diluted earnings per share. Stock options, which are described in note 13, are granted to key management personnel.

		Common	Per Share
For the Year Ended December 31, 2007	Net Earnings	Shares	Amount

Basic earnings per share	$3,034,273	5,534,851	$.55
Effect of dilutive stock options	-	25,187	-

Diluted earnings per share	$3,034,273	5,560,038	$.55

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

Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. The Company does not anticipate the adoption of this new accounting principle to have a material effect on its financial position or results of operation.

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (SFAS No. 160). This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company does not anticipate the adoption of this new accounting principle to have a material effect on its financial position or results of operation.

Business Combinations

In December 2007, FASB revised Statement No. 141(revised 2007), Business Combinations (SFAS No. 141(R)). Under SFAS No. 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity. SFAS No. 141(R) requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date. SFAS No. 141(R) will have a significant impact on the accounting for transaction costs, restructuring costs as well as the initial recognition of contingent assets and liabilities assumed during a business combination. Under SFAS No. 141(R), adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period will be recorded as a component of the income tax expense, rather than goodwill. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As the provisions of SFAS No. 141(R) are applied prospectively, the impact to the Company cannot be determined until the transactions occur.

Other accounting standards that have been issued or proposed by the FASB and other standard setting entities that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Reclassifications

Certain reclassifications have been made in the prior years’ consolidated statements to conform to the presentation used in 2007.

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(2)	Material Business Combination

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

Under the terms of the merger agreement, First Haralson Corporation’s shareholders elected to receive cash, WGNB Corp. common stock, or a combination of the two. The shareholders made their elections and, in the aggregate, chose: cash consideration in the amount of $16,315,423; shares of WGNB Corp. stock in the amount of 1,055,149 valued at $27.25 per share; which, together with total acquisition costs of $1,746,463, resulted in a total consideration of $46,814,696 at the date of the closing. In addition, the terms of the merger agreement allowed First Haralson Corporation to pay a one-time, special dividend not to exceed $7,250,000 in the aggregate, or approximately $35.67 per share, for each First Haralson Corporation share to First Haralson Corporation shareholders prior to the closing of the transaction.

One of the primary business objectives for the transaction was to strengthen the Company’s presence along the Interstate 20 corridor in western Georgia. The combined entity has retained the number one market share ranking in both Carroll and Haralson counties. Additionally, the transaction has enhanced the Company’s core deposits and has diversified its loan portfolio. The combination also created a top 20 financial institution in Georgia in terms of total deposits.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed on the closing date, July 1, 2007.

First Haralson
Corporation
(In thousands)
Assets acquired:
Cash and cash equivalents	$8,196
Federal Funds sold	9,241
Securities available for sale	42,282
Loans, net	136,459
Premises and equipment	9,333
Core deposit intangible	5,738
Goodwill	23,991
Other assets	6,793

Total assets acquired	242,033

Liabilities assumed:
Deposits	180,843
Other borrowed funds	7,500
Other liabilities	6,875

Total liabilities assumed	195,218

Net assets acquired	$46,815

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(2)	Material Business Combination, continued

The financial information below presents the proforma earnings of WGNB Corp. assuming the operations of First Haralson Corporation were included in consolidated earnings as of the beginning of the earliest reporting period:

	Years Ended December 31,
	(In thousands)
	2007	2006	2005
Total revenue	$73,508	64,289	52,145
Net earnings	3,992	10,708	9,312
Diluted earnings per share	$.66	1.76	1.53

(3)	Securities

Securities available-for-sale and held-to-maturity at December 31, 2007 and 2006 are summarized as follows:

Available-for-Sale	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government sponsored enterprises	$1,989,757	40,761	1,018	2,029,500
Mortgage-backed securities	45,194,946	547,002	168,685	45,573,263
State, county and municipals	69,938,633	812,974	285,138	70,466,469
Corporate bonds	4,641,969	1,811	19,768	4,624,012
	$121,765,305	1,402,548	474,609	122,693,244

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government sponsored enterprises	$9,970,285	-	33,685	9,936,600
Mortgage-backed securities	16,124,094	73,330	379,800	15,817,624
State, county and municipals	33,015,526	528,180	83,777	33,459,929
Corporate bonds	5,035,191	12,991	11,101	5,037,081
	$64,145,096	614,501	508,363	64,251,234

Held-to-Maturity	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Trust preferred securities	$7,901,839	-	-	7,901,839

December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Trust preferred securities	$7,837,389	-	-	7,837,389

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at December 31, 2007, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(3)	Securities, continued

Available-for-Sale	Amortized	Estimated
	Cost	Fair Value
U.S. Government sponsored enterprises, state, county
and municipals and corporate bonds:
Within 1 year	$4,228,529	4,256,818
1 to 5 years	11,307,134	11,423,690
5 to 10 years	13,563,801	13,844,847
After 10 years	47,470,895	47,594,626
Mortgage-backed securities	45,194,946	45,573,263
	$121,765,305	122,693,244
Held-to-Maturity
Trust preferred securities:
After 10 years	$7,901,839	7,901,839

The following is a summary of the fair values of securities that have unrealized losses as of December 31, 2007 and 2006.

	December 31, 2007
	Less Than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
U.S. Government sponsored enterprises	$998,800	1,018	-	-
Mortgage-backed securities	2,898,436	3,691	8,049,219	164,994
State, county and municipals	18,168,890	256,215	3,458,929	28,923
Corporate bonds	2,352,811	10,997	697,089	8,771

	$24,418,937	271,921	12,205,237	202,688

	December 31, 2006
	Less Than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
U.S. Government sponsored enterprises	$8,955,000	15,675	981,600	18,010
Mortgage-backed securities	2,078,463	29,940	9,847,410	349,860
State, county and municipals	3,101,129	23,281	3,944,420	60,496
Corporate bonds	-	-	784,829	11,101

	$14,134,592	68,896	15,558,259	439,467

At December 31, 2007, all unrealized losses in the investment securities portfolio related to debt securities. The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary. From the December 31, 2007 tables above, 17 securities out of 85 securities issued by U.S. Government sponsored enterprises, including mortgage backed securities contained unrealized losses, 45 out of 206 securities issued by state and political subdivisions contained unrealized losses and three out of 12 securities issued by corporations contained unrealized losses. These unrealized losses are considered temporary because of acceptable investment grades on each security and the repayment sources of principal and interest are largely government backed.

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(3)	Securities, continued

Proceeds from sales of securities available-for-sale during 2007 and 2005 were $5,993,155 and $3,789,185, respectively, with a gross gain of $227,863 in 2005. There were no gains or losses recognized upon sales in 2007 due to investment securities acquired in the First Haralson acquisition being sold shortly after the merger date to reposition the investment portfolio. All investment securities acquired in the acquisition were acquired at their fair market value. There were no sales of securities available-for-sale during 2006.

Investment securities with a fair value of approximately $91,679,000 and $60,360,000 as of December 31, 2007 and 2006, respectively, were pledged to secure public deposits, as required by law, and for other purposes.

(4)	Loans
Major classifications of loans at December 31, 2007 and 2006 are summarized as follows:

	2007	2006

Commercial, financial and agricultural	$63,038,467	52,333,704
Real estate - mortgage	313,836,443	219,563,340
Real estate - construction	242,216,730	175,024,051
Consumer	40,872,282	27,397,551
	659,963,922	474,318,646
Less: Unearned interest and fees	1,802,831	817,406
Allowance for loan losses	12,422,428	5,748,355
	$645,738,663	467,752,885

The Bank grants loans and extensions of credit to individuals and a variety of businesses and corporations primarily located in its general trade area of Carroll, Paulding, Haralson, Coweta and Douglas Counties, Georgia. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

Under the line of credit agreement with the Federal Home Loan Bank (see Note 7), the Bank pledges acceptable loans under a blanket lien as collateral for its borrowings. As of December 31, 2007 and 2006, loans totaling $111,378,000 and $79,604,000, respectively, were pledged to secure Federal Home Loan Bank advances.

Changes in the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Balance, beginning of year	$5,748,355	5,327,406	4,080,148
Provision for loan losses	10,206,263	1,465,000	1,550,000
Allowance attributable to First Haralson acquisition	1,527,225	-	-
Loans charged off	(5,243,428)	(1,112,201)	(387,811)
Recoveries	184,013	68,150	85,069
Balance, end of year	$12,422,428	5,748,355	5,327,406

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(4)	Loans, continued

The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts due according to the original terms of the loan agreement. The Company measures impairment of a loan on a loan-by-loan basis. Amounts of impaired loans that are not probable of collection are charged off immediately. Impaired loans and related amounts included in the allowance for loan losses at December 31, 2007 and 2006 are as follows:

	2007		2006
		Allowance		Allowance
	Balance	Amount	Balance	Amount

Impaired loans with related allowance	$11,544,090	1,504,955	1,212,692	153,213
Impaired loans without related allowance	34,807,780	-	-	-

The average amount of impaired loans during 2007 and 2006 was $5,807,000 and $2,230,000, respectively. Interest income recognized on impaired loans was $642,057 in 2007 and none in 2006 or 2005.

(5)	Premises and Equipment

Major classifications of premises and equipment at December 31, 2007 and 2006 are summarized as follows:

	2007	2006
Land	$2,793,363	1,460,255
Buildings and improvements	15,878,764	9,313,796
Furniture and equipment	10,052,282	7,229,272
	28,724,409	18,003,323
Less: Accumulated depreciation	10,367,439	9,013,734
	$18,356,970	8,989,589
Depreciation expense amounted to $1,449,463, $1,134,746 and $1,048,866 in 2007, 2006 and 2005, respectively.

(6)	Deposits

At December 31, 2007 the scheduled maturities of time deposits are as follows:

2008	$233,260,869
2009	68,034,141
2010	40,810,601
2011	24,441,508
2012	32,955,520

$399,502,639

The Bank held $91,127,044 and $62,713,161 in certificates of deposit obtained through the efforts of third party brokers at December 31, 2007 and 2006, respectively. The weighted average interest rate on the deposits at December 31, 2007 and 2006 was 4.77% and 5.05%, respectively. The deposits outstanding at December 31, 2007 mature as follows:

2008	$32,949,604
2009	36,422,080
2010	21,755,360

$91,127,044

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(7)	Lines of Credit

The Bank has lines of credit for overnight borrowings of $24,800,000 at December 31, 2007 and 2006 of which, none was outstanding as of December 31, 2007. The Bank also has a line of credit with the Federal Home Loan Bank of Atlanta (FHLB) with credit availability totaling $214,150,000 at December 31, 2007. The FHLB advances are secured by the Bank’s stock in the FHLB, it’s qualifying 1-4 family first mortgage loans and qualified commercial loans. In addition, the FHLB accepts certain investment securities as collateral.  Advances on the FHLB line of credit are subject to available collateral of the Bank. At December 31, 2007 and 2006, the Bank had advances outstanding from the FHLB amounting to $54,500,000 and $52,000,000, respectively. The Bank had adequate collateral available at December 31, 2007 for these borrowings. An early conversion option allows the FHLB to convert certain advances to a variable interest rate upon notification to the Bank. The following advances require quarterly interest payments:

December 31, 2007
Advance	Interest Basis	Current Rate	Maturity	Call Date	Early Conversion Option

$10,000,000	Fixed Hybrid	5.49%	May 2011	-	-
$7,000,000	Fixed Hybrid	4.24%	June 2010	-	-
$5,000,000	Fixed	5.44%	February 2008	-	-
$10,000,000	Fixed	4.08%	September 2012	September 2008	September 2008, 3 month LIBOR
$10,000,000	Fixed	3.23%	February 2014	February 2009	February 2009, 3 month LIBOR
					January 2011
$10,000,000	Fixed	4.39%	January 2016	January 2011	3 month LIBOR
$2,500,000	Fixed	5.39%	March 2008	-	-

December 31, 2006
Advance	Interest Basis	Current Rate	Maturity	Call Date	Early Conversion Option

$10,000,000	Fixed Hybrid	5.49%	May 2011	-	-
$7,000,000	Fixed Hybrid	4.24%	June 2010	-	-
$5,000,000	Fixed	5.44%	February 2008	-	-
$10,000,000	Fixed	3.37%	September 2012	September 2007	September 2007, 3 month LIBOR
$10,000,000	Fixed	3.23%	February 2014	February 2009	February 2009, 3 month LIBOR
					January 2011
$10,000,000	Fixed	4.39%	January 2016	January 2011	3 month LIBOR

(8)	Securities Sold Under Repurchase Agreements

The Company has securities sold under repurchase agreements in the amount of $20,000,000 at December 31, 2007. The Company entered into the transaction on November 23, 2007 and the agreement has a maturity date of November 23, 2012, but it becomes callable by the issuer or the Company on November 23, 2009. The interest rate until the call date or maturity date is 3.90%, which is payable quarterly.

(9)	Junior Subordinated Debentures

The Company entered into a junior subordinated debenture in connection with the acquisition of First Haralson. The debenture qualifies as Tier I capital under risk based capital guidelines subject to certain limitations. The debentures were issued June 15, 2007 in the amount of $10,825,000 at a floating rate of 90 day LIBOR plus 1.55% payable quarterly. The debenture is redeemable on a mandatory basis upon maturity in June 2037, but is callable without premium in June 2012.

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(10)	Commitments and Contingencies

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

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. In most cases, the Company requires collateral to support financial instruments with credit risk. The following table summarizes the off balance sheet financial instruments as of December 31, 2007 and 2006:
	Contractual Amount
	2007	2006
Financial instruments whose contract amounts
represent credit risk:
Commitments to extend credit	$99,882,000	97,196,000
Standby letters of credit	$9,943,000	5,903,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of a commitment is based on management’s credit evaluation. Collateral held varies, but may include unimproved and improved real estate, certificates of deposit or personal property. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans.

Derivative Instruments and Hedging Activities

As of December 31, 2007, the Company held fifteen interest rate swap positions. The Company entered into a swap on December 4, 2007 which matures June 15, 2012. The objective of the swap was to lock in a fixed rate as opposed to the contractual variable interest rate on the junior subordinated debentures while interest rates were near historical lows. The interest rate swap contract has a notional amount of $10,825,000 and is hedging the variable rate on the junior subordinated debentures described in note 9 in the consolidated financial statements. The Company receives a variable rate of the 90 day LIBOR rate plus 1.55% and pays a fixed rate of 5.77%.

The Company has designated the swap from variable to fixed rate contract as a cash flow hedge and, accordingly is recording the fair value of the derivative on the balance sheet. Changes in the fair value of the swap contract are recorded as a current period component of other comprehensive income, net of tax. The fair value of the swap contract accounted for as a cash flow hedge was a loss of $29,636 at December 31, 2007 and is recorded in other liabilities on the balance sheet.

In 2006, the Company entered into a series of fourteen interest rate swap agreements with a total notional amount of $41,156,509 related to its issuance of brokered certificates of deposit. The interest rate swap contracts have various notional amounts, maturity dates, receive fixed rates and pay floating rates stated in terms of basis points plus or minus 1 month LIBOR rate as follows:

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(10)	Commitments and Contingencies, continued
Derivative Instruments and Hedging Activities, continued

Notional Amount	Maturity Date	Receive Fixed Rate	Pay Floating 1 Month LIBOR +/(-) bp

$4,056,033	1/31/08	3.75%	(137.65)
3,000,000	4/27/08	4.15%	(94.65)
1,710,000	6/30/08	4.00%	(105.65)
2,945,000	6/30/08	4.10%	(96.65)
5,761,000	6/30/08	5.44%	35.35
1,500,000	2/2/09	3.90%	(110.65)
1,602,992	6/17/09	4.10%	(89.65)
2,942,847	6/30/09	4.20%	(79.65)
2,000,000	6/30/09	4.25%	(74.65)
2,357,702	8/5/09	4.36%	(64.65)
3,550,000	2/1/10	4.00%	(98.65)
2,986,006	4/27/10	4.50%	(49.65)
2,002,985	6/17/10	4.25%	(73.65)
1,984,944	6/30/10	4.45%	(59.65)
2,757,000	8/5/10	4.50%	(49.65)
$41,156,509

The 1 month LIBOR rate at the initiation of the contracts was 5.33%, but the pay floating rate changes each month on the monthly reset date of each contract at the spread indicated above which remains constant. The 1 month LIBOR rate of the contract was 4.60% and the total notional amount of the contracts remained $41,156,509 on December 31, 2007.

The Company has designated the fourteen swap from fixed to variable rate contracts as fair value hedges and, accordingly, is recording the fair value of the derivatives as well as the fair value of the items being hedged on the balance sheet. Changes in the fair value of the swap contracts and the items being hedged are recorded in current period earnings. The fair value of the swap contracts accounted for as fair value hedges was $263,474 and $262,184 at December 31, 2007 and 2006, respectively, and is recorded in other assets on the balance sheet.

The objective of the fourteen swap agreements is to decrease the Company’s interest rate risk exposure. Being asset sensitive, the Company was (and remains) susceptible to interest rate risk in a downward rate environment. This was, in part, attributable to the fixed rate nature of the Company’s brokered certificates of deposit. The Company is using these swap agreements to convert the fixed rate brokered certificates of deposit and borrowings into floating rate instruments. Consequently, the interest rate swap contracts allow the Company to hedge changes in the fair value of its brokered certificates of deposit and borrowings that result from changes in benchmark interest rates. The benchmark interest rate is defined as the 1 month LIBOR rate. In order to achieve this hedge objective, the Company has agreed to pay a floating rate of interest in exchange for receiving a fixed rate of interest on hedge instruments that is equal to the fixed rate coupon on the certificates of deposit and borrowings.

The Company uses the long haul method afforded under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities to assess the effectiveness of its current hedging activity. The Company assesses the effectiveness of the cash flow hedge by comparing the cumulative change in anticipated cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. The Company utilizes the “Hypothetical Derivative Method” to compute the cumulative change in anticipated interest cash flows from the hedged exposure. To the extent that the cumulative change in anticipated cash flows from the hedging derivative offsets from 80% to 120% of the cumulative change in anticipated interest cash flows from the hedged exposure, the hedge is deemed to be effective. The Company assesses the effectiveness of the fair value hedge contracts by regressing the market price, including any premium paid, of the brokered certificates of deposit (the dependent variables) with the market price of the interest rate swap (the independent variable) on a

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(10)	Commitments and Contingencies, continued
Derivative Instruments and Hedging Activities, continued

quarterly basis until all the contracts have matured. Each regression analysis will include in its data set values from a retrospective (realized historical prices) and prospective (shocked scenario analysis) basis. The hedge is considered effective if the correlation coefficient is within 80% to 120%, where the R square is highly correlative to the value of 1 and the F-stat is large signifying high explanatory power. The Company’s cash flow hedges and fair value hedges have remained effective since inception.

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

(11)	Stock Repurchase Plan

Beginning in 1996, the Board of Directors approved a Stock Repurchase Plan of up to $2,000,000 of the Company’s common stock currently outstanding. During 2001, the Board of Directors approved an additional $1,000,000, to be used for the Stock Repurchase Plan. The Company retired 1,345, 38,202 and 2,655 shares of common stock during 2007, 2006 and 2005, respectively. At December 31, 2007, the Company had $557,547 remaining to reacquire shares under the Stock Repurchase Plan.

(12)	Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under certain adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2007 and 2006, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2007 and 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as adequately capitalized and well capitalized, respectively, under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.  During the first quarter of 2008, the Company contributed $2,028,000 of capital to the Bank which management believes will change the Bank's capital category to well capitalized. Presented below are the Company’s and the Bank’s actual capital amounts and ratios.

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(12)	Regulatory Matters, continued

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in 000’s)		(in 000’s)		(in 000’s)
As of December 31, 2007:
Total Capital (to Risk
Weighted Assets)
Consolidated	$69,072	10.22%	>$ 54,072	>8%	N/A	N/A
Bank	$66,177	9.83%	>$ 53,844	>8%	>$ 67,305	>10%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$60,624	8.97%	>$ 27,036	>4%	N/A	N/A
Bank	$57,764	8.58%	>$ 26,922	>4%	>$ 40,383	>6%
Tier I Capital
(to Average Assets)
Consolidated	$60,624	6.99%	>$ 34,699	>4%	N/A	N/A
Bank	$57,764	6.68%	>$ 34,587	>4%	>$ 43,234	>5%

As of December 31, 2006:
Total Capital (to Risk
Weighted Assets)
Consolidated	$58,175	11.70%	>$ 39,786	>8%	N/A	N/A
Bank	$53,303	10.77%	>$ 39,589	>8%	>$ 49,487	>10%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$52,426	10.54%	>$ 19,893	>4%	N/A	N/A
Bank	$47,555	9.61%	>$ 19,795	>4%	>$ 29,692	>6%
Tier I Capital
(to Average Assets)
Consolidated	$52,426	9.21%	>$ 22,771	>4%	N/A	N/A
Bank	$47,555	8.37%	>$ 22,738	>4%	>$ 28,423	>5%

Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions are based on the level of regulatory classified assets, the prior years’ net earnings, and the ratio of equity capital to total assets. At December 31, 2007, the Bank could pay dividends in the amount of $1,031,000 plus net income in 2008 (subject to maintaining certain capital requirements) without obtaining prior regulatory approval.

(13)	Incentive Stock Option Plan

Under the January 11, 1994 Incentive Stock Option Plan (the “1994 Plan”), the Company may grant options to certain key officers to acquire shares of common stock of the Company at the then fair value, with the number of shares to be determined annually by agreed upon formulas. A total of 240,000 shares of common stock were reserved for possible issuance under the 1994 plan. At December 31, 2003, the Company had distributed all the options available for awards under the 1994 Plan. The options may not be exercised prior to five years from the date of grant and are exercisable no later than ten years from that date.

On April 8, 2003, the shareholders approved the WGNB Corp. 2003 Stock Incentive Plan (the “2003 Plan”). Under the 2003 Plan, the Company may grant options to certain key officers to acquire shares of common stock of the Company at the then fair value for incentive stock options and no less than 85% of the fair value for nonqualified stock options, with the number of shares to be determined annually by agreed upon formulas. A total of 990,000 shares of common stock were reserved for possible issuance under the 2003 Plan with a maximum of 525,000 shares to be issued under nonqualified stock option grants. During 2007, the Company granted 49,398 of the options available for awards under the 2003 Plan. The options under the 2003 Plan were to be distributed commencing in the 2004 fiscal year and will terminate February 14, 2015 unless previously terminated by the Board of Directors or when the options approved under the plan have been distributed. The options may be exercised by the participants under a vesting period of five years ratably at 20% per year. The options are

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(13)	Incentive Stock Option Plan, continued

exercisable no later than ten years after the date of grant. Compensation cost in the amount of $177,500 and $128,250 has been recognized for the stock options for the years end December 31, 2007 and 2006, respectively.  Under the 1994 and 2003 plans, 59,930 and 116,527 options, respectively, were unexercised as of December 31, 2007. A summary status of the Company’s stock option plans as of December 31, 2007, 2006 and 2005, and changes during the years ending on those dates, is presented below:
	2007		2006		2005
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	130,236	$19.44	184,676	$16.53	150,150	$15.79
Awarded during the year	49,398	$30.06	33,470	$24.99	35,596	$19.62
Exercised during the year	(3,177)	$19.30	(51,022)	$13.94	(1,070)	$15.65
Forfeited during year	-	-	(36,888)	$17.50	-	-

Outstanding, end of year	176,457	$22.41	130,236	$19.44	184,676	$16.53

Options exercisable at year end	33,803	$18.77	13,374	$17.48	35,783	$13.01

The following information applies to all options outstanding at December 31, 2007:

Options Outstanding				Options Exercisable
Shares	Range	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Life (Years)	Shares	Wtd. Avg. Exercise Price	Intrinsic Value
59,930	$13.33 - 16.66	$16.38	4.59	13,683	$15.42	$62,258
67,129	$19.25 - 24.99	$22.18	6.43	20,120	$21.05	$-
49,398	$29.91 - 30.63	$30.06	8.13	-	$-	$-
176,457	$13.33 - 30.63	$22.41	5.90	33,803	$18.77	$62,258

The total intrinsic value of options exercised in 2007, 2006 and 2005 was $2,128, $578,435 and $6,013, respectively. The intrinsic value of exercisable options is based on a market price of $19.97 as of December 31, 2007.

(14)	Supplemental Employee Retirement Plan

The Company assumed a post-retirement benefit plan to provide retirement benefits to First Haralson key officers. Under the plan, the Company assumed whole life insurance contracts on the lives of each officer. The increase in the cash surrender value of the contracts, less the Company’s cost of funds, constitutes the Bank’s contribution to the plan each year going forward. In the event the insurance contracts fail to produce positive returns, the Bank has no obligation to contribute to the plan. The Company recognized $90,725 in compensation expense related to this plan in 2007.

(15)	Stock Split

On September 12, 2006, the Company’s board of directors declared a three-for-two stock split for shareholders of record as of October 16, 2006 payable on November 15, 2006. All share and per share amounts have been restated to reflect the stock split as if it had occurred on January 1, 2005.

(16)	Defined Contribution Plan

The Company began a qualified retirement plan pursuant to Internal Revenue Code Section 401(k) in 1996 covering substantially all employees subject to certain minimum age and service requirements. Contribution to the plan by employees is voluntary. During 2007, 2006 and 2005, the Company matched 100% of the participants’ contributions up to 6% of the participants’ salaries, subject to the annual 401(k) contribution limits. The Company also made discretionary contributions to the plan in 2007, 2006 and 2005 of 5% of participants’ salaries. Contributions to the plan charged to expense during 2007, 2006 and 2005 were $658,767, $547,255 and $491,265, respectively.

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(17)	Income Taxes

The components of the provision for income taxes in the consolidated statements of earnings for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Current:
Federal	$2,365,810	3,353,207	3,266,346
State	278,331	293,962	286,317

Deferred:
Federal	(2,246,149)	(169,031)	(594,280)
State	(264,254)	(19,614)	(68,958)

Total	$133,738	3,458,524	2,889,425

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

	2007	2006	2005

Pretax income at statutory rates	$1,077,124	4,007,226	3,385,350
Add (deduct):
Tax-exempt interest income	(632,777)	(430,180)	(479,991)
State taxes, net of federal effect	(208,930)	174,612	68,924
Non-deductible interest expense	31,378	70,448	17,885
Other	(133,057)	(363,582)	(102,743)

	$133,738	3,458,524	2,889,425

The following summarizes the net deferred tax asset, which is included as a component of other assets, at December 31, 2007 and 2006.

	2007	2006
Deferred income tax assets:
Allowance for loan losses	$4,590,089	2,085,434
Other real estate owned	469,385	32,358
Deferred compensation	1,307,090	-
Other	22,493	130,034

Total gross deferred income tax assets	6,389,057	2,247,826

Deferred income tax liabilities:
Low income housing credits	(251,671)	(220,663)
Premises and equipment	(396,121)	(173,449)
Net unrealized gain on securities available-for-sale	(102,992)	(36,086)
Purchase accounting intangibles	(2,521,928)	-
Other	(1,742)	(1,747)

Total gross deferred income tax liabilities	(3,274,454)	(431,945)

Net deferred income tax asset	$3,114,603	1,815,881

(18)	Related Party Transactions

The Bank conducts transactions with directors and executive officers, including companies in which they have beneficial interests, in the normal course of business. It is the Bank’s policy to comply with federal regulations that require that loan transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time made for comparable loans to other persons. The following summary reflects activity for related party loans for 2007:

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(18)	Related Party Transactions, continued

Beginning balance	$3,373,738
New loans	3,435,940
Repayments	(2,591,097)
Change in related parties	8,073,957

Ending balance	$12,292,538

At December 31, 2007 and 2006, deposits from directors, executive officers, and their related interests totaled approximately $10,251,000 and $7,114,000, respectively.

(19)	Other Operating Expenses

Components of other operating expenses which exceed 1% of total interest income and other income are as follows:
	2007	2006	2005

Professional fees	$714,686	662,967	644,479
Printing and supplies	$557,964	365,189	303,452

(20)	Fair Value of Financial Instruments

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

Cash and Cash Equivalents

For cash, due from banks, interest-bearing funds in other banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

Securities

The fair values for investment securities are based on quoted market prices.

Loans

The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value.

 Cash Surrender Value of Life Insurance

The fair value of cash surrender value of life insurance is based on the net surrender value of the insurance contract.

Deposits

The fair value of demand deposits, savings accounts, NOW and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Federal Funds Purchased

For federal funds purchased, the carrying amount is a reasonable estimate of fair value

Federal Home Loan Bank Advances

The fair value of advances outstanding is based on the quoted value provided by the FHLB.

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(20)	Fair Value of Financial Instruments, continued

 Junior Subordinated Debentures

For the floating rate junior subordinated debentures, the carrying amount is a reasonable estimate of fair value.

 Securities Sold Under Repurchase Agreements

The fair value of the securities sold under repurchase agreements is estimated as the amount that the Company would receive or pay to terminate the contracts at the reporting date.

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

The carrying amount and estimated fair values of the Company’s financial instruments at December 31, 2007 and 2006 are as follows:

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$25,845,340	25,845,340	13,233,448	13,233,448
Securities available-for-sale	$122,693,244	122,693,244	64,251,234	64,251,234
Securities held-to-maturity	$7,901,839	7,901,839	7,837,389	7,837,389
Derivative instruments-fair value hedge	$263,474	263,474	262,184	262,184
Loans, net	$645,738,663	650,318,190	467,752,885	466,014,287
Cash surrender value of life insurance	$3,639,550	3,639,550	-	-
Liabilities:
Deposits	$706,377,489	707,629,177	462,813,436	461,776,410
Federal Home Loan Bank advances	$54,500,000	55,492,641	52,000,000	51,266,931
Securities sold under repurchase agreements	$20,000,000	20,218,036	-	-
Junior subordinated debentures	$10,825,000	10,825,000	-	-
Derivative instruments-cash flow hedge	$29,636	29,636	-	-
Federal funds purchased	$-	-	2,475,000	2,475,000

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(21)	WGNB Corp. (Parent Company Only) Financial Information

Balance Sheets

December 31, 2007 and 2006

	2007	2006
Assets
Cash	$1,734,744	3,375,871
Investment in Bank	87,810,281	47,625,140
Securities held-to-maturity	1,996,736	2,275,243
Other assets	763,684	180,185

	$92,305,445	53,456,439

Liabilities and Stockholders’ Equity

Dividends payable	$1,282,458	959,945
Junior subordinated debentures	10,825,000	-
Other liabilities	47,095	-

Total liabilities	12,154,553	959,945

Stockholders’ equity	80,150,892	52,496,494

	$92,305,445	53,456,439

Statements of Earnings

For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Dividends from Bank	$4,961,106	3,601,555	3,058,719
Other income	230,183	234,458	310,101
Total income	5,191,289	3,836,013	3,368,820

Interest expense	385,754	-	-
Other expense	33,013	36,085	21,251
Total expense	418,767	36,085	21,251

Earnings before (dividends received in excess of earnings of Bank)/ equity in undistributed earnings of Bank	4,772,522	3,799,928	3,347,569

Dividends received in excess of earnings of Bank	(1,738,249)	-	-

Equity in undistributed earnings of Bank	-	4,527,508	3,719,918

Net earnings	$3,034,273	8,327,436	7,067,487

WGNB CORP.

Notes to Consolidated Financial Statements, continued

(21)	WGNB Corp. (Parent Company Only) Financial Information, continued

Statements of Cash Flows

For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Cash flows from operating activities:
Net earnings	$3,034,273	8,327,436	7,067,487
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Amortization and accretion	827	5,019	11,722
Stock option expense	177,500	128,250	-
Dividends received in excess of earnings of Bank	1,738,249	-	-
Equity in undistributed earnings of Bank	-	(4,527,508)	(3,719,918)
Change in other assets	(583,499)	(74,354)	(48,691)
Change in other liabilities	27,535	(128,525)	(56,305)

Net cash provided by operating activities	4,394,885	3,730,318	3,254,295

Cash flows from investing activities:
Cash paid to First Haralson shareholders	(12,628,189)	-	-
Purchase of securities held-to-maturity	-	-	(232,500)
Proceeds from pay-downs of securities available-for-sale	-	599,887	-
Proceeds from pay-downs of securities held-to-maturity	277,680	192,331	101,414

Net cash provided (used) by investing activities	(12,350,509)	792,218	(131,086)

Cash flows from financing activities:
Dividends paid	(4,438,593)	(3,466,603)	(2,921,611)
Proceeds from junior subordinated debentures	10,825,000	-	-
Exercise of stock options	61,317	711,247	16,736
Stock issuance cost	(102,292)	-	-
Retirement of common stock	(30,935)	(964,648)	(52,346)

Net cash provided (used) by financing activities	6,314,497	(3,720,004)	(2,957,221)

Increase (decrease) in cash	(1,641,127)	802,532	165,988

Cash at beginning of year	3,375,871	2,573,339	2,407,351

Cash at end of year	$1,734,744	3,375,871	2,573,339

Supplemental disclosure of non-cash financing activities:
Change in dividends payable	$322,513	135,162	137,108
Change in unrealized gains on securities
available-for-sale, net of tax	$542,389	(56,059)	(997,681)
Change in fair value of derivatives
for cash flow hedges, net of tax	$(19,560)	-	-
Issuance of common stock to directors in lieu of
directors’ fees	$-	-	14,246