Form 10-Q
period 2008-03-31
WGNB CORP
filed 2008-05-15
CIK 1115568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number: 000-30805

WGNB CORP.
(Exact name of registrant as specified in its charter)

Georgia	58-1640130
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Large Accelerated filer ☐    Accelerated filer ☐      Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 14, 2008

Common Stock, $1.25 par value	6,057,594

Part I - Financial Information

Item 1.  Financial Statements

The unaudited financial statements of WGNB Corp. (the “Company”) are set forth on the following pages. All adjustments have been made which, in the opinion of management, are necessary in order to make the financial statements not misleading.

WGNB CORP.
Consolidated Balance Sheets

As of March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
Assets
Cash and cash due from banks	$16,575,805	6,004,621
Interest-bearing funds in other banks	6,296,213	1,463,719
Federal funds sold	-	18,377,000

Cash and cash equivalents	22,872,018	25,845,340

Securities available for sale	118,557,095	122,693,244
Securities held to maturity, estimated fair values of $7,530,916 and $7,901,839	7,530,916	7,901,839
Loans, net	650,275,557	645,738,663
Premises and equipment, net	18,109,706	18,356,970
Accrued interest receivable	5,671,968	5,927,168
Cash surrender value of life insurance	3,680,648	3,639,550
Goodwill and other intangibles, net	29,317,542	29,433,841
Foreclosed property	14,720,786	10,313,331
Other assets	15,443,030	13,814,577

	$886,179,266	883,664,523

Liabilities and Stockholders’ Equity

Deposits:
Demand	$75,290,265	67,614,983
Interest bearing demand	221,410,347	220,137,199
Savings	19,646,023	19,122,668
Time	170,769,975	170,112,285
Time, over $100,000	215,966,536	229,390,354

Total deposits	703,083,146	706,377,489

Federal Home Loan Bank advances	52,000,000	54,500,000
Securities sold under repurchase agreements	20,000,000	20,000,000
Junior subordinated debentures	10,825,000	10,825,000
Federal funds purchased	8,412,000	-
Accrued interest payable	3,304,265	3,990,807
Other liabilities	7,838,231	7,820,335
Total liabilities	805,462,642	803,513,631
Commitments

Stockholders’ equity:
Common stock, $1.25 par value, 10,000,000 shares authorized; 6,057,594 shares issued and outstanding	7,571,993	7,571,993
Additional paid-in capital	30,249,981	30,199,481
Retained earnings	42,345,414	41,786,537
Accumulated other comprehensive income	549,236	592,881

Total stockholders’ equity	80,716,624	80,150,892

	$886,179,266	883,664,523

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Earnings

For the Three Months Ended March 31, 2008 and 2007
(unaudited)

	2008	2007
Interest income:
Interest and fees on loans	$12,302,116	10,828,594
Interest on federal funds sold	53,166	73,097
Interest on investment securities:
U.S. Government sponsored enterprises	664,771	285,673
State, county and municipal	757,059	362,351
Other	353,995	341,787

Total interest income	14,131,107	11,891,502

Interest expense:
Interest on deposits:
Demand	1,252,577	1,397,921
Savings	47,211	48,392
Time	4,739,121	3,400,873
Interest on FHLB and other borrowings	780,197	771,914

Total interest expense	6,819,106	5,619,100

Net interest income	7,312,001	6,272,402

Provision for loan losses	750,000	375,000
Net interest income after provision for loan losses	6,562,001	5,897,402
Other income:
Service charges on deposit accounts	1,539,262	954,689
Mortgage origination fees	117,047	101,056
Brokerage fees	111,205	155,801
ATM network fees	385,166	206,455
Gain on sale of securities available for sale	46,923	-
Gain on sale of foreclosed property	12,281	-
Miscellaneous	222,797	315,280

Total other income	2,434,681	1,733,281

Other expenses:
Salaries and employee benefits	3,626,366	2,878,479
Occupancy	1,022,844	661,571
Other operating	1,931,698	1,156,882

Total other expenses	6,580,908	4,696,932

Earnings before income taxes	2,415,774	2,933,751

Income taxes	584,803	953,347

Net earnings	$1,830,971	1,980,404

Basic earnings per share	$.30	.40
Diluted earnings per share	$.30	.39
Dividends declared per share	$0.2100	0.1967

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2008 and 2007
(unaudited)

	2008	2007

Net earnings	$1,830,971	1,980,404

Other comprehensive income (loss), net of tax:
Unrealized gains on investment securities available for sale:
Unrealized gains arising during the period	449,606	92,050
Associated taxes	(152,866)	(31,297)
Reclassification adjustment for gain realized	(46,923)	-
Associated taxes	15,954	-
Change in fair value of derivatives for cash flow hedges:
Decrease in fair value of derivatives for cash flow hedges arising during the period	(468,812)	-
Associated tax benefit	159,396	-

Other comprehensive (loss) income	(43,645)	60,753

Comprehensive income	$1,787,326	$2,041,157

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2008 and 2007
(unaudited)

	2008	2007

Cash flows from operating activities:
Net earnings	$1,830,971	1,980,404
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	440,631	219,864
Provision for loan losses	750,000	375,000
Loss/(gain) on disposal of premises and equipment	87	(5,070)
Income from bank owned life insurance	(41,098)	-
Gain on sale of securities available for sale	(46,923)	-
Net gain on sale of foreclosed property	(12,281)	-
Stock-based employee compensation expense	50,500	39,750
Change in:
Other assets	(1,373,253)	(418,602)
Other liabilities	(976,179)	392,490

Net cash provided by operating activities	622,455	2,583,836

Cash flows from investing activities:
Proceeds from the sale of available for sale securities	4,981,120	-
Proceeds from maturities of securities available for sale	4,623,559	29,100,036
Proceeds from maturities of securities held to maturity	371,171	70,415
Purchases of securities available for sale	(5,125,320)	(27,882,887)
Net change in loans	(9,559,647)	(24,678,128)
Purchases of premises and equipment	(178,601)	(765,830)
Proceeds from the sale of premises and equipment	3,778	5,070
Proceeds from the sale of foreclosed property	210,052	-
Capital expenditures for forclosed property	(265,569)	-
Net cash used by investing activities	(4,939,457)	(24,151,324)

Cash flows from financing activities:
Net change in deposits	(3,294,343)	33,542,590
Net change in federal funds purchased	8,412,000	(2,475,000)
Repayment of Federal Home Loan Bank borrowings	(2,500,000)	-
Dividends paid	(1,273,977)	(952,905)
Proceeds from exercise of stock options	-	101,069

Net cash provided by financing activities	1,343,680	30,215,754

Change in cash and cash equivalents	(2,973,322)	8,648,266
Cash and cash equivalents at beginning of period	25,845,340	13,233,448
Cash and cash equivalents at end of period	$22,872,018	$21,881,714

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Cash Flows, continued

For the Three Months Ended March 31, 2008 and 2007
(unaudited)

	For the Three Months
	Ended March 31,
	2008	2007

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,505,648	5,801,259
Income taxes	$-	385,000

Non-cash investing and financing activities:
Transfer of loans to foreclosed property	$10,363,996	778,291
Loans to facilitate the sale of foreclosed property	$6,024,339	-
Change in unrealized gains on securities available for sale, net of tax	$265,771	60,753
Change in fair value of derivatives for cash flow hedges, net of tax	$(309,416)	-
Change in dividends payable	$(1,883)	30,760

See accompanying notes to unaudited consolidated financial statements.

WGNB Corp.

Notes to Consolidated Financial Statements

(1)  Basis of Presentation

The consolidated financial statements include the accounts of WGNB Corp. (the “Company”) and its wholly-owned subsidiary, First National Bank of Georgia (the “Bank”). All significant inter-company accounts have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company’s financial position as of March 31, 2008, and the results of its operations and its cash flows for the three-month periods ended March 31, 2008 and 2007. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes and the report of independent accountants included in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2007 which included the results of operations for the years ended December 31, 2007, 2006 and 2005.

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

Reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the quarters ended March 31, 2008 and March 31, 2007 are as follows:

	For the three months ended March 31, 2008
	Net Earnings	Common Shares	Earnings per Share
Basic earnings per share	$1,830,971	6,057,594	$0.30
Effect of dilutive securities – stock options	-	3,567	(0.00)
Diluted earnings per share	$1,830,971	6,061,161	$0.30

	For the three months ended March 31, 2007
	Net Earnings	Common Shares	Earnings per Share
Basic earnings per share	$1,980,404	5,001,286	$0.40
Effect of dilutive securities – stock options	-	40,289	(0.01)
Diluted earnings per share	$1,980,404	5,041,575	$0.39

The Company had 245,725 of anti-dilutive options outstanding as of March 31, 2008. There were no anti-dilutive options outstanding as of March 31, 2007.

(3)  Stock-based Compensation

The Company accounts for its stock based employee benefit plans in accordance with SFAS No. 123 (revised 2004) (SFAS No. 123 (R)) “Share-Based Payment.”  SFAS No. 123 (R) addresses the accounting for share-based payment transactions in which the Company receives employee services in exchange for equity instruments of the Company. SFAS No. 123 (R) requires the Company to recognize as compensation expense the “grant date fair value” of stock options granted to employees in the statement of earnings using the fair-value-based method.

WGNB Corp.

Notes to Consolidated Financial Statements, continued

(3)  Stock-based Compensation, continued

The Company recognized $50,500 and $39,750 of stock-based employee compensation expense during the three months ended March 31, 2008 and 2007, respectively, associated with its stock option grants. The Company is recognizing the compensation expense for stock option grants with graded vesting schedules on a straight-line basis over the requisite service period of the award as permitted by SFAS No. 123 (R). As of March 31, 2008, there was $592,537 of unrecognized compensation expense related to stock option grants. The expense is expected to be recognized over the remaining average vesting period of five years.

The grant-date fair value of each option granted during the first quarters of 2008 and 2007 was $3.37 and $6.39, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes Model. The following weighted average assumptions were used for grants in 2008 and 2007:

	First Quarter 2008	First Quarter 2007
Dividend yield	3.09%	2.72%
Expected volatility	22%	20%
Risk-free interest rate	3.50%	4.83%
Expected term	6.5 years	6.6 years

(4) Fair Value

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which provides a framework for measuring fair value under generally accepted accounting principles. SFAS No. 157 applies to all financial instruments that are being measured and reported on a fair value basis.

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale, derivatives and certain deposits are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans and foreclosed property. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Fair Value Hierarchy

Under SFAS No. 157, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1–	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 –
Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 –
Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

WGNB Corp.

Notes to Consolidated Financial Statements, continued

(4)  Fair Value, continued

Securities Available for Sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on active exchanges such as U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include mortgage-backed securities issued by government sponsored enterprises, corporate debt securities and municipal bonds. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, (“SFAS No. 114”). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2008, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market prices, the Company records the foreclosed asset as nonrecurring Level 3.

Goodwill and Other Intangible Assets

Goodwill and identified intangible assets are subject to impairment testing. A projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, the Company classifies goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3.

WGNB Corp.

Notes to Consolidated Financial Statements, continued

(4) Fair Value, continued

Derivative Financial Instruments

The Company uses interest rate swaps to manage interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates (forward curves derived from observable market interest rate curves).

To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting any applicable credit enhancements such as collateral postings, thresholds, mutual puts and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparties. However, as of March 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Deposits - Time, over $100,000

The Company has fair value hedges on certain time deposits over $100,000.  In accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", the derivatives and the associated hedged items are recorded at their fair value on the Company's balance sheet.  The valuation of the hedged deposits is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the deposits. This analysis reflects the contractual terms of the deposits, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The Company has determined that the fair value of the hedged time deposits over $100,000 fall within Level 2 of the fair value hierarchy.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 aggregated by the level in the fair value hierarchy within which those measurements fall:

Description	Level 1	Level 2	Level 3	Balance at March 31, 2008
Assets
Securities available for sale	$-	118,557,095	-	118,557,095
Derivative financial instruments - fair value hedge	-	1,212,168	-	1,212,168
Total	$-	119,769,263	-	119,769,263
Liabilities
Deposits - Time, over $100,000	$-	37,431,614	-	37,431,614
Derivative financial instruments - cash flow hedge	-	498,449	-	498,449
Total	$-	37,930,063	-	37,930,063

WGNB Corp.

Notes to Consolidated Financial Statements, continued

(4) Fair Value, continued

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. Generally Accepted Accounting Principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents the Company’s assets measured at fair value on a nonrecurring basis as of March 31, 2008 by the level in the fair value hierarchy within which those measurments fall:

Description	Level 1	Level 2	Level 3	Balance at March 31, 2008
Assets
Loans	$-	33,433,631	-	33,433,631
Foreclosed property	-	14,720,786	-	14,720,786
Total	$-	48,154,417	-	48,154,417

(5) Non-performing Assets

Non-performing assets consist of foreclosed property, non-accrual loans and loans 90 days past due still accruing. The table below summarizes nonperforming assets:

	March 31, 2008	December 31, 2007
Foreclosed property	$14,720,786	10,313,331
Non-accrual loans	34,635,138	46,351,870
Loans 90 days past due still accruing	5,176,850	1,204,130
Total	$54,532,774	57,869,331

Non-performing assets consist primarily of 16 residential real estate construction and acquisition and development properties ranging in balance from $1 million to $8 million. All properties are being actively marketed for sale and management is continuously monitoring the properties for proper valuation.

(6) Recent Accounting Pronouncements

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities SFAS No. 161 is an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The objective of SFAS No. 161 is to expand the disclosure requirements of SFAS No. 133 with the intent to improve the financial reporting of how and why an entity uses derivative instruments and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not anticipate the new accounting principle will have a material effect on its financial position or results of operations.
.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis compares the Company’s results of operations for the three month periods ended March 31, 2008 and 2007 and reviews important factors affecting the Company’s financial condition at March 31, 2008, compared to December 31, 2007. These comments should be read in conjunction with the Company’s consolidated financial statements and accompanying notes appearing in this Report.

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

• the matters described under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The Company cautions that the foregoing list of important factors is not exclusive. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

Critical Accounting Policies

The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. These significant accounting policies are described in the notes to the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Notes”). Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers these accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying value of assets and liabilities and the results of operations of the Company. All accounting policies are important, and all policies described in the 2007 Notes should be reviewed for a greater understanding of how the Company’s financial performance is recorded and reported.

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio. Calculation of the allowance for loan losses is a critical accounting estimate due to the significant judgment, assumptions and estimates related to the amount and timing of estimated losses, consideration of current and historical trends and the amount and timing of cash flows related to impaired loans. Please refer to the section of the Company’s Annual Report on 10-K for the year ended December 31, 2007 entitled “Balance Sheet Overview - Provision and Allowance for Possible Loan and Lease Losses” and Note 1 and Note 4 to the 2007 Notes for a detailed description of the Company’s estimation processes and methodology related to the allowance for loan losses.

Results of Operations

Overview

Net earnings for the three months ended March 31, 2008 were $1.83 million which represented a decrease of $149 thousand, or 7.6 percent, when compared to the three months ended March 31, 2007. Net earnings per diluted share was $.30 for the three months ended March 31, 2008 which represented a $.09 per share, or 23.1 percent, reduction from the first quarter of 2007. Comparing the first quarter of 2008 to the first quarter of 2007, the decrease in earnings was most impacted by an increase in non-performing assets which includes non-accrual loans, foreclosed property and loans past due greater than 90 days still accruing. Secondly, the volume of revenues and expenses have increased due to our merger with First Haralson Corporation which was completed July 1, 2007.

Revenue and expense attributable to First Haralson’s operations are included in our first quarter 2008 results, but not in our first quarter 2007 results as more fully discussed below. The earnings per share and diluted earnings per share calculation increased by the additional 1,055,149 shares we issued in the merger with First Haralson contributing to the 23.1 percent decline in earnings per share. The acquired loans of First Haralson did not contribute to our non-performing asset level for the first quarter of 2008. Rather, the revenues and expenses of First Haralson have performed as expected. The merger has not had a materially dilutive or accretive effect in the first nine months of operations. The quality of our credit portfolio is likely to have a continuing significant impact on earnings for the remainder of 2008.

The detrimental impact of non-performing assets will likely reduce earnings through the remainder of 2008 and possibly into 2009 as the residential real estate downturn continues. We have maintained an aggressive loan review and problem loan evaluation process. We recognized additional non-performing assets in the first quarter of 2008. However, the related increase in loan loss provision ($6.4 million), charged-off interest ($182 thousand) and charge-down of foreclosed property ($363 thousand) was taken in the fourth quarter of 2007 as a material subsequent event in our fourth quarter 2007. In addition to this recognition, we are likely to experience further write-downs as our borrowers’ financial condition continues to be weakened by the carrying costs of residential real estate developments without sufficient sales. There are many uncertainties in terms of the credit quality of our residential construction and development portfolio, but the three most critical issues facing us are: (i) the length of time our borrowers can remain in operation and service their debt given little or no sales volume; (ii) the extent real estate values further decline during any period of loan workout, through foreclosure and eventual sale; and (iii) the impact that associated charge-offs will have on our earnings and capital.

Non-performing assets total $54.5 million, or 8.0 percent of total loans including foreclosed property, or 6.2 percent of total assets, as of March 31, 2008. The $54.5 million in non-performing assets was comprised primarily of 16 loan relationships ranging in outstanding balances from $1 million to $8 million. The residential real estate construction and acquisition and development portfolio not including impaired and non-accrual loans was $106.4 million as of March 31, 2008, comprised primarily of 30 loan relationships ranging in balance from $1 million to $8 million. The allowance for loan and lease loss totaled $13.1 million, or 1.98 percent of total loans. Non-performing assets were $58.3 million, or 8.8 percent of total loans plus foreclosed property, or 6.6 percent of total assets, as of December 31, 2007. While we are encouraged by the reduction in non-performing assets and interest in foreclosed property, there can be no assurance that the amount will not increase if the economy continues to weaken.

Since the third quarter of 2007 we have sold $6.2 million of foreclosed property for minimal gain or loss. The carrying values of properties had been written down to fair value less cost to sell through previous charge-offs. We believe our valuation process has to date yielded accurate market values based on our recent sales efforts. However, we continue to hold real estate assets that are likely to be sold in the future. Each valuation or estimation of collectability that management performs in the impairment process of a loan or foreclosure of a property is generally based upon 85 percent of a current appraisal. In some cases, we have discounted the current appraisals where we have become concerned with values on a specific property. Improved property (a lot with a residence), for example, has a more determinable value since sales for comparison purposes are typically more recent. Developed or undeveloped lots, in contrast, require more judgment on the part of management as the excess supply of residential lots, fewer sales for comparative purposes and more frequent distressed sales of these types of properties make valuation more difficult.

Net interest income increased $1.04 million, or 16.6 percent, comparing the first quarter periods of 2008 and 2007. This was our most significant increase when comparing the first quarter periods of 2008 and 2007 and is attributable to the acquired interest-bearing assets and liabilities of First Haralson and effective balance sheet management. Year to date average earning assets grew from $571 million as of March 31, 2007 to over $800 million on March 31, 2008, an increase of $229 million, or 40.3 percent. This increase was also primarily attributable to the First Haralson merger which added approximately $190 million of earning assets to the Company.

Total non-interest income increased $701 thousand, or 40.5 percent.. The increase in non-interest income was primarily attributable to a $585 thousand, 61.2 percent, increase in service charges on deposit accounts. Miscellaneous income increased by $145 thousand, or 27.9 percent, from the first quarter of 2007 to the first quarter of 2008. The increase in service charges on deposit accounts as well as miscellaneous expense also were attributable to the addition of First Haralson’s revenues to the Company

Total non-interest expense increased $1.88 million, or 40.1 percent, comparing the first quarter of 2008 with that of 2007. This increase was primarily attributable to salaries and employee benefits which increased by $748 thousand, or 26.0 percent, comparing the first quarter of 2008 to 2007. Occupancy and other operating expenses increased by $361 thousand, or 54.6 percent, and $775 thousand, or 67.0 percent, respectively, from the same periods. There were no significant non-recurring items which materially affected the financial condition or the net earnings of the Company with the exception of a $171 thousand increase in expenditures related to the collection of loans and the maintenance of foreclosed property. As was the case with net interest income and non-interest income, most of the increase in non-interest expense was attributable to the addition of First Haralson’s expenses to the Company’s operations.

Net Interest Income

Net interest income increased by $1.0 million, or 16.6 percent, in the first quarter of 2008 compared to the first quarter of 2007. Total interest income for the first quarter of 2008 increased by $2.2 million, or 18.8 percent, while total interest expense increased by $1.2 million, or 21.4 percent. Average interest-earning assets outstanding in the first quarter of 2008 totaled $800.5 million compared to average interest-earning assets outstanding of $570.6 million in the first quarter of 2007. This resulted in an average interest-bearing asset increase of $229.9 million, or 40.3 percent, since the first quarter of 2007. Comparing the first quarter of 2008 to 2007, non-interest-bearing deposits, interest-bearing deposits and borrowings increased by $249.9 million, or 46.3 percent.

The large increase in interest-earning assets and interest-bearing liabilities was primarily attributable to the merger with First Haralson. Effective July 1, 2007 we acquired $189.5 million of earning assets which included $9.2 million of Federal funds sold, $42.3 million of available-for-sale securities and $138.0 million of total loans. At the same time, we assumed $180.8 million of deposits and $7.5 million in advances from the Federal Home Loan Bank for a total of $188.3 million. Aside from the merger, we continued to grow organically. Average earning assets have grown organically by approximately $40.4 million and average non-interest-bearing and interest-bearing liabilities have grown by $61.6 million since the first quarter of 2007.

Net interest income for the Company has increased because of growth in interest-bearing assets and liabilities. However, the net interest margin has decreased due to the impact of non-performing assets and a series of short-term interest rate decreases imposed by the Federal Reserve in the fourth quarter of 2007 and the first quarter of 2008. The year-to-date average yield on earning assets has decreased by 129 basis points in the first quarter of 2008 (7.27 percent in 2008 from 8.56 percent in 2007), while the first quarter average cost of funds has decreased by 85 basis points (3.38 percent in 2008 from 4.23 percent in 2007). The net interest margin for the first quarter of 2008 was 3.86 percent, a decrease of 70 basis points, compared to 4.56 percent for the first quarter of 2007.

The net interest margin has decreased more as a result of the increase in our non-performing assets than because of interest rate cuts. The first quarter 2008 average yield (exclusive of loan fees) on loans was 7.27 percent compared to 8.56 percent for the first quarter of 2007. We reversed $306 thousand of interest on impaired loans in the first quarter of 2008. Without this reversal of interest, our average yield on loans for the first quarter of 2008 would have been 7.35 percent. Included in the average balance of our loans are non-accrual loans having an average balance in the amount of $29.7 million. Subtracting the average balance of non-accrual loans from average loans, the average yield on loans would have been 7.70 percent. If one reduces the average balance of loans by the average balance of foreclosed property ($14.7 million), the yield on loans would have been 7.88 percent. Ignoring the impact of charged-off interest, non-accrual loans and foreclosed property, our net interest margin would have been 4.28 percent in the first quarter of 2008 which is only 28 basis points less than the net interest margin in the first quarter of 2007.

Our net interest margin has also decreased as a result of lower loan production. Loan fees are generated by loan originations. Since loan originations have decreased in the first quarter of 2008 compared to the first quarter 2007, the yield contribution of loan fees to interest-bearing assets has likewise decreased. In the first quarter of 2007, loan fees added 35 basis points to the earning asset yield compared 26 basis points in the first quarter of 2008. The reduction in loan fees resulted in a decrease in the net interest margin of 8 basis points.

We have been successful in reducing the Bank’s cost of funds to similar decreases in asset yields. This is largely due to strategies implemented by the Bank’s Asset and Liability Management Committee. In late 2006, we entered into a hedging strategy in anticipation of the possibility of declining rates. We swapped the fixed interest rates on $41.2 million of brokered deposits to floating interest rates on September 19, 2006. The hedging contract resulted in a reduction in interest expense of $210 thousand in the first quarter of 2008. In addition, approximately 39 percent of the Bank’s interest-bearing liabilities are comprised of transaction accounts. These accounts are not contractually tied to a fixed interest rate. We have the ability to control the cost of those funds as long as we remain competitive. Management believes it has successfully controlled the cost of funds thereby allowing asset yields to respond to decreases in market interest rates. The change in market interest rates has had a reduced impact on our net interest margin.

Non-Interest Income and Expense

Non-interest income increased by $701 thousand, or 40.5 percent, when comparing the first quarter of 2008 to first quarter of 2007. Service charge income increased by $585 thousand, or 61.2 percent, when comparing the first quarters 2008 and 2007. This increase is primarily attributable to the addition of First Haralson’s customer base. Prior to the merger, First Haralson was averaging approximately $180 thousand per month in service charges on deposit accounts which would result in an increase of approximately $540 thousand for the quarter. The remainder of the increase in service charges on deposit accounts is attributable to growth in the number of deposit accounts since the merger.

Mortgage fee income increased by $16 thousand, or 15.8 percent, from first quarter 2007 to first quarter 2008. Mortgage origination volume has finally begun to increase after three years of decline. The mortgage origination volume that the Company is experiencing generally results from home purchases and a small amount of refinance activity. Although the increase was not large, management is encouraged that it is continuing to increase, particularly in light of the potential of a continuing weakening of the residential real estate market in the Company’s market area.

During the first quarter of 2008, the brokerage division generated $111 thousand in brokerage fees which represented a $45 thousand, or 28.6 percent decrease, compared to the first quarter of 2007. The brokerage division had reached a cumulative breakeven point by the end of 2007. However, the activity in the department has decreased significantly due to the volatility and uncertainty in the stock market.

ATM network fees increased by $179 thousand, or 86.6%. Again, the majority of the increase was attributable to the revenue contribution of First Haralson’s operations. Before the merger, First Haralson’s average ATM network fees were approximately $53 thousand per month which would account for approximately $159 thousand of the increase in ATM network fees. In addition, we recorded a gain on the sale of securities in the amount of $47 thousand in the first quarter of 2008. We consider this gain non-recurring in nature. The sale of securities was part of a strategy to reposition the investment portfolio for interest rate risk purposes and involved the sale of $5.0 million of shorter term investment securities to reposition that portion of the portfolio to longer term. Miscellaneous income decreased by $92 thousand, or 29.3% comparing the first quarter of 2008 to the first quarter of 2007. We received a distribution of $118 thousand from a business development partnership in which we are a member in the first quarter of 2007 which was non-recurring in nature.

When comparing total non-interest expense for the three month periods ended March 31, 2008 with that of 2007, we experienced an increase of $1.9 million, or 40.1 percent. This increase includes a $748 thousand, or 26.0 percent, increase in salaries and benefits. Salaries and benefits were expected to increase to a larger extent as a result of the merger. However, because of the elevated loan loss provision, charged-off interest and charged down foreclosed property the Company experienced in the last quarter of 2007 and the first quarter of 2008, our bonus and profit sharing accruals were $412 thousand less in the first quarter of 2008 than they were in the first quarter of 2007.

As of March 31, 2008, we had 273 full time equivalent employees compared to 184 full time equivalent employees at March 31, 2007. We have added 81 full time equivalent employees (for an increase of 43.5%) as a result of the First Haralson merger. The additional employee count in the first quarter of 2008 accounted for nearly all of the increase in salaries and benefits from the first quarter of 2007. In addition to the First Haralson acquisition, we added two staff members as a result of the commercial loan production office we opened in July 2007 and we added five staff members to operate our second Banco De Progreso location in Coweta County in December 2007. Two other commercial lenders (one in our Bowdon market and the other in our Bremen market) have been added since the first quarter of 2007.

Occupancy expense in the first quarter of 2008 increased $361 thousand, or 54.6 percent, when compared to the first quarter of 2007. The increase in occupancy expense was primarily attributable to the merger. We added [five] branches and First Haralson’s main office to our locations. The increase in depreciation attributable to the added fixed assets accounted for $136 thousand of the increase. Maintenance of our branch system and banking equipment increased by $82 thousand from the first quarter of 2007 to 2008. Our telephone system has been upgraded to accommodate the entire branch system. Telephone expense has increased by $72 thousand from the first quarter of 2007 to the first quarter of 2008. However, we expect that telephone expense will be reduced significantly for the remainder of 2008 as we migrate to one telephone system. The remainder of the increase is attributable to utilities, insurance and property taxes.

Other operating expense increased by $775 thousand, or 67.0 percent, from the first quarter of 2007 to the first quarter of 2008. We now are amortizing a core deposit premium of $143 thousand in the first quarter of 2008 which did not occur in the first quarter of 2007. Other operating expense includes expense to collect and administer loans and expense to maintain and manage foreclosed property. These expenses have increased by $128 thousand, or 69.7 percent. ATM network expense also increased by $98 thousand, while ATM revenue which is included in miscellaneous income increased by $179 thousand, from 2007 to 2008. Supplies and postage related to maintaining a larger customer base have increased by $74 thousand, or 43.3 percent. The remaining $332 thousand increase is attributable to: (i) professional fees related to audit and accounting, software consulting and maintenance; (ii) deposit insurance and regulatory fees resulting from our larger deposit base; (iii) directors fees resulting from our expanded board; and (iv) approximately twenty other line items that are included in other operating expenses.

Income Taxes

Income tax expense for the first three months of each year was $585 thousand in 2008 and $953 thousand in 2007. The effective tax rates for each of the periods ended March 31, 2008 and 2007 were 24.2 percent and 32.5 percent, respectively. The effective tax rate has decreased due to the increase in tax advantaged income such as interest on municipal securities and tax credits as a percentage of total income.

Provision and Allowance for Loan Losses

The adequacy of the allowance for loan losses is determined through management’s informed judgment concerning the amount of risk inherent in the Bank’s loan and lease portfolios. This judgment is based on such factors as the change in levels of non-performing and past due loans and leases, historical loan loss experience, borrowers’ financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions. Management has taken an aggressive approach to identification and recognition of potential problem loans. In addition, management is attempting to recognize impairment of a loan and to continue to analyze and evaluate current market values for collateral on impaired loans. While uncertainty prevails in assessing loan quality and collateral valuations, a formal allowance for loan loss adequacy test is performed quarterly and updates are performed each month end. Specific amounts of loss are estimated on problem loans and historical loss percentages are applied to the balance of the portfolio using certain portfolio stratifications. Additionally, the evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions, regulatory examination results, and the existence of loan concentrations.

Through our problem loan identification program, we strive to identify those loans that exhibit weakness and classify them on a classified and criticized loan list. Management has elected to meet with lenders and credit staff more often and in greater detail than it may have in a more stable credit quality period. Special attention is given to construction and land development loans in order to accurately evaluate the exposure to loan loss of this portfolio. This migration analysis assigns historical loss amounts to pools of loans according to classifications of risk ratings to calculate a general allowance to the overall portfolio. In cases where significant weaknesses exist in a specific loan, a specific reserve is assigned to such loan.

The allowance for loan losses at March 31, 2008 was $13.1 million, or 1.98 percent of total loans, compared to $6.0 million, or 1.21 percent of loans, at March 31, 2007 and $12.4 million, or 1.88 percent of total loans, at December 31, 2007. Management believes that the allowance for loan losses is adequate to absorb risk of loss identified in the loan portfolio as of March 31, 2008. Changes in the allowance for loan losses for the three month period ended March 31, 2008 compared to March 31, 2007 are as follows:

Allowance for Loan Loss

	For the Three Months Ended March 31,
	2008	2007
Balance at beginning of period	$12,422,428	$5,748,355
Charge-offs:
Commercial, financial and agricultural	47,853	28,088
Real estate – construction	4,998	12,540
Real estate – mortgage	11,425	78,434
Consumer loans	85,974	26,022
Total charge-offs	150,250	145,084
Recoveries:
Commercial, financial and agricultural	11,645	-
Real estate – construction	62,320	-
Real estate – mortgage	1,471	2,381
Consumer loans	44,434	28,257
Total recoveries	119,870	30,638
Net (charge-offs) recoveries	(30,380)	(114,446)
Provision for loan losses	750,000	375,000

Balance at end of period	$13,142,048	$6,008,909

Ratio of net (charge-offs) recoveries during the period to average loans outstanding	<(0.01)%	(0.02)%

Ratio of allowance to total loans	1.98%	1.21%

Non-Performing Assets and Past Due Loans

Non-performing assets, comprised of foreclosed property, non-accrual loans and loans for which payments are more than 90 days past due, totaled $54.5 million at March 31, 2008, compared to $6.2 million at March 31, 2007 and $57.9 million at December 31, 2007. Non-performing assets as a percentage of total loans and foreclosed property owned at March 31, 2008, March 31, 2007 and December 31, 2007 were 8.02 percent, 1.26 percent and 8.82 percent, respectively. From March 31, 2007 to March 31, 2008 foreclosed property increased $12.6 million, non-accrual loans increased $34.1 million and loans for which payments are more than 90 days past due increased $1.5 million.

In recognition of the potential impact of the residential real estate downturn, management began to raise the credit standards for those borrowers. The suddenness and the severity with which the downturn came in the last quarter of 2007 and the first quarter of 2008 was, however, more than anticipated. The impact that sub-prime mortgage lending had on the absorption rate of home sales in the market area was also unanticipated. When sub-prime lenders began to experience credit quality problems related to increased rates in the adjustable sub-prime market, that type of lending ceased. Further, as homes that were built and lots were developed to meet the sub-prime and conforming mortgage demand came to market, not only had the sub-prime demand decreased sharply, but homes which were subject to sub prime lending began emerging back on the market in foreclosure. This resulted in a (by some estimates) 28 to 36 month supply of homes for sale in the market and a five to six year supply of developed lots. The declining demand for housing is now being further exasperated by a downturn in the national economy, rising energy prices and a volatile stock market.

The excess of supply of residential property and floundering national and local economy has had a negative impact on our residential construction and development borrowers. They are experiencing much longer than expected sales time and, therefore, the holding period and expense of the homes or residential lots was much higher than expected. As time passes, the borrowers have been paying the interest and ownership carry on the properties, but have diminished their financial capacity to continue to hold the property. Thus, we have been experiencing an increased number of past due loans which has led to impairment of the loan and possible foreclosure for some borrowers. In addition, some borrowers may file for protection under bankruptcy laws which can further lengthen the collection period of the loan. Approximately 80% of the total amount of non-performing assets as of March 31, 2008 was made up of sixteen loan relationships with balances of $2 million to $7 million per relationship.

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

Management’s most critical priority is disposing and maximizing the net realizable value of the non-performing assets. Management will be considering multiple avenues to reduce non-performing assets. The holding period of non-performing assets must be minimized as these assets bear a cost to carry for us in both interest carry and maintenance and real estate taxes. We believe that the ultimate outcome of this cycle of economic downturn is the largest uncertainty management faces over the next twelve months. We also believe we are in a market that has high historical and projected population and income growth potential.

Financial Condition

Overview

Total assets were $886.2 million at March 31, 2008, an increase of $2.5 million, or 0.3 percent, from December 31, 2007. During the first quarter of 2008, total loans increased $5.2 million, or 0.8 percent, and total deposits decreased $3.3 million, or 0.5 percent. Loan demand in the Bank’s market area has decreased considerably compared to historical levels. In the first quarter of 2008, we funded our loan growth with liquidity that was on the balance sheet.

Assets and Funding

At March 31, 2008, earning assets totaled $760.6 million, a decrease of $6.6 million, or 0.9 percent, from December 31, 2007. Both periods were hampered by the high level of non-performing assets described elsewhere in this report. The annual growth in earning assets from March 31, 2007 to March 31, 2008 was $184.9 million, or 32.1 percent. The mix of interest earning assets at the end of first quarter 2008 is very similar to that of our 2007 fiscal year end. Total loans to total deposits was 94.6 percent and 93.4 percent as of March 31, 2008 and December 31, 2007, respectively. Management intends to remain more liquid in 2008 as uncertainty prevails in the banking industry. Additionally, we expect lower than historical loan growth and asset growth in 2008.

At March 31, 2008, interest-bearing liabilities decreased $5.1 million, or 0.7 percent, when compared to December 31, 2007 but increased $214.2 million, or 43.4 percent, since March 31, 2007. Non-interest bearing demand accounts increased by $7.7 million, or 11.4 percent, interest-bearing demand accounts increased by $1.3 million, or 0.6 percent, and total time deposits decreased by $12.8 million, or 3.2 percent, comparing March 31, 2008 to December 31, 2007. At March 31, 2008, deposits represented 87.3 percent and Federal Home Bank advances, securities sold under repurchase and the junior subordinated debentures represented 12.7 percent of interest-bearing liabilities, respectively, compared to 88.2 percent and 11.8 percent, respectively, as of December 31, 2007.

Major classifications of loans at March 31, 2008 and December 31, 2007 are summarized as follows:

Loan	March 31, 2008	December 31, 2007
Commercial, financial and agricultural	$60,823,174	$63,038,467
Real Estate – mortgage	337,947,733	313,836,443
Real Estate – construction	225,956,124	242,216,730
Consumer	40,432,464	40,872,282
Total	$665,159,495	$659,963,922

Unearned loan fees	(1,741,890)	(1,802,831)
Allowance for loan losses	(13,142,048)	(12,422,428)
Net Loans	$650,275,557	$645,738,663

Liquidity and Capital Resources

Net cash provided by operating activities totaled $357 thousand for the three months ended March 31, 2008. Net cash used by investing activities totaled $4.7 million, which consisted primarily of $15.6 million cash used to fund loans, $4.5 million of net proceeds from sales, maturities and additional purchases of available-for-sale investment securities and $6.2 million in proceeds from the sale of foreclosed property. Net cash provided by financing activities totaled $1.3 million for the three months ended March 31, 2008, which primarily consisted of a $3.3 million decrease in deposits, $8.4 million in proceeds from federal funds purchased and repayment of Federal Home Loan Bank borrowings in the amount of $2.5 million. The net decrease in cash and cash equivalents for the period ended March 31, 2008 was $3.0 million.

Total stockholders’ equity at March 31, 2008 was 9.1 percent of total assets, equal to 9.1 percent at December 31, 2007. Total stockholders’ equity increased by $566 thousand primarily due to an increase in retained earnings of $558 thousand. However, assets also increased which caused the percentage of capital to remain the same.

At March 31, 2008, WGNB Corp. was in compliance with various regulatory capital requirements administered by federal banking agencies. The following is a table representing WGNB Corp.’s consolidated Tier-1, tangible capital, and risk-based capital:

March 31, 2008
	Actual		Required		Excess
	Amount	%	Amount	%	Amount	%

Total capital (to risk-weighted assets)	$69,798	10.33%	$54,070	8.00%	$15,728	2.33%
Tier 1 capital (to risk-weighted assets)	61,349	9.08%	27,035	4.00%	34,314	5.08%
Tier 1 capital (to average assets)	61,349	7.05%	34,790	4.00%	26,559	3.05%

Off Balance Sheet Risk

Through the operations of the Bank, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time. At March 31, 2008, the Bank had issued commitments to extend credit of $86,149,000 through various types of commercial lending arrangements and additional commitments through standby letters of credit of $10,079,000. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The Bank manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. Because the letters of credit generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The Company has little or no risk related to trading accounts, commodities or foreign exchanges.

Interest rate risk, which encompasses price risk, is the exposure of a banking organization’s financial condition and earnings ability to adverse movements in interest rates. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2007, which reflected changes in market prices and rates, can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Asset/Liability Management.”

Management actively monitors and manages the Company’s interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital, while adjusting the Company’s asset-liability structure to obtain the maximum yield versus cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. Management believes that there have been no significant changes in the Company’s market risk exposure since December 31, 2007.

Item 4T. Controls and Procedures

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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

While the Company and its subsidiaries are from time to time party to various legal proceedings arising from the ordinary course of business, management believes that there are no proceedings of material risk threatened or pending.

Item 1A. Risk Factors

There have been no material changes to the risk factors affecting the Company from those set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable

(c)	There were no issuer purchases of equity securities during the period covered by this Report.

During the first quarter of 2008, the Company declared quarterly cash dividends amounting to 21 cents per share which were paid on April 4, 2008. The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements.

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

Dated: May 15, 2008

WGNB CORP.

By:	/s/ H. B. Lipham, III
H. B. Lipham, III
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven J. Haack
Steven J. Haack
Secretary and Treasurer
(Principal Financial Officer)