Form 10-Q
period 2008-06-30
WGNB CORP
filed 2008-07-22
CIK 1115568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number: 000-30805

WGNB CORP.

(Exact name of registrant as specified in its charter)

Georgia	58-1640130
(State of Incorporation)	(I.R.S. Employer Identification No.)

201 Maple Street
P.O. Box 280
Carrollton, Georgia 30112

(Address of principal executive offices)

(770) 832-3557

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 15, 2008

Common Stock, no par value	6,057,594

WGNB CORP.

Part I – Financial Information

Item 1.  Financial Statements

The unaudited financial statements of WGNB Corp. (the “Company”) are set forth on the following pages. All adjustments have been made which, in the opinion of management, are necessary in order to make the financial statements not misleading.

WGNB CORP.
Consolidated Balance Sheets
As of June 30, 2008 and December 31, 2007

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
Assets
Cash and due from banks	$21,519,160	6,004,621
Interest – bearing funds in other banks	2,912,357	1,463,719
Federal funds sold	19,384,000	18,377,000

Cash and cash equivalents	43,815,517	25,845,340

Securities available for sale	119,933,770	122,693,244
Securities held to maturity, estimated fair values of $7,475,126 and $7,901,389	7,475,126	7,901,839
Loans, net	634,161,296	645,738,663
Premises and equipment, net	17,959,085	18,356,970
Accrued interest receivable	4,670,090	5,927,168
Cash surrender value of life insurance	3,721,748	3,639,550
Goodwill and other intangibles, net	29,174,092	29,433,841
Foreclosed property	29,450,741	10,313,331
Deferred taxes	6,354,769	6,389,057
Income tax receivable	3,242,875	-
Other assets	9,589,834	7,425,520

	$909,548,943	883,664,523
Liabilities and Stockholders’ Equity
Deposits:
Demand	$76,050,527	67,614,983
Interest bearing demand	224,599,732	220,137,199
Savings	20,083,945	19,122,668
Time	171,761,862	170,112,285
Time, over $100,000	249,241,630	229,390,354

Total deposits	741,737,696	706,377,489

Federal Home Loan Bank advances	52,000,000	54,500,000
Securities sold under repurchase agreements	20,000,000	20,000,000
Junior subordinated debentures	10,825,000	10,825,000
Accrued interest payable	2,949,812	3,990,807
Other liabilities	7,364,756	7,820,335
Total liabilities	834,877,264	803,513,631
Commitments
Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value in 2008 and $1.25 par value in 2007, 20,000,000 shares authorized; 6,057,594 shares issued and Outstanding	37,868,224	7,571,993
Additional paid-in capital	-	30,199,481
Retained earnings	37,415,234	41,786,537
Accumulated other comprehensive income (loss)	(611,779)	592,881

Total stockholders’ equity	74,671,679	80,150,892

	$909,548,943	883,664,523
See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Operations
For the Three Months Ended June 30, 2008 and 2007
(unaudited)
	For the Three Months Ended
	June 30, 2008	June 30, 2007
Interest income:
Interest and fees on loans	$9,819,841	11,298,066
Interest on federal funds sold	71,525	93,187
Interest on investment securities:
U.S. Government sponsored enterprises	617,750	256,607
State, county and municipal	776,016	356,318
Other	347,426	320,143

Total interest income	11,632,558	12,324,321

Interest expense:
Interest on deposits:
Demand	899,083	1,411,185
Savings	16,335	50,204
Time	4,568,673	3,557,492
Interest on FHLB and other borrowings	796,376	707,091

Total interest expense	6,280,467	5,725,972

Net interest income	5,352,091	6,598,349

Provision for loan losses	8,100,000	375,000

Net interest income (expense) after provision for loan losses	(2,747,909)	6,223,349
Other income:
Service charges on deposit accounts	1,534,394	1,010,759
Mortgage origination fees	53,865	97,987
Brokerage fees	123,346	144,805
ATM network fees	357,770	212,661
Gain on sales of securities available for sale	58,746	-
Gain on sale of foreclosed properties	108,977	-
Miscellaneous	272,691	333,354

Total other income	2,509,789	1,799,566
Other expenses:
Salaries and employee benefits	3,578,258	2,931,017
Occupancy	1,025,214	645,911
Expense on loans and foreclosed property	554,549	42,673
Other operating	1,763,939	1,098,837

Total other expenses	6,921,960	4,718,438

(Loss) earnings before income taxes	(7,160,080)	3,304,477

Income tax benefit (expense)	2,865,947	(1,050,843)

Net (loss) earnings	$(4,294,133)	2,253,634

Basic (loss) earnings per share	$(0.71)	0.45
Diluted (loss) earnings per share	$(0.71)	0.45
Dividends declared per share	$0.1050	0.2034
See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Comprehensive Income
For the Three Months Ended June 30, 2008 and 2007
(unaudited)

	For the Three Months Ended
	June 30, 2008	June 30, 2007

Net (loss) earnings	$(4,294,133)	2,253,634
Other comprehensive loss, net of tax:
Unrealized losses on investment
securities available for sale:
Unrealized losses arising during the period	(2,121,602)	(676,815)
Associated income tax benefit	721,345	230,117
Reclassification adjustment for gain realized	(58,746)	-
Associated taxes	19,974	-
Change in fair value of derivatives for cash flow hedges:
Decrease in fair value of derivatives for cash flow hedges
arising during the period	421,235	-
Associated tax benefit	(143,220)	-

Other comprehensive (loss) income	(1,161,014)	(446,698)

Comprehensive (loss) income	$(5,455,147)	1,806,936

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Operations
For the Six Months Ended June 30, 2008 and 2007
(unaudited)

	For the Six Months Ended
	June 30, 2008	June 30, 2007
Interest income:
Interest and fees on loans	$22,121,955	22,126,660
Interest on federal funds sold	124,691	166,283
Interest on investment securities:
U.S. Government sponsored enterprises	1,282,521	542,280
State, county and municipal	1,533,076	718,669
Other	701,422	661,932

Total interest income	25,763,665	24,215,824
Interest expense:
Interest on deposits:
Demand	2,151,660	2,809,107
Savings	63,546	98,596
Time	9,307,794	6,958,365
Interest on FHLB and other borrowings	1,576,573	1,479,005

Total interest expense	13,099,573	11,345,073

Net interest income	12,664,092	12,870,751
Provision for loan losses	8,850,000	750,000

Net interest income after provision for loan losses	3,814,092	12,120,751
Other income:
Service charges on deposit accounts	3,073,657	1,965,448
Mortgage origination fees	170,912	199,043
Brokerage fees	234,551	300,606
ATM network fees	742,936	419,116
Gain on sales of securities available for sale	105,669	-
Gain on sale of foreclosed properties	121,258	-
Miscellaneous	495,487	648,635

Total other income	4,944,470	3,532,848
Other expenses:
Salaries and employee benefits	7,204,623	5,809,496
Occupancy	2,048,058	1,307,482
Expense on loans and foreclosed property	847,617	94,457
Other operating	3,402,569	2,203,935

Total other expenses	13,502,867	9,415,370

(Loss) earnings before income taxes	(4,744,305)	6,238,229

Income tax benefit (expense)	2,281,144	(2,004,190)

Net (loss) earnings	$(2,463,161)	4,234,039
Basic (loss) earnings per share	$(0.41)	0.85
Diluted (loss) earnings per share	$(0.41)	0.84
Dividends declared per share	$0.3150	0.4000

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Comprehensive Income
For the Six Months Ended June 30, 2008 and 2007
(unaudited)

	For the Six Months Ended
	June 30, 2008	June 30, 2007

Net (loss) earnings	$(2,463,161)	4,234,039
Other comprehensive loss, net of tax:
Unrealized losses on investment
securities available for sale:
Unrealized losses arising during the period	(1,671,996)	(584,765)
Associated income tax benefit	568,479	198,820
Reclassification adjustment for gain realized	(105,669)	-
Associated taxes	35,927	-
Change in fair value of derivatives for cash flow hedges:
Decrease in fair value of derivatives for cash flow hedges
arising during the period	(47,577)	-
Associated tax benefit	16,176	-

Other comprehensive loss	(1,204,660)	(385,945)

Comprehensive (loss) income	$(3,667,821)	3,848,094

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007
(unaudited)

	For the Six Months Ended
	June 30, 2008	June 30, 2007

Cash flows from operating activities:
Net (loss) earnings	$(2,463,161)	4,234,039
Adjustments to reconcile net (loss) earnings to net cash
provided by operating activities:
Depreciation, amortization and accretion	920,612	457,790
Provision for loan losses	8,850,000	750,000
Gain on sale of premises and equipment	(2,089)	(5,070)
Income from bank owned life insurance	(82,198)	-
Gain on sale of securities available for sale	(105,669)	-
Net gain on sale of foreclosed property	(121,258)	-
Stock-based employee compensation expense	98,000	84,500
Change in:
Income tax receivable	(3,242,875)	-
Other assets	(299,942)	(913,180)
Other liabilities	(1,494,691)	207,502

Net cash provided by operating activities	2,056,729	4,815,581

Cash flows from investing activities:
Proceeds from the sale of available for sale securities	7,328,485	-
Proceeds from maturities of securities available for sale	6,934,784	44,543,174
Proceeds from maturities of securities held to maturity	427,211	756,030
Purchases of securities available for sale	(13,121,930)	(32,592,278)
Net change in loans	(17,959,559)	(43,346,413)
Purchases of premises and equipment	(452,837)	(1,098,423)
Proceeds from the sale of premises and equipment	3,778	5,070
Proceeds from sales of foreclosed property	2,226,215	107,506
Capital expenditures for foreclosed property	(421,631)	(270,929)

Net cash used by investing activities	(15,035,484)	(31,896,263)

Cash flows from financing activities:
Net change in deposits	35,360,207	47,678,958
Repayment of FHLB advances	(2,500,000)	-
Net change in federal funds purchased	-	(2,475,000)
Dividends paid	(1,910,025)	(1,936,096)
Proceeds from exercise of stock options	-	61,319
Offering costs	(1,250)	-

Net cash provided by financing activities	30,948,932	43,329,181

Change in cash and cash equivalents	17,970,177	16,248,499
Cash and cash equivalents at beginning of period	25,845,340	13,233,448
Cash and cash equivalents at end of period	$43,815,517	29,481,947

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Cash Flows, continued
For the Six Months Ended June 30, 2008 and 2007
(unaudited)

	For the Six Months Ended
	June 30, 2008	June 30, 2007

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$14,140,568	11,302,376
Income taxes	-	2,166,000

Non-cash investing and financing activities:
Transfer of loans to foreclosed property	30,307,064	1,561,400
Loans to facilitate the sale of foreclosed property	9,486,328	-
Change in unrealized gains/losses on
securities available for sale, net of tax	(1,173,259)	(385,945)
Change in fair value of derivatives for cash flow
hedges, net of tax	(31,401)	-
Change in dividends payable	(1,883)	280,538

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

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company’s financial position as of June 30, 2008, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2008 and 2007. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with the consolidated financial statements, related notes thereto and the report of independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which included the results of operations for the years ended December 31, 2007, 2006 and 2005.

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

Set forth below is a table showing a reconciliation of the amounts used in the computation of basic and diluted earnings per share. Only a reconciliation of amounts for the periods ended June 30, 2007 is presented. No presentation for the periods ended June 30, 2008 is set forth below because inclusion of potential common shares in the diluted loss per share calculation for these periods would be anti-dilutive. Reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the periods ended June 30, 2007 is as follows:

	For the Quarter Ended June 30, 2007
			Earnings
	Net Earnings	Common Shares	per Share

Basic earnings per share	$2,253,634	5,003,790	$0.45
Effect of dilutive securities – Stock Options	-	41,277	(0.00)
Diluted earnings per share	$2,253,634	5,045,067	$0.45

	For the Six Months Ended June 30, 2007
			Earnings
	Net Earnings	Common Shares	per Share

Basic earnings per share	$4,234,039	5,002,545	$0.85
Effect of dilutive securities – Stock Options	-	40,169	(0.01)
Diluted earnings per share	$4,234,039	5,042,714	$0.84

WGNB Corp.
Notes to Consolidated Financial Statements

(3) Stock Compensation Plans

The Company accounts for its stock based employee benefit plans in accordance with SFAS No. 123 (revised 2004) (“SFAS No. 123 (R)”), Share-Based Payment. SFAS No. 123 (R) addresses the accounting for share-based payment transactions in which the Company receives employee services in exchange for equity instruments of the Company. SFAS No. 123 (R) requires the Company to recognize as compensation expense the “grant date fair value” of stock options granted to employees in the statement of operations using the fair-value-based method.

The Company recognized $47,500 and $44,750 of stock-based employee compensation expense during the three months ended June 30, 2008 and 2007, respectively, and $98,000 and $84,500 of stock-based compensation during the six months ended June 30, 2008 and 2007, respectively, associated with its stock option grants. The Company is recognizing the compensation expense for stock option grants with graded vesting schedules on a straight-line basis over the requisite service period of the award as permitted by SFAS No. 123 (R). As of June 30, 2008, there was $545,037 of unrecognized compensation cost related to stock option grants. The cost is expected to be recognized over the remaining vesting period of five years.

The grant-date fair value of each option granted during 2008 and 2007 was $3.37 and $6.39, respectively. The Company did not grant any options during the second quarters of 2008 or 2007. The fair value of each option is estimated on the date of grant using the Black-Scholes Model. The following weighted average assumptions were used for grants in 2008 and 2007:

	2008	2007
Dividend yield	3.09%	2.72%
Expected volatility	22%	20%
Risk-free interest rate	3.50%	4.83%
Expected term	6.5 years	6.6 years

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

Fair Value Hierarchy

Under SFAS No. 157, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1 –	Valuation is based upon quoted prices for identical instruments traded in active markets.
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

WGNB Corp.
Notes to Consolidated Financial Statements

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, (“SFAS No. 114”). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2008, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

WGNB Corp.

Notes to Consolidated Financial Statements

(4) Fair Value, continued

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparties. However, as of June 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 aggregated by the level in the fair value hierarchy within which those measurements fall:

Description	Level 1	Level 2	Level 3	Balance at June 30, 2008
Assets
Securities available for sale	$-	119,933,770	-	119,933,770
Total	$-	119,933,770	-	119,933,770
Liabilities
Derivative financial instruments-cash flow hedge	$-	77,212	-	77,212
Total	$-	77,212	-	77,212

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. Generally Accepted Accounting Principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents the Company’s assets measured at fair value on a nonrecurring basis as of June 30, 2008 by the level in the fair value hierarchy within which those measurements fall:

Description	Level 1	Level 2	Level 3	Balance at June 30, 2008
Assets
Loans	$-	48,868,864	-	48,868,864
Foreclosed property	-	29,450,751	-	29,450,751
Total	$-	78,319,615	-	78,319,615

WGNB Corp.

Notes to Consolidated Financial Statements

(5) Non-performing Assets

Non-performing assets consist of foreclosed property, non-accrual loans and loans 90 days past due still accruing. The table below summarizes nonperforming assets:

	June 30, 2008	December 31, 2007
Foreclosed property	$29,450,741	10,313,331
Non-accrual loans	56,050,301	46,351,870
Loans 90 days past due still accruing	2,779,403	1,204,130
Total	$88,280,445	57,869,331

Non-performing assets consist primarily of 20 residential real estate construction and development properties ranging in balance from $1 million to $8 million. All properties are being actively marketed for sale and management is continuously monitoring the properties for proper valuation.

(6) Commitments

Derivative Instruments and Hedging Activities

The Company entered into a series of interest rate swap agreements in the total notional amount of $41,156,509 on September 19, 2006 related to its issuance of brokered certificates of deposit. The interest rate swap contracts had various notional amounts and maturity dates, receive fixed rates and pay floating rates stated in terms of basis points plus or minus 1 Month LIBOR. The 1 month LIBOR rate at the initiation of the contracts was 5.33%, but the pay floating rate changed each month on the monthly reset date of each contract at a spread which remained constant. The 1 month LIBOR rate of the contracts was 2.74% and the total notional amount of the contracts was $31,100,476 as of April 4, 2008 when the Company sold the swaps for a gain of $637,970 that it is amortizing over the original term of the swaps in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company had designated the swap contracts as a fair value hedge and, accordingly, recorded the fair value of the derivative as well as the fair value of the item being hedged on its balance sheet. Changes in the fair value of the swap contracts and the item being hedged were recorded in current period earnings prior to the sale of the swaps.

(7) Stockholders’ Equity

On May 22, 2008 the Company filed a Form S-3 with the Securities and Exchange Commission to register 500,000 shares of its common stock for its Direct Stock Purchase and Dividend Reinvestment Plan. The plan offers holders of the Company’s common stock and new investors the opportunity to reinvest their dividends into the Company’s common stock or purchase common stock with optional cash payments of $250 to $10,000 per month without the payment of brokerage commissions or service charges.

On June 10, 2008 the Company’s shareholders voted to amend WGNB Corp.’s Amended and Restated Articles of Incorporation in order to increase the number of authorized shares of WGNB Corp.’s common stock from 10,000,000 shares having a $1.25 par value per share to 20,000,000 shares having no par value, and authorize the creation of 10,000,000 shares of preferred stock having no par value which could be designated by the Board in one or more series in the future.

WGNB Corp.

Notes to Consolidated Financial Statements

(8) Recent Accounting Pronouncements

 Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 is an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The objective of SFAS No. 161 is to expand the disclosure requirements of SFAS No. 133 with the intent to improve the financial reporting of how and why an entity uses derivative instruments and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not anticipate the new accounting principle will have a material effect on its financial position or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis compares WGNB Corp.’s results of operations for the three- and six-month periods ended June 30, 2008 and 2007 and reviews the important factors affecting WGNB Corp.’s financial condition at June 30, 2008 compared to December 31, 2007. These comments should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes appearing elsewhere in this Report.

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

•	the effect of changes in interest rates;

•	the possibility that we may become subject to a formal agreement with our primary regulators and may be restricted in our use of brokered deposits;

•	the effect of changes in the business cycle and downturns in local, regional or national economies.

•	the matters described under Part I, Item 1A, Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Company cautions that the foregoing list of important factors is not exclusive. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

Critical Accounting Policies

The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. These significant accounting policies are described in the notes to the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “Notes”). Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers these accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying value of assets and liabilities and the results of operations of the Company. All accounting policies are important, and all policies described in the Notes should be reviewed for a greater understanding of how the Company’s financial performance is recorded and reported.

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio. Calculation of the allowance for loan losses is a critical accounting estimate due to the significant judgment, assumptions and estimates related to the amount and timing of estimated losses, consideration of current and historical trends and the amount and timing of cash flows related to impaired loans. Please refer to the section of the Company’s Annual Report on 10-K for the year ended December 31, 2007 entitled “Balance Sheet Overview – Provision and Allowance for Possible Loan and Lease Losses” and Note 1 and Note 3 to the Notes for a detailed description of the Company’s estimation processes and methodology related to the allowance for loan losses.

Results of Operations

Overview

The net loss for the six months ended June 30, 2008 was $2.46 million, or $0.41 per diluted share, a decrease of $6.70 million when compared to net earnings for the six months ended June 30, 2007 of $4.23 million, or $0.84 per diluted share. The net loss for the three months ended June 30, 2008 was $4.29 million, or $0.71 per diluted share, compared to net earnings of $2.25 million, or $0.45 per diluted share, for the three months ended June 30, 2007. The net loss, both year to date and quarter to date 2008, is primarily attributable to continued asset quality deterioration.

Revenue and expense attributable to First Haralson Corp.’s operations, which we acquired in July 2007, are included in our first and second quarter 2008 results, but not in the first or second quarter 2007 results. In general, as we analyzed the combination of the two companies, we expected that non-interest income and non-interest expense would increase by approximately 45 and 55 percent, respectively. In addition, we expected net interest income to similarly increase commensurate with the earning assets and interest-bearing liabilities acquired from First Haralson. The merger generally contributed to net interest income and net interest margin in a positive manner. However, the charge-off of accrued interest and interest carry related to non-performing assets has had an overall detrimental effect on our net interest income. The acquired loans of First Haralson have not contributed to our level of non-performing assets. Rather, the revenues and expenses of First Haralson have performed as expected. Consequently, the merger has not had a materially dilutive or accretive effect in the first twelve months of operations of the combined companies.

The three major developments in the operations and earnings of the Company are: (i) the increase in the loan loss provision; (ii) the charge-off of accrued interest on impaired loans; and (iii) expenses related to carrying foreclosed property and collecting on impaired loans. The Company recorded a loan loss provision in the amount of $8.10 million in the second quarter of 2008 compared to $375 thousand in the second quarter of 2007. The year to date loan loss provision was $8.85 million for 2008, compared to $750 thousand for the year to date 2007. The Company has charged-off interest on impaired loans in the amount of $1.73 million for the first six months of 2008 of which $1.42 million was charged-off in the second quarter of 2008, compared to no charge-offs in 2007. This charged-off interest is recorded as a reduction of interest income and is reflected in net interest income for the six month period ended June 30, 2008.

The detrimental impact of non-performing assets will likely reduce earnings through the remainder of 2008 and possibly into 2009 as the residential real estate downturn continues. The downturn may even be exacerbated as energy and food prices increase, job losses increase and the national economy further weakens. We have maintained an aggressive loan review and problem loan evaluation process. We recognized additional non-performing assets in the second quarter of 2008 and are likely to experience further write-downs if our borrowers’ financial condition continues to weaken by the carrying costs of residential real estate developments without sufficient sales. There continues to be inherent risk in terms of the credit quality of our residential construction and development portfolio, but the three most critical issues facing us are: (i) the length of time our borrowers can remain in operation and service their debt given little or no sales volume; (ii) the extent real estate values further decline during any period of loan workout, through foreclosure and eventual sale; and (iii) the impact that associated charge-offs and expenses to carry the real estate will have on our earnings and capital.

Non-performing assets totaled $88.3 million, or 13.0 percent of total loans including foreclosed property as of June 30, 2008 compared to $6.6 million, or 1.3 percent of total loans including foreclosed property, as of June 30, 2007 and $57.9 million, or 8.7 percent of total loans including foreclosed property, as of December 31, 2007. The $88.3 million in non-performing assets was comprised primarily of 20 loan relationships ranging in outstanding balances from $1 million to $8 million. The residential real estate construction and development portfolio, not including impaired and non-accrual loans, was $89.5 million as of June 30, 2008. This performing residential real estate construction and development portfolio is comprised primarily of 26 loan relationships ranging in balance from $1 million to $8 million. The allowance for loan and lease loss, which is continually evaluated by management and the board, totaled $17.4 million, or 2.7 percent of total loans. While we believe that we have properly valued our foreclosed property as evidenced by our ability to sell $11.7 million of foreclosed property for approximately its carrying value through the first six months of 2008, we must continually evaluate the carrying values of property and impaired loans in order to maintain fair values.

Net interest income in the first six months of 2008 decreased $207 thousand, or 1.6 percent, from the same period in 2007. The charge-off of uncollectible interest on impaired loans had a significant impact on net interest income for the first half of 2008. Had we not charged-off interest on impaired loans the increase in net interest income would have been $1.52 million, or 11.8 percent, comparing the six months ended June 30, 2008 to the same period in 2007. Net interest income includes the earning assets acquired in the First Haralson merger for the six months ended June 30, 2008, but does not include the earning assets of First Haralson for the six months ended June 30, 2007. Non-performing assets in 2008 could have had a much greater impact on net interest income had we not completed the merger. The net interest margin for the first six months of 2008 was 3.36%, compared to 4.62% for the first six months of 2007.

Total non-interest income increased $1.41 million, or 40.0 percent, comparing the first six months of 2008 to 2007. Total non-interest income increased $710 thousand, or 39.5 percent, comparing the three months ended June 30 2008 and 2007. The increase in non-interest income for the six month period was primarily attributable to a $1.10 million, or 56.4 percent, increase in service charges on deposit accounts. In addition, ATM network fees increased by $324 thousand, or 77.3 percent, from year to date June 30, 2007 to year to date June 30, 2008. The increase in service charges on deposit accounts as well as ATM network fees were primarily attributable to the addition of First Haralson’s revenues to the Company in the first six months of 2008.

Total non-interest expense increased $4.09 million, or 43.4 percent, comparing the six months ended June 30, 2008 with that of 2007. Likewise, total non-interest expense for the second quarter of 2008 increased by $2.20 million, or 46.7 percent, compared to the second quarter of 2007 which reflects our operations prior to the First Haralson merger. We have separately stated expense on loans and foreclosed property in order to emphasize further the impact that non-performing loans and foreclosed property had on the earnings of the Company. Expense on loans and foreclosed property includes fees for updated appraisals on impaired loans and foreclosed properties, legal expenses incurred during loan workouts and eventual foreclosure, closing costs on the sale of loans, past due real estate taxes on foreclosed property, insurance on foreclosed property and maintenance and other holding costs on properties owned. For the six months ended June 30, 2008, expense on loans and foreclosed property was $848 thousand compared to $94 thousand in the same period ended June 30, 2007. Comparing the quarterly periods is similarly dramatic. Expense on loans and foreclosed property for the second quarter of 2008 was $555 thousand compared to $43 thousand for the second quarter of 2007.

Salaries and employee benefits increased by $1.40 million, or 24.0 percent, comparing the six months ended June 30, 2008 to the six months ended June 30, 2007. We have ceased accruing executive and lender bonuses and profit sharing bonuses in 2008 due to the impact of non-performing assets on the earnings of the Company. The increase in salaries and employee benefits for the period is attributable to the addition of the First Haralson staff in the merger. Occupancy expense has also increased due to the merger. Occupancy expense for the six months ended June 30, 2008 increase by $741 thousand, or 56.6 percent, when compared to the same period in 2007. Other operating expense increased by $1.20 million, or 54.4 percent, comparing the six months ended June 30, 2008 and 2007.

Net Interest Income

Net interest income for the six months ended June 30, 2008 decreased by $207 thousand, or 1.6 percent, when compared to the same period in 2007. The year-to-date average yield on earning assets decreased by 196 basis points, from 8.59 percent as of June 30, 2007 to 6.63 percent as of June 30, 2008. The year-to-date average cost of funds decreased 98 basis points during the same time period, from 4.21 percent as of June 30, 2007 to 3.23 percent as of June 30, 2008. The comparative net interest margins were 3.36 percent and 4.62 percent (a 126 basis point decrease) for the year-to-date periods ending June 30, 2008 and 2007, respectively. Comparing the quarterly periods ended June 30, 2008 and 2007, net interest income decreased by $1.25 million, or 18.9 percent.

The Company has experienced a dramatic decrease in its net interest income and net interest margin over the past six months. As described in previous filings, the Company’s sensitivity to interest rate risk is low. That is, the impact of changing market rates, either up or down, does not materially impact our net interest margin. Despite the rapid decline of market interest rates over the past twelve months, net interest income and the net interest margin were not materially compressed by the declining rate environment. The reduction of net interest income and the net interest margin are almost entirely due to the increase in non-performing assets. The increase in non-performing assets impacts net interest income in two primary ways: (i) the charge-off of previously accrued interest on impaired loans is recorded as a reduction of interest income on loans; and ( ii) the increase in non-performing assets creates a drag on the net interest margin because the Company is utilizing interest-bearing deposits to fund non-performing assets carried on the balance sheet.

A bank generates earnings on its ability to maximize the spread between the amount of interest it earns on its liquid assets, investment securities and loans and minimize the interest it must pay on deposits, Federal Home Loan Bank advances and securities sold under repurchase agreements (its funding liabilities). To the extent that interest that had been accruing in previous periods on loans that have become impaired has to be “backed-out” (because the interest has become uncollectible in a current period), charged-off interest can have a dramatic effect on net interest income. Because of the current economic environment we are in, that amount can be large based of the volume of loans that have become impaired. Year to date in 2008, the Company has charged-off $1.73 million on approximately $88.0 million of impaired loans. The average amount of interest that was charged-off on loans amounted to slightly greater than ninety days. Had that interest income remained collectible, our net interest income would have been $1.73 million higher. Similarly, instead of experiencing a decrease in net interest income, the Company would have experienced an increase of net interest income in the amount of $1.52 million which is closer to normalized earnings of the Company without non-performing loans.

To illustrate the impact that charged-off interest has had on our net interest margin, it is necessary to understand what the yield on loans and earning assets would have been once the charged-off interest is added back to interest income. The yield on loans for the six months ended June 30, 2008 was 6.41 percent. If charged-off interest is added back, the yield on loans is a more normalized 6.94 percent, a 53 basis point increase. Likewise, the yield on earning assets would have been 7.06 percent compared to the actual yield of 6.63 percent. Isolating the impact of charged-off interest, the net interest margin would have been 3.79 percent instead of 3.36 percent as reported.

A second manner in which non-performing assets impact net interest income and the net interest margin relates to holding or funding non-performing assets with interest-bearing deposits and advances. To illustrate the impact of carrying a non-performing asset on the net interest margin calculation, assume a bank has a loan that was formerly accruing interest at 6.00 percent and its cost of funds is 3.00 percent. That bank has a positive 3.0 percent spread when the loan is accruing and collecting interest (performing). However, once the loan migrates to impaired or non-performing status, the bank has a negative 3.00 percent spread (based on 0 percent interest accrual and a 3.00 percent cost of funds). With respect to the Company, we have a year to date average balance of impaired non-accrual loans in the amount of $38.6 million which are included in the net interest margin calculation to determine the yield on our residential construction, acquisition and development (construction A&D) loan portfolio. Our actual year to date yield on the construction A&D portfolio is 4.20 percent including charged-off interest. To understand the impact of those non-performing loans on that yield, one would reduce the average balance of the construction A&D portfolio by the non-performing loans, added back the charged-off interest and recalculated the yield. The yield on that portfolio would have been 7.09 percent without the non-performing loans included in the calculation and after adding back the charged-off interest.

Net interest income for the quarterly period ended June 30, 2008 decreased by $1.25 million, or 18.9 percent, when compared to the second quarter of 2007. Again, the decrease is primarily attributable to the second quarter charge-off of accrued interest in the amount of $1.43 million, or 82.7 percent of the total interest charged-off in 2008. The Company is likely to continue to charge-off interest if construction A&D borrowers continue to default although at a lesser rate than that experienced for the second quarter of 2008. The normal course of impairment and ultimate work out or foreclosure on a loan can take from 90 to 120 days. Normal terms for a construction A&D loan requires quarterly interest payments. We typically attempt to collect on 90 to 120 days of interest when the payment is due or becomes 30 days delinquent. In some cases, a loan with a balance of $4.0 million at 6.00 percent interest can have accrued interest of approximately $60,000 at its due date. If that loan goes 30 days delinquent before we impair and non-accrue the loan, we may charge-off $80,000 of interest on the loan if it becomes uncollectible.

The average cost of funds for the six month period ended June 30, 2008 decreased 98 basis points from the same period in 2007. The weighted average cost of demand deposit accounts decreased by 128 basis points, from 2.71 percent in the first six months of 2007 to 1.43 percent for the same period in 2008. Likewise, the weighted average cost of time deposits decreased basis points from 5.15 percent for the six months ended June 30, 2007 to 4.68 percent in the same period of 2008, an overall decrease of 47 basis points. The weighted average cost of time deposits will continue to decrease as market rates remain low because, as time deposits mature, they will reprice downward to reflect the current rate environment. The weighted average cost of junior subordinated debt, Federal Home Loan Bank advances and securities sold under repurchase decreased by 183 basis points, from 5.47 percent through June 30, 2007 to 3.64 percent through June 30, 2008.

Our mix of funding liabilities has not significantly changed since June 2007 despite the merger with First Haralson and management’s desire to maintain more liquidity on its balance sheet during the current credit downturn. The average balance of demand deposits as a percentage of total funding liabilities declined from 39.9 percent for the six month period ended June 30, 2007 to 39.0 percent for the same period in 2008. The average balance of time deposits (particularly time deposits greater than $100 thousand) as a percentage of total funding liabilities remained relatively unchanged from 50.1 percent through June 30, 2007 to 50.2 percent through the same period in 2008. Management continually seeks to maximize demand deposits as a percentage of funding liabilities.

As the mix of deposits changes to a higher percentage of time deposits rather than more rate sensitive transaction accounts, the deposits’ ability to reprice extends. As this occurs, the Bank’s interest rate risk position will become more asset sensitive thereby benefiting its net interest margin in a rising rate environment. Over the past twelve months, the cost of long-term funding has increased as short-term funding has decreased (a steepening of the yield curve).

Non-Interest Income

Total non-interest income for the first six months of 2008 increased $1.41 million, or 40.0 percent, when compared to the first six months of 2007. Service charges on deposit accounts increased $1.11 million, or 56.4 percent, during the first six months of 2008 compared to the first six months of 2007. This increase is primarily attributable to the addition of First Haralson’s customer base. Prior to the merger, First Haralson was averaging approximately $180 thousand per month in service charges on deposit accounts which would result in an increase of approximately $1.08 million for the first six months of 2008. Service charges on deposit accounts for the second quarter ended June 30, 2008 increased by $524 thousand, or 51.8 percent, when compared to the second quarter ended June 30 2007. Again, the increase in the quarterly amount of service charges on deposit accounts are attributable to the added revenue from the merger.

Mortgage loan origination fees for the first six months of 2008 decreased by $28 thousand, or 14.1 percent, from the same period in 2007. This decrease is attributable to the slowdown in residential real estate sales that is discussed throughout this Report. In addition, we are experiencing more stringent underwriting standards from secondary market lenders. Brokerage fees have decreased by $66 thousand comparing the six months ended June 30, 2008 to the same period in 2007. This again is reflective of the changing economic times. Because the equity markets are highly volatile, investors tend to shy away from participating in the stock market which, in turn, translates into lower brokerage fees. Management continues to believe that this department will grow over the long term and remain a viable long-term business strategy for the Company. ATM network fees, like service charges on deposit accounts, have increased because of the merger. ATM network fees increased by $324 thousand, or 77.3 percent, for the six months ended June 30, 2008 compared to the same period in 2007. The majority of the increase was attributable to the revenue contribution of First Haralson’s operations. Before the merger, First Haralson’s average ATM network fees were approximately $53 thousand per month which would account for approximately $318 thousand of the increase in ATM network fees. The increase in ATM network fees comparing the second quarters 2008 and 2007 was $145 thousand, or 68.2 percent. This reflects a slightly downward trend in the increase in ATM network fees for the quarter.

The Company recognized a gain on the sale of investment securities in the first quarter of 2008 in the amount of $44 thousand and $59 thousand in the second quarter of 2008. Management sold several shorter term bonds and recognized a small gain. The proceeds of the sale were re-invested in longer term bonds to take advantage of the steepening yield curve that has developed over the past six months. Gain on sale of foreclosed property includes both gains on sales of foreclosed property in the amount of $152 thousand and write-downs of foreclosed property in the amount of $31 thousand, for a net gain of $121 thousand. Management is continually evaluating the market value of our properties, making adjustments as part of our fair value process as we gain market intelligence. The Company has sold $11.7 million of foreclosed property for 96 percent of its original loan amount overall. Not included in this line item is a sale of a previously charged-down impaired participation loan in the original amount of $2.0 million back to the originating bank for $1.6 million. Because of a $400 thousand previous charge-down in the impairment evaluation of the loan, we recorded no gain or loss on that loan sale. While we are not satisfied with the amount of impaired non-accrual loans and foreclosed property, we do find some comfort in our fair value process that sales prices of the impaired loans and properties has been close to our valuation.

Miscellaneous income decreased by $153 thousand, or 23.6 percent, when comparing the first six months of 2008 with that of 2007. The Company recorded a positive market value adjustment on its interest rate swap in June of 2007 in the amount of $136 thousand but, because of the settlement of the swap in April 2008, no longer records market value adjustments. Additionally, in the first quarter of 2007, the Company recorded income in the amount of $107 thousand from a business development partnership in which it is a member which was non-recurring in nature in 2008. Miscellaneous income for the second quarter ended June 30, 2008 decreased $61 thousand, or 18.2 percent, when compared to the second quarter ended June 30, 2007. Again, the Company recorded the increase in the value of its interest rate swap in the second quarter of 2007 and no such increase took place in 2008.

Non-Interest Expense

Non-interest expense increased $4.09 million, or 43.4 percent, in the first six months of 2008 when compared to the same period in 2007. This increase includes a $1.40 million, or 24.0 percent, increase in salaries and benefits. Salaries and benefits were expected to increase to a larger extent as a result of the merger. However, because of the elevated loan loss provision, charged-off interest and charged-down foreclosed property the Company is currently experiencing, our executive and lender bonus, profit sharing and 401k accruals were $813 thousand less for the first six months of 2008 than they were in the same period of 2007. As of June 30, 2008, we had 270 full time equivalent employees compared to 188 full time equivalent employees at June 30, 2007. We have added 81 full time equivalent employees (for an increase of 43.1 percent) as a result of the First Haralson merger. The additional employee count in the first half of 2008 as a result of the merger accounted for all of the increase in salaries and benefits from the first half of 2007. The same is true when comparing the second quarterly periods ending June 30, 2008 and 2007. In addition to the First Haralson acquisition, we added two staff members as a result of the commercial loan production office we opened in July 2007 and we added five staff members to operate our second Banco De Progreso location in Coweta County in December 2007.

Occupancy expenses for year-to-date 2008 increased $741 thousand, or 56.6 percent, from the same period in 2007. The increase in occupancy expense was primarily attributable to the merger. We added five branches and First Haralson’s main office to our locations. The increase in depreciation attributable to the added fixed assets accounted for $268 thousand of the increase. Maintenance of our branch system and banking equipment increased by $203 thousand from the first six months of 2007 to 2008. Our telephone system has been upgraded to accommodate the entire branch system. Telephone expense has increased by $125 thousand from the first half of 2007 to the first half of 2008. However, we expect that telephone expense will be reduced significantly for the remainder of 2008 as we migrate to one telephone system. The remainder of the increase is attributable to utilities, insurance and property taxes.

Expense on loans and foreclosed property has increased dramatically since the Company began experiencing collection problems on its construction A&D loan portfolio. Included in expense on loans are appraisal and legal fees related to the collection and impairment valuation process, past due real estate taxes on foreclosed property, maintenance and other holding costs of owning property, insurance on foreclosed property and other collection costs. The expense on loans and foreclosed property was greater in the second quarter of 2008 since more foreclosure and sales activity took place in this period. As the Company continues to hold property, these types of expenses are likely to continue. Consequently, we remain focused on decreasing the holding time of our foreclosed properties and the collection costs of impaired loans. One challenge we face in this endeavor, however, is that the market for quick sale of these assets is currently poor or non-existent. Until the market firms, we may consider holding some select foreclosed properties and implementing other alternatives in order to maximize our return on the properties or impaired loans.

For the first six months of 2008, other operating expenses increased $1.20 million, or 54.4 percent, from the same period in 2007. Comparing the three months ended June 30, 2008 and 2007, the increase was $665 thousand, or 60.5 percent. We now are amortizing a core deposit premium of $286 thousand in the first half of 2008 which did not occur in the first half of 2007. ATM network expense also increased by $162 thousand from 2007 to 2008. Supplies and postage and software and processing costs related to maintaining a larger customer base have increased by $248 thousand, or 42.9 percent. The remaining $503 thousand increase is attributable to: (i) professional fees related to audit and accounting; (ii) deposit insurance and regulatory fees resulting from our larger deposit base; (iii) directors fees resulting from our expanded board; and (iv) approximately twenty other line items that are included in other operating expenses.

Income Taxes

Income tax benefit for the first six months of 2008 was $2.3 million compared to expense of $2.0 million for the same period in 2007. The effective tax rate for the period ended June 30, 2008 was 48.1 percent compared to 32.1 percent for the same period in 2007. The increased effective rate is due to the elevated loan loss provision and other charge-offs and expenses related to the increase in non-performing assets and an increased amount of municipal securities and other tax advantaged investments in the Bank’s earning asset mix as a ratio to its taxable earning asset mix.

Provision and Allowance for Loan Losses

Management continually evaluates the adequacy of the allowance for loan losses, which is determined based on management’s judgment concerning the amount of risk inherent in the Company’s loan portfolio as of the evaluation date. In making its informed judgment, management considers such factors as the change in levels of non-performing and past due loans, historical loan loss experience, borrowers’ financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions. The allowance for loan losses at June 30, 2008 was $17.4 million, or 2.67 percent of total loans, compared to $12.4 million, or 1.88 percent of total loans, at December 31, 2007. Management believes that the allowance for loan losses is adequate to absorb possible losses in the loan portfolio.

Through our problem loan identification program, we strive to identify those loans that exhibit weakness and classify them on a classified and criticized loan list. Management has elected to meet with lenders and credit staff more often and in greater detail than it may have in a more stable credit quality period. Special attention is given to construction A&D loans in order to accurately evaluate the exposure to loan loss of this portfolio. This migration analysis assigns historical loss amounts to pools of loans according to classifications of risk ratings in order to calculate a general allowance to the overall portfolio. In cases where significant weaknesses exist in a specific loan, a specific reserve is assigned to such loan.

Changes in the allowance for loan losses for the six month period ended June 30, 2008 compared to June 30, 2007 are as follows:

Allowance for Loan Loss

	For the Six Months Ended
	June 30, 2008	June 30, 2007
Balance at beginning of period	$12,422,428	5,748,355
Charge-offs:
Commercial, financial and agricultural	60,883	13,385
Real estate – construction	3,706,671	12,540
Real estate – mortgage	267,299	104,090
Consumer loans	161,260	43,834
Total charge-offs	4,196,113	173,849
Recoveries:
Commercial, financial and agricultural	11,698	6,166
Real estate – construction	199,641	429
Real estate – mortgage	1,904	7,785
Consumer loans	77,763	34,566
Total recoveries	291,006	48,946
Net charge-offs	(3,905,107)	(124,903)
Provision for loan losses	8,850,000	750,000

Balance at end of period	$17,367,321	6,373,452

Ratio of net charge-offs during the period to average loans outstanding	.59%	.03%

Ratio of allowance to total loans	2.67%	1.24%

Non-Performing Assets and Past Due Loans

Non-performing assets, comprised of real estate owned through foreclosure, non-accrual loans and loans for which payments are more than 90 days past due, totaled $88.3 million at June 30, 2008, or 13.0 percent of total loans and foreclosed property, as compared to $57.9 million, or 8.7 percent of total loans and foreclosed property, at December 31, 2007. In recognition of the potential impact of the residential real estate downturn, management began to raise the credit standards for those construction A&D borrowers. The suddenness and the severity with which the downturn came in the last quarter of 2007 and the first half of 2008 was, however, more than anticipated. We did not participate in sub-prime lending. However, the impact that sub-prime mortgage lending had on the absorption rate of home sales in the market area was also unanticipated. When sub-prime lenders began to experience credit quality problems related to increased rates in the adjustable sub-prime market, that type of lending ceased. Further, as homes that were built and lots were developed to meet the sub-prime and conforming mortgage demand came to market, not only had the sub-prime demand decreased sharply, but homes which were subject to sub-prime lending began emerging back on the market in foreclosure. This resulted in a (by some estimates) 28 to 36 month supply of homes for sale in the market and a five to six year supply of developed lots in some areas. The declining demand for housing is now being further exasperated by a downturn in the national economy, rising energy prices and a volatile stock market.

The excess of supply of residential property and floundering national and local economy has had a negative impact on our residential construction A&D borrowers. They are experiencing much longer than expected sales time and, therefore, the holding period and expense of the homes or residential lots was much higher than expected. As time passes, the borrowers have been paying the interest and ownership carry on the properties, which has diminished their financial capacity to continue to hold the property. Thus, we have been experiencing an increased number of past due loans which has led to impairment of the loan and possible foreclosure for some borrowers. In addition, some borrowers may file for protection under bankruptcy laws which can further lengthen the collection period of the loan. Approximately 80% of the total amount of non-performing assets as of June 30, 2008 was made up of twenty loan relationships with balances of $1 million to $8 million per relationship.

Federal regulations require us to review and assess the quality of our assets on a regular basis.  In addition, our regulators have the authority to identify problem assets and, if appropriate, require them to be categorized as classified assets. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as substandard or doubtful we establish an allowance for potential loan losses. If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified loss.

At June 30, 2008, approximately $135.7 million of the Bank's loans, which includes $88.5 million in impaired loans, foreclosed property and loans 90 days past due and accruing, were classified "substandard" compared to $19.3 million at June 30, 2007, and $35.1 million of assets were classified as “special mention” at June 30, 2008 compared to $11.2 million at June 30, 2007. We also had $2.6 million of assets classified as “doubtful” as of June 30, 2008 while only an immaterial amount for the previous year. None of our assets were classified as “loss” for either year.

Management has performed impairment analyses on each troubled loan relationship and continues to focus on the credit quality of its residential construction A&D loan portfolio. The impairment analysis entails evaluating the net realizable value of the properties which were held as collateral for the loans. The properties are re-appraised and those new appraisals are evaluated by management. Generally, there is greater uncertainty in real estate values in times of a market downturn. As expected, the updated values came in at less than the original appraisal and, therefore, led management to suspend the accrual of interest and in certain instances charge-down the balance of the impaired loans. As part of its evaluation of the collectibility of the impaired asset, management must continue to make value judgments on the properties or loans through updated appraisals and its knowledge of the market. There can be no assurance that residential real estate values will not continue to decline or that more loans will become impaired, thereby causing more potential suspension of accrued interest or further charge-down of loans.

Management’s most critical priority is disposing and maximizing the net realizable value of the non-performing assets. Management will be considering multiple avenues to reduce non-performing assets. The holding period of non-performing assets must be minimized as these assets bear a cost to carry for us in both interest carry and maintenance and real estate taxes. We believe that the ultimate outcome of this cycle of economic downturn is the largest uncertainty management faces over the next twelve months. We also believe, however, that we are in a market that has high historical and projected population and income growth potential.

Financial Condition

Overview

Total assets were $910.0 million at June 30, 2008, an increase of $25.9 million, or 2.9 percent, from December 31, 2007. Most of the growth in assets was attributable to growth in the Bank’s liquidity position. Cash and cash equivalents at June 30, 2008 grew by $18.0 million, or 69.5 percent, from December 31, 2007. During the same period, total deposits grew by $35.4 million, or 5.0 percent. As of June 30, 2008, the Bank had $19.4 million in federal funds sold. Management is seeking to maintain more liquidity on the balance sheet in response to the credit downturn. Our priority is to maintain a safe and sound liquidity position to meet the credit and deposit needs of our customers. We do not intend to significantly grow the Bank’s balance sheet in order to maintain a safe and sound capital position.

Assets and Funding

At June 30, 2008, earning assets totaled $753.3 million, or 82.8 percent of total assets, compared to $739.3 million, or 83.6 percent of total assets, as of December 31, 2007. As discussed above, liquidity growth made up the majority of earning asset growth for the six month period in 2008.

Major classifications of loans at June 30, 2008 and December 31, 2007 are summarized as follows:

Loans	June 30, 2008	December 31, 2007
Commercial, financial and agricultural	$64,064,832	63,038,467
Real Estate – mortgage	330,375,932	313,836,443
Real Estate – construction	219,112,161	242,216,730
Consumer	39,591,556	40,872,282
Total	$653,144,481	659,963,922

Unearned interest	(1,615,864)	(1,802,831)
Allowance for loan losses	(17,367,321)	(12,422,428)
Net Loans	$634,164,296	645,738,663

At June 30, 2008, interest-bearing liabilities increased $24.4 million, or 3.4 percent, compared to December 31, 2007. Interest-bearing demand deposits have increased by $4.5 million, or 2.0 percent, and time deposits have increased by $21.5 million, or 5.4 percent, since the beginning of 2008. Non-interest-bearing deposits increased $8.4 million, or 12.5 percent, in the first six months of 2008. Most of the time deposit growth has been in the over $100 thousand category. Time deposits under $100 thousand have grown by $1.6 million, or 1.0 percent, while time deposits over $100 thousand have grown $19.9 million, or 8.7 percent, since December 31, 2007. While the Bank used brokered deposits historically on a very limited basis prior to the end of 2004, robust loan demand has outpaced deposit growth in the Bank’s market area. The Bank uses brokered deposits more frequently than in the past since they can be acquired at a reduced cost and in larger volumes as opposed to more pricy deposits obtainable from the local market which are typically subject to increased bidding by the denovo banks. The growth in brokered deposits from December 31, 2007 to June 30, 2008 was $26.6 million, or 29.2 percent, and these brokered deposits now constitute 16 percent of total deposits compared to 13 percent as of December 31, 2007. A material portion of brokered deposits do not mature until January 2009.

Liquidity and Capital Resources

Net cash provided by operating activities totaled $2.1 million for the six months ended June 30, 2008. Net cash used by investing activities for the period totaled $15.0 million and consisted primarily of $18.0 million of cash flow to loans outstanding. The Company transferred $30.3 million of loans to foreclosed property and financed $9.5 million of the $11.7 million of foreclosed property it sold in the six months ended June 30, 2008. Net cash provided by financing activities was $30.9 million which was the result of an increase in total deposits of $35.4 million and a decrease in Federal Home Loan Bank advances of $2.5 million. Liquidity is managed on a daily basis based on cash flows anticipated through loan funding and deposit flow. The Bank also manages forward liquidity needs based on loan pipeline data, anticipated deposit maturities and cash flows in its contingency funding process.

Total stockholders’ equity at June 30, 2008 was 8.2 percent of total assets compared to 9.1 percent at December 31, 2007. The decrease in the percentage of stockholders’ equity is primarily attributable to the Company’s increase in total assets of $25.9 million since December 31, 2007, its year to date loss of $2.5 million and a second quarter dividend in the amount of $636 thousand which represented a 50 percent reduction from the first quarter of 2008.

At June 30, 2008, WGNB Corp. was in compliance with various regulatory capital requirements administered by federal banking agencies. The following is a table representing WGNB Corp.’s consolidated Tier-1, tangible capital, and risk-based capital.

	June 30, 2008
	Actual		Required		Excess
	Amount	%	Amount	%	Amount	%

Total capital (to risk-weighted assets)	$65,158	9.53%	$54,709	8.00%	$10,449	1.53%
Tier 1 capital (to risk-weighted assets)	$56,609	8.28%	$27,354	4.00%	$29,255	4.28%
Tier 1 capital (to average assets)	$56,609	6.40%	$35,405	4.00%	$21,204	2.40%

Off Balance Sheet Risks

Through the operations of the Bank, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time. The commitments are subject to compliance with loan terms and conditions. At June 30, 2008, the Bank had issued commitments to extend credit of $43.4 million through various types of commercial lending arrangements, $10.8 million available on home equity lines, $31.6 million on other credit lines and additional commitments through standby letters of credit of $8.6 million. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment and commercial and residential real estate. The Company manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The Company has little or no risk related to trading accounts, commodities or foreign exchanges.

Interest rate risk, which encompasses price risk, is the exposure of a banking organization’s financial condition and earnings ability to adverse movements in interest rates. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2007, which reflected changes in market prices and rates, can be found in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2007 under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Asset/Liability Management.”

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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There are no material, pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Not applicable.

(b)    Not applicable.

(c)    Not applicable.

During the second quarter of 2008, the Company declared quarterly cash dividends amounting to $0.105 per share which were paid on July 1, 2008. The Board of Directors announced the suspension of the common stock dividend on July 11, 2008.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 2008 Annual Meeting of Shareholders on June 10, 2008. The shareholders were asked to consider and approve: (1) a proposal to elect five Class II directors to serve on the Company’s Board of Directors until the 2011 Annual Meeting of Shareholders and (2) a proposal to amend WGNB Corp.’s Amended and Restated Articles of Incorporation in order to increase the number of authorized shares of WGNB Corp.’s common stock from 10,000,000 shares having a $1.25 par value per share to 20,000,000 shares having no par value, and authorize the creation of 10,000,000 shares of preferred stock having no par value which could be designated by the Board in one or more series in the future.

As to proposal 1, the shareholders were asked to elect W. Thomas Green, Jr., Randall F. Eaves, Loy M. Howard, R. David Perry and J. Thomas Vance to serve as Class II directors on the Company’s Board of Directors, each for a three-year term. The following votes were cast for and against the election of these Class II directors: Mr. Green: 5,222,861 for / 41,957 withheld; Mr. Eaves: 5,224,211 for / 40,607 withheld; Mr. Howard: 5,224,211 for / 40,607 withheld; Mr. Perry 5,210,916 for / 53,902 withheld and Mr. Vance: 5,221,710 for / 43,108 withheld. There were 792,776 broker non-votes. The following persons also continue to serve as directors: Wanda W. Calhoun, L. Richard Plunkett, Donald C. Rhodes and Thomas T. Richards (all Class I directors); and Grady W. Cole, H.B. “Rocky” Lipham, III, and Mary M. Covington (all Class III directors).

As to proposal 2, the amendment to WGNB Corp.’s Amended and Restated Articles of Incorporation was approved with 4,424,639 votes in favor (representing 73. 4% of the total outstanding shares authorized to vote as of the record date of April 30, 2008), 157,338 against, 46,234 withheld and 636,607 broker nonvotes.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this Report:

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-SB filed June 14, 2000 (the “Form 10-SB”))

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 19, 2008)

3.3
Second Articles of Amendment to Amended and Restated Articles of Incorporation (Regarding Designations, Preferences and Rights of Series A Convertible Preferred Stock) (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 26, 2008)

3.4	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Form 10-SB)

4.1	See exhibits 3.1 through 3.4 for provisions of Company’s Articles of Incorporation and Bylaws Defining the Rights of Shareholders

4.2	Specimen certificate representing shares of Common Stock (Incorporated by reference to Exhibit 4.2 to the Form 10-SB)

4.3	Amended and Restated Trust Agreement dated July 2, 2007 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 6, 2007 (the “July 2007 Form 8-K”)

4.4	Indenture, dated July 2, 2007, by and between WGNB Corp. and Wilmington Trust Company (Incorporated by reference to Exhibit 4.2 to the July 2007 Form 8-K)

4.5	Guarantee Agreement, dated July 2, 2007, by and between WGNB Corp. and Wilmington Trust Company (Incorporated by reference to Exhibit 4.3 to the July 2007 Form 8-K)

4.6	WGNB Corp. Direct Stock Purchase and Dividend Reinvestment Plan (Incorporated by reference to Form S-3 filed May 20, 2008)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 21, 2008

WGNB CORP.

By:	/s/ H. B. Lipham III
H. B. Lipham, III
Chief Executive Officer
Principal Executive Officer

By:	/s/ Steven J. Haack
Steven J. Haack
Secretary and Treasurer
Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-SB filed June 14, 2000 (the “Form 10-SB”))

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 19, 2008)

3.3
Second Articles of Amendment to Amended and Restated Articles of Incorporation (Regarding Designations, Preferences and Rights of Series A Convertible Preferred Stock) (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 26, 2008)

3.4	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Form 10-SB)

4.1	See exhibits 3.1 through 3.4 for provisions of Company’s Articles of Incorporation and Bylaws Defining the Rights of Shareholders

4.2	Specimen certificate representing shares of Common Stock (Incorporated by reference to Exhibit 4.2 to the Form 10-SB)

4.3	Amended and Restated Trust Agreement dated July 2, 2007 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 6, 2007 (the “July 2007 Form 8-K”)

4.4	Indenture, dated July 2, 2007, by and between WGNB Corp. and Wilmington Trust Company (Incorporated by reference to Exhibit 4.2 to the July 2007 Form 8-K)

4.5	Guarantee Agreement, dated July 2, 2007, by and between WGNB Corp. and Wilmington Trust Company (Incorporated by reference to Exhibit 4.3 to the July 2007 Form 8-K)

4.6	WGNB Corp. Direct Stock Purchase and Dividend Reinvestment Plan (Incorporated by reference to Form S-3 filed May 20, 2008)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002