Form 10-Q
period 2008-09-30
WGNB CORP
filed 2008-11-14
CIK 1115568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number: 000-30805

WGNB CORP.

(Exact name of registrant as specified in its charter)

Georgia	58-1640130
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 11, 2008

Common Stock, no par value	6,057,594

WGNB CORP.

Part I – Financial Information

Item 1.  Financial Statements

The unaudited financial statements of WGNB Corp. (the “Company”) are set forth on the following pages. All adjustments have been made which, in the opinion of management, are necessary in order to make the financial statements not misleading.

WGNB CORP.
Consolidated Balance Sheets
As of September 30, 2008 and December 31, 2007

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
Assets
Cash and due from banks	$22,896,133	6,004,621
Interest-bearing deposits in other banks	491,745	1,463,719
Federal funds sold	27,705,000	18,377,000

Cash and cash equivalents	51,092,878	25,845,340

Securities available for sale	96,307,337	122,693,244
Securities held to maturity, estimated fair values of $7,463,108 and $7,901,839	7,463,108	7,901,839
Loans, net	628,975,240	645,738,663
Premises and equipment, net	17,610,380	18,356,970
Accrued interest receivable	4,166,102	5,927,168
Cash surrender value of life insurance	3,762,789	3,639,550
Goodwill and other intangibles, net	29,148,475	29,433,841
Foreclosed property	35,908,279	10,313,331
Deferred taxes	6,410,035	6,389,057
Income tax receivable	3,043,968	-
Other assets	8,528,901	7,425,520

	$892,417,492	883,664,523
Liabilities and Stockholders’ Equity
Deposits:
Demand	$70,521,311	67,614,983
Interest bearing demand	205,716,609	220,137,199
Savings	19,379,320	19,122,668
Time	201,721,431	170,112,285
Time, over $100,000	239,001,153	229,390,354

Total deposits	736,339,824	706,377,489

Federal Home Loan Bank advances	52,000,000	54,500,000
Securities sold under repurchase agreements	-	20,000,000
Junior subordinated debentures	10,825,000	10,825,000
Accrued interest payable	2,750,606	3,990,807
Other liabilities	7,298,468	7,820,335

Total liabilities	809,213,898	803,513,631
Commitments Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; 1,262,533 shares issued and outstanding in 2008 and no shares issued or outstanding in 2007	9,967,413	-
Common stock, no par value in 2008 and $1.25 par value in 2007, 20,000,000 shares authorized; 6,057,594 issued and outstanding	37,907,724	7,571,993
Additional paid-in capital	-	30,199,481
Retained earnings	36,532,187	41,786,537
Accumulated other comprehensive (loss) income	(1,203,730)	592,881

Total stockholders’ equity	83,203,594	80,150,892

	$892,417,492	883,664,523

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Operations
For the Three Months Ended September 30, 2008 and 2007
(unaudited)
	For the Three Months Ended
	September 30, 2008	September 30, 2007
Interest income:
Interest and fees on loans	$10,087,039	14,613,982
Interest on federal funds sold	124,160	207,931
Interest on investment securities:
U.S. Government agencies	575,074	613,815
State, county and municipal	713,114	608,895
Other	302,706	343,135

Total interest income	11,802,093	16,387,758
Interest expense:
Interest on deposits:
Demand	846,986	1,681,675
Savings	16,487	76,252
Time	4,758,019	5,219,570
Interest on FHLB and other borrowings	704,453	864,461

Total interest expense	6,325,945	7,841,958

Net interest income	5,476,148	8,545,800

Provision for loan losses	1,400,000	750,000

Net interest income after provision for loan losses	4,076,148	7,795,800
Other income:
Service charges on deposit accounts	1,646,143	1,665,722
Mortgage origination fees	74,600	79,234
Brokerage fees	107,457	168,022
ATM network fees	364,252	290,920
Loss on settlement of securities sold under repurchase agreements	(683,361)	-
Gain on sales of securities available for sale	329,398	-
(Loss ) gain on sale or write-down of foreclosed property	(1,136,167)	72,244
Miscellaneous	239,119	366,788

Total other income	941,441	2,642,930
Other expenses:
Salaries and employee benefits	3,583,713	4,135,422
Occupancy	950,323	988,382
Expense on loans and foreclosed property	296,927	115,467
Other operating	1,984,064	1,754,818

Total other expenses	6,815,027	6,994,089

(Loss) earnings before income taxes	(1,797,438)	3,444,641

Income tax benefit (expense)	942,286	(1,114,246)

Net (loss) earnings	$(855,152)	2,330,395

Basic (loss) earnings per share	$(0.14)	0.38
Diluted (loss) earnings per share	$(0.14)	0.38
Dividends declared per share	$-	0.21
See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Comprehensive Income
For the Three Months Ended September 30, 2008 and 2007
(unaudited)

	For the Three Months Ended
	September 30, 2008	September 30, 2007

Net (loss) earnings	$(855,152)	2,330,395
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on investment securities available for sale:
Unrealized (losses) gains arising during the period	(462,917)	850,995
Associated benefit (taxes)	157,392	(289,338)
Reclassification adjustment for gain realized	(329,398)	-
Associated taxes	111,995	-
Change in fair value of derivatives for cash flow hedges:
Decrease in fair value of derivatives for cash flow hedges arising during the period	(104,580)	-
Associated tax benefit	35,557	-

Other comprehensive (loss) income	(591,951)	561,657

Comprehensive (loss) income	$(1,447,103)	2,897,052

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Operations
For the Nine Months Ended September 30, 2008 and 2007
(unaudited)

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
Interest income:
Interest and fees on loans	$32,208,994	36,740,641
Interest on federal funds sold	248,851	374,215
Interest on investment securities:
U.S. Government agencies	1,857,595	1,156,095
State, county and municipal	2,246,190	1,327,564
Other	1,004,128	1,005,067

Total interest income	37,565,758	40,603,582
Interest expense:
Interest on deposits:
Demand	2,998,646	4,490,782
Savings	80,033	174,848
Time	14,065,813	12,177,935
Interest on FHLB and other borrowings	2,281,026	2,343,466

Total interest expense	19,425,518	19,187,031

Net interest income	18,140,240	21,416,551

Provision for loan losses	10,250,000	1,500,000

Net interest income after provision for loan losses	7,890,240	19,916,551
Other income:
Service charges on deposit accounts	4,719,800	3,631,170
Mortgage origination fees	245,511	278,278
Brokerage fees	342,008	468,628
ATM network fees	1,107,187	710,036
Loss on settlement of securities sold under repurchase agreements	(683,361)	-
Gain on sales of securities available for sale	435,067	-
(Loss) gain on sale or write-down of foreclosed property	(1,014,909)	72,244
Miscellaneous	734,608	1,015,422

Total other income	5,885,911	6,175,778
Other expenses:
Salaries and employee benefits	10,788,336	9,944,918
Occupancy	2,998,381	2,294,475
Expense on loans and foreclosed property	1,144,543	209,924
Other operating	5,386,634	3,960,142

Total other expenses	20,317,894	16,409,459

(Loss) earnings before income taxes	(6,541,743)	9,682,870

Income tax benefit (expense)	3,223,430	(3,118,436)

Net (loss) earnings	$(3,318,313)	6,564,434

Basic (loss) earnings per share	$(0.55)	1.23
Diluted (loss) earnings per share	$(0.55)	1.22
Dividends declared per share	$0.315	0.61

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Comprehensive Income
For the Nine Months Ended September 30, 2008 and 2007
(unaudited)

	For the Nine Months Ended
	September 30, 2008	September 30, 2007

Net (loss) earnings	$(3,318,313)	6,564,434
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on investment securities available for sale:
Unrealized (losses) gains arising during the period	(2,134,914)	266,230
Associated benefit (taxes)	725,871	(90,518)
Reclassification adjustment for gain realized	(435,067)	-
Associated taxes	147,923	-
Change in fair value of derivatives for cash flow hedges:
Decrease in fair value of derivatives for cash flow hedges arising during the period	(152,158)	-
Associated tax benefit	51,734	-

Other comprehensive (loss) income	(1,796,611)	175,712

Comprehensive (loss) income	$(5,114,924)	6,740,146

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007
(unaudited)

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net (loss) earnings	$(3,318,313)	6,564,434
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	1,404,489	971,605
Provision for loan losses	10,250,000	1,500,000
Stock-based employee compensation expense	136,250	131,000
Income from bank owned life insurance	(123,239)	(40,215)
(Gain) on sale of available for sale securities	(435,067)	-
(Gain) loss on sale or write-down of foreclosed property	1,014,909	(72,244)
(Gain) loss on sale of premises and equipment	(2,556)	(21,404)
Change in:
Income tax receivable	(3,043,968)	-
Other assets	1,265,223	(2,161,502)
Other liabilities	(1,786,739)	461,972
Net cash provided by operating activities	5,360,989	7,333,646

Cash flows from investing activities, net of effects of purchase accounting adjustments:
Proceeds from maturities of securities available for sale	9,100,307	49,894,157
Proceeds from maturities of securities held to maturity	439,896	1,327,679
Proceeds for sale of securities available for sale	28,531,192	5,993,155
Purchases of securities available for sale	(13,318,622)	(43,950,507)
Purchases of securities held to maturity	-	(1,000,000)
Net change in loans	(23,614,417)	(53,343,028)
Cash paid to First Haralson, net of cash received of $17,437,208	-	(517,028)
Proceeds from sale of premises and equipment	3,778	21,404
Purchases of premises and equipment	(492,665)	(1,571,770)
Redeem cash surrender value asset	-	293,101
Capital expenditures for foreclosed property	(566,156)	(14,747)
Proceeds from sales of foreclosed property	4,284,855	447,480
Net cash provided (used) by investing activities	4,368,168	(42,420,104)

Cash flows from financing activities, net of effects of purchase accounting adjustments:
Net change in deposits	29,962,335	51,729,961
Proceeds from Federal Home Loan Bank advances	-	10,000,000
Repayment of Federal Home Loan Bank advances	(2,500,000)	(15,000,000)
Repayment of securities sold under repurchase agreement	(20,000,000)	-
Proceeds from junior subordinated debentures	-	10,825,000
Net proceeds from federal funds purchased	-	801,000
Dividends paid	(1,911,366)	(3,075,149)
Proceeds from issuance of preferred stock	10,100,264	-
Proceeds from exercise of stock options	-	61,319
Stock issuance cost	(132,851)	(103,156)
Net cash provided by financing activities	15,518,381	55,238,975
Change in cash and cash equivalents	25,247,538	20,152,517
Cash and cash equivalents at beginning of period	25,845,340	13,233,448
Cash and cash equivalents at end of period	$51,092,878	$33,385,965

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Cash Flows, continued
For the Nine Months Ended September 30, 2008 and 2007
(unaudited)

	For the Nine Months Ended
	September 30, 2008	September 30, 2007

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$20,665,719	17,029,000
Income tax (refund) paid	(1,091,632)	3,358,000

Non-cash investing and financing activities:
Transfer of loans to foreclosed property	42,017,884	5,040,620
Loans to facilitate the sale of foreclosed property	11,689,328	-
Change in unrealized gains on securities available for sale, net of tax	(1,696,187)	175,712
Change in fair value of derivative for cash flow Hedges, net of tax	(100,424)	-
Change in dividends payable	(1,252,322)	413,863

See accompanying notes to unaudited consolidated financial statements.

WGNB Corp.
Notes to Consolidated Financial Statements
September 30, 2008
(unaudited)
(1) Basis of Presentation

The consolidated financial statements include the accounts of WGNB Corp. (the “Company”) and its wholly-owned subsidiary, First National Bank of Georgia (the “Bank”). All significant inter-company accounts have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company’s financial position as of September 30, 2008, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2008 and 2007. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with the consolidated financial statements, related notes thereto and the report of independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which included the results of operations for the years ended December 31, 2007, 2006 and 2005.

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

Set forth below is a table showing a reconciliation of the amounts used in the computation of basic and diluted earnings per share. Only a reconciliation of amounts for the periods ended September 30, 2007 is presented. No presentation for the periods ended September 30, 2008 is set forth below because inclusion of potential common shares in the diluted loss per share calculation for these periods would be anti-dilutive. Reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the periods ended September 30, 2007 is as follows:

	For the quarter ended September 30, 2007
			Earnings
	Net Earnings	Common Shares	per Share

Basic earnings per share	$2,330,395	6,058,939	$0.38
Effect of dilutive securities – Stock Options	-	18,329	(0.00)

Diluted earnings per share	$2,330,395	6,077,268	$0.38

	For the nine months ended September 30, 2007
			Earnings
	Net Earnings	Common Shares	per Share

Basic earnings per share	$6,564,434	5,358,546	$1.23
Effect of dilutive securities – Stock Options	-	24,392	(0.01)

Diluted earnings per share	$6,564,434	5,382,938	$1.22

WGNB Corp.
Notes to Consolidated Financial Statements
September 30, 2008
(unaudited)

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

The Company recognized $38,250 and $46,500 of stock-based employee compensation expense during the three-months ended September 30, 2008 and 2007, respectively, and $136,250 and $131,000 of stock-based compensation during the nine-months ended September 30, 2008 and 2007, respectively, associated with its stock option grants. The Company is recognizing the compensation expense for stock option grants with graded vesting schedules on a straight-line basis over the requisite service period of the award as permitted by SFAS No. 123 (R). As of September 30, 2008, there was $506,787 of unrecognized compensation cost related to stock option grants. The cost is expected to be recognized over the vesting period of approximately five years.

The grant-date fair value of each option granted during 2008 and 2007 was $3.37 and $6.39, respectively. The Company did not grant any options during the second or third quarters of 2008 or 2007. The fair value of each option is estimated on the date of grant using the Black-Scholes Model. The following weighted average assumptions were used for grants in 2008 and 2007:

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

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale, derivatives and certain deposits are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a non-recurring basis, such as impaired loans and foreclosed property. These non-recurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

WGNB Corp.
Notes to Consolidated Financial Statements
September 30, 2008

(unaudited)

(4) Fair Value Continued

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, (“SFAS No. 114”). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market prices, the Company records the foreclosed asset as non-recurring Level 3.

WGNB Corp.
Notes to Consolidated Financial Statements
September 30, 2008

(unaudited)

(4) Fair Value Continued

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparties. However, as of September 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 aggregated by the level in the fair value hierarchy within which those measurements fall:

Description	Level 1	Level 2	Level 3	Balance at September 30, 2008
Assets
Securities available for sale	$-	96,307,337	-	96,307,337
Total	$-	96,307,337	-	96,307,337
Liabilities
Derivative financial instruments–cash flow hedge	$-	181,792	-	181,792
Total	$-	181,792	-	181,792

WGNB Corp.
Notes to Consolidated Financial Statements
September 30, 2008

(unaudited)

(4) Fair Value Continued

Assets Recorded at Fair Value on a Non-recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. Generally Accepted Accounting Principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents the Company’s assets measured at fair value on a non-recurring basis as of September 30, 2008 by the level in the fair value hierarchy within which those measurements fall:

Description	Level 1	Level 2	Level 3	Balance at September 30, 2008
Assets
Loans	$-	55,212,968	-	55,212,968
Foreclosed property	-	35,908,279	-	35,908,279
Total	$-	91,121,247	-	91,121,247

(5) Non-performing Assets

Non-performing assets consist of foreclosed property, non-accrual loans and loans 90 days past due still accruing. The table below summarizes non-performing assets:

	September 30, 2008	December 31, 2007
Foreclosed property	$35,908,279	10,313,331
Non-accrual loans	63,927,552	46,351,870
Loans 90 days past due still accruing	528,691	1,204,130
Total	$100,364,522	57,869,331

Non-performing assets consist primarily of 25 residential real estate construction and development properties ranging in balance from $1 million to $7 million. All properties are being actively marketed for sale and management is continuously monitoring the properties for proper valuation.

(6) Stockholders’ Equity

On June 20, 2008, the Company filed a Form S-1 with the Securities and Exchange Commission to register 3,750,000 shares of its Series A Convertible Preferred Stock (“Series A Preferred”) for sale to the Company’s shareholders under a rights offering that was completed September 22, 2008. A total of 1,153,508 shares of the Series A Preferred were sold to shareholders in the rights offering. The remaining registered shares are subject to an ongoing public offering which is expected to be completed in January 2009. As of September 30, 2008, a total of 1,262,533 shares of Series A Preferred have been sold (including those sold in the rights offering).

Holders of the Series A Preferred will be entitled to receive, if, as and when declared by the Board of Directors out of legally available assets, non-cumulative cash dividends on the Liquidation Preference, which is $8.00 per share of Series A Preferred. These dividends will be payable at a rate per annum equal to 9%, quarterly in arrears on each March 15, June 15, September 15 and December 15, commencing December 15, 2008. The Company is prohibited from paying any dividends on its common stock unless and until all dividends for a particular quarterly dividend period have been declared and paid on the Series A Preferred.

WGNB Corp.
Notes to Consolidated Financial Statements
September 30, 2008

(unaudited)

(6) Stockholders’ Equity Continued

The Series A Preferred is perpetual and will not mature on a specified date. The Series A Preferred is not subject to any mandatory redemption provisions. The shares become convertible into shares of common stock at the option of a holder from and after September 22, 2011. On or after September 15, 2013, the Company may, at its option, at any time or from time to time cause some or all of the Series A Preferred to be converted into shares of our common stock.

On May 22, 2008, the Company filed a Form S-3 with the Securities and Exchange Commission to register 500,000 shares of its common stock for its Direct Stock Purchase and Dividend Reinvestment Plan. The plan offers holders of the Company’s common stock and new investors the opportunity to reinvest their dividends into the Company’s common stock or purchase common stock with optional cash payments of $250 to $10,000 per month without the payment of brokerage commissions or service charges. The plan was amended by the Company’s board of directors in October 2008 in order to permit holders of the Series A Preferred to reinvest dividends paid on the Series A Preferred into shares of the Company’s common stock.

(7) Recent Accounting Pronouncements and Industry Events

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 is an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  The objective of SFAS No. 161 is to expand the disclosure requirements of SFAS No. 133 with the intent to improve the financial reporting of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows.  The statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The Company does not anticipate the new accounting principle to have a material effect on its financial position or results of operation.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result.  The Company does not anticipate the new accounting principle to have a material effect on its financial position or results of operation.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.  This FASB Staff Position clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS 157-3 provides guidance on (1) how an entity's own assumption should be considered when measuring fair value when relevant observable inputs do not exist, (2) how available observable inputs in a market that is not active should be considered when measuring fair value and (3) how the use of market quotes should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value.  This FASB Staff Position is effective immediately.  The Company does not anticipate the new accounting principle to have a material effect on its financial position or results of operation.

WGNB Corp.
Notes to Consolidated Financial Statements
September 30, 2008

(unaudited)

(7) Recent Accounting Pronouncements and Industry Events Continued

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 ("EESA"), which creates the Troubled Asset Relief Program ("TARP") and provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. The Capital Purchase Program (the "CPP") was announced by the U.S. Treasury on October 14, 2008 as part of TARP.  Pursuant to the CPP, the U.S. Treasury will purchase up to $250 billion of senior preferred shares on standardized terms from qualifying financial institutions. The purpose of the CPP is to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy.  The CPP is voluntary and requires a participating institution to comply with a number of restrictions and provisions, including standards for executive compensation and corporate governance and limitations on share repurchases and the declaration and payment of dividends on common shares.  The CPP allows qualifying financial institutions to issue senior preferred shares to the U.S. Treasury in aggregate amounts between 1 percent and 3 percent of the institution's risk weighted assets ("Senior Preferred Shares").   The Senior Preferred Shares will qualify as Tier 1 capital and rank senior to our common stock.  The Senior Preferred Shares will pay a cumulative dividend rate of 5 percent per annum for the first five years and will reset to a rate of 9 percent per annum after year five.  The Senior Preferred Shares will be non-voting, other than class voting rights on matters that could adversely affect the shares.  The Senior Preferred Shares will be callable at par after three years.  Prior to the end of three years, the Senior Preferred Shares may be redeemed with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred or common stock.  U.S. Treasury may also transfer the Senior Preferred Shares to a third party at any time.  In conjunction with the purchase of Senior Preferred Shares, Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15 percent of the Senior Preferred Shares.  The exercise price on the warrants will be the market price of the participating institution's common stock at the time of issuance, calculated on a 20-trading day trailing average.  Companies participating in the CPP must adopt the U.S. Treasury's standards for executive compensation and corporate governance.  The Company is currently evaluating its participation in the CPP

(8) Subsequent Event

On November 12, 2008, the Bank, entered into a formal written agreement (the “Agreement”) with the Office of the Comptroller of the Currency (the “OCC”). The Agreement requires the Bank to undertake certain actions within designated time frames, and to operate in compliance with the provisions thereof during its term. The Board of Directors and management of the Bank have implemented many of these provisions and continue to support compliance with the Agreement. The actions that are to be undertaken are as follows: implement an asset recovery staff, continue to enhance loan portfolio management procedures and processes, continue to diversify the loan portfolio, maintain valuation process on foreclosed property maximizing net realizable value for shareholders, continue to raise capital, provide written plans of action to reduce non-performing assets and provide a three year budget and capital plan. Compliance with the Agreement is to be monitored by a committee made up of seven Directors of the Bank.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following analysis compares WGNB Corp.’s results of operations for the three- and nine-month periods ended September 30, 2008 and 2007 and reviews the important factors affecting WGNB Corp.’s financial condition at September 30, 2008 compared to December 31, 2007. These comments should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes appearing elsewhere in this Report.

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

•	the effect of changes in interest rates;

•	the effect of compliance, or failure to comply within stated deadlines, of the provisions of our formal agreement with our primary regulators;

•	the effect of changes in the business cycle and downturns in local, regional or national economies;

•
the effect of the continuing deterioration of the local economies in which we conduct operations which results in, among other things, a deterioration in credit quality or a reduced demand for credit, including a resultant adverse effect on our loan portfolio and allowance for loan and lease losses;

•
the possibility that our allowance for loan and lease losses proves to be inadequate or that federal and state regulators who periodically review our loan portfolio require us to increase the provision for loan losses or recognize loan charge-offs;

•
the effect of the current and anticipated deterioration in the housing market and the residential construction industry which may lead to increased loss severities and further worsening of delinquencies and non-performing assets in our loan portfolios;

•
the effect of the significant number of construction loans we have in our loan portfolios, which may pose more credit risk than other types of mortgage loans typically made by banking institutions due to the disruptions in credit and housing markets.

•
the effect of institutions in our market area continuing to dispose of problem assets which, given the already excess inventory of residential homes and lots will continue to negatively impact home values and increase the time it takes us or our borrowers to sell existing inventory;

•
the effect of public perception that banking institutions are risky institutions for purposes of regulatory compliance or safeguarding deposits which may cause depositors nonetheless to move their funds to larger institutions;

•	the possibility that we could be held responsible for environmental liabilities of properties acquired through foreclosure; and

•	the matters described under Part I, Item 1A, Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the events described by our forward-looking statements might not occur. We qualify any and all of our forward-looking statements by these cautionary factors. Please keep this cautionary note in mind as you read this Report and the documents incorporated and deemed to be incorporated by reference herein.

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

Results of Operations

Overview

The net loss for the nine months ended September 30, 2008 was $3.3 million, or $0.55 per diluted share, compared to net earnings for the nine months ended September 30, 2007 of $6.6 million, or $1.22 per diluted share. The net loss for the three months ended September 30, 2008 was $855 thousand, or $0.14 per diluted share, compared to a net loss of $4.3 million, or $0.71 per diluted share, for the three months ended June 30, 2008. The third quarter 2008 results also compare to net earnings of $2.3 million, or $0.38 per diluted share, for the three months ended September 30, 2007. The net loss, both year-to- date and quarter-to-date 2008, is primarily attributable to asset quality deterioration particularly in the Company’s construction acquisition and development loan portfolio.

Revenue and expense attributable to First Haralson Corp.’s operations, which we acquired in July 2007, are included in our year to date 2008 results, but not in the first or second quarter 2007 results. When analyzing the combination of the two companies, we expected that non-interest income and non-interest expense would increase on an annual basis by approximately 45 and 55 percent, respectively. In addition, we expected net interest income to similarly increase commensurate with the earning assets and interest-bearing liabilities acquired from First Haralson. The merger has contributed to net interest income and net interest margin in a positive manner. However, the charge-off of accrued interest and interest carry related to non-performing assets has had an overall detrimental effect on our net interest income and net interest margin. The acquired loans of First Haralson have not contributed to our level of non-performing assets. Rather, the revenues and expenses of First Haralson have performed as expected. Consequently, the merger has not had a materially dilutive or accretive effect on the operations of the combined companies.

There are five significant factors that have impacted the operations and earnings of the Company during 2008: (i) the increase in the loan loss provision; (ii) the charge-off of accrued interest on impaired loans; (iii) the impact on the net interest margin of the carry of non-performing assets; (iv) the charge-down of foreclosed property to reflect declining real estate values; and (v) expenses related to maintaining foreclosed property and collecting on impaired loans. The Company recorded a loan loss provision in the amount of $1.4 million in the third quarter of 2008 compared to $8.1 million in the second quarter of 2008. The year-to-date loan loss provision is $10.3 million in 2008, compared to $1.5 million in 2007. The Company has charged-off interest on impaired loans in the amount of $2.4 million for the nine months ended 2008 of which $621 thousand was charged-off in the third quarter of 2008, $1.4 million was charged-off in the second quarter of 2008 and $306 thousand was charged-off in the first quarter of 2008. This compared to $12 thousand of charged-off interest in the third quarter and year-to-date 2007. This charged-off interest is recorded as a reduction of interest income and is reflected in net interest income for the nine month periods ended September 30, 2008 and 2007.

During the third quarter of 2008, we charged down foreclosed property by $985 thousand due to declining real estate values. Also during the third quarter of 2008, we recorded a loss in the amount of $151 thousand on the sale of $2.9 million of foreclosed property. This compared to gains on sales of foreclosed property of $12 thousand and $108 thousand in the first and second quarters of 2008, respectively. Through the nine months ended September 30, 2008, we have sold $16.3 million of foreclosed property for a net loss of $30 thousand. The impact on the net interest margin of the carry of non-performing assets and the expenses related to carrying foreclosed property and the expense of collecting on impaired loans are discussed below.

The detrimental impact of non-performing assets will likely reduce earnings through the remainder of 2008 and into 2009 as the residential real estate downturn continues in the Company’s market area. The downturn may even be exacerbated as energy and food prices increase, equity markets decrease, credit tightens, job losses increase and the national economy further weakens. We have maintained an aggressive loan review and problem loan evaluation process. We recognized additional non-performing assets in the third quarter of 2008 and are likely to experience further write-downs if our borrowers’ financial condition continues to be weakened by the carrying costs of residential real estate developments without sufficient sales. Much of the deterioration in credit was recognized in the second quarter 2008 loan classification and impairment process through the loan loss provision. Therefore, not as much provision was required in the third quarter as was required in the second quarter of 2008.

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

Non-performing assets totaled $100.4 million, or 14.7 percent of total loans including foreclosed property as of September 30, 2008, an increase of $12.1 million from June 30, 2008. This compares to the increase in non-performing assets from $54.5 million as of March 31, 2008 to $88.3 million, as of June 30, 2008 an increase of $33.8 million. The increase in non-performing assets has decreased because management began recognizing weakness earlier in this credit cycle and attempted to identify potentially impaired loans in its loan classification and impairment analysis.

The $100.4 million in non-performing assets was comprised primarily of 25 loan relationships ranging in outstanding balances from $1 million to $7 million. The residential real estate construction and development portfolio, not including impaired and non-accrual loans, was $145.6 million as of September 30, 2008. The performing residential real estate construction and development portfolio is comprised primarily of 31 loan relationships ranging in balance from $1 million to $8 million. The allowance for loan and lease loss, which is continually evaluated by management and reviewed by the Board and Audit Committee, totaled $16.2 million, or 2.51 percent of total loans. While we believe that we have properly valued our foreclosed property as evidenced by our ability to sell $16.3 million of foreclosed property for approximately 99% of its carrying value and 95% of its original loan balance through the first nine months of 2008, we must continually evaluate the carrying values of property and impaired loans in order to recognize potential impairments as they become known.

The continuing deterioration in the residential real estate market is impacting many Southeastern financial institutions particularly in the Metro-Atlanta area. As management gathers current appraisals on the properties securing the Company’s troubled loans, we are finding that values have decreased from original appraisals. The Company has experienced net charge-offs of $6.5 million in the allowance for loan loss, or 1.03 percent of average loans, through September 30, 2008. By policy, we do not carry foreclosed real property at greater than 85 percent of current appraisal. We believe that policy has been effective in the past and appears to be sufficient to permit us to account for selling costs and potential devaluation in the current residential real estate market. However, should there be continued deterioration in the real estate market, management could determine that further write-downs may be necessary.

Regulatory Issues

The Emergency Economic Stabilization Act of 2008 was enacted in October 2008 in response to the current financial crisis.  Two key components of this Act are the Troubled Assets Relief Program ("TARP") and the Capital Purchase Program ("CPP").  The TARP allows financial institutions to sell troubled assets to the U.S. Treasury.  The CPP allows qualifying financial institutions to issue senior preferred shares to the Treasury.   The senior preferred shares will qualify as Tier 1 capital and will pay a cumulative dividend rate of 5 percent per annum for the first five years and will reset to a rate of 9 percent per annum after year five.  The senior preferred shares will be non-voting, other than class voting rights on matters that could adversely affect the shares.  The senior preferred shares will be callable at par after three years.  Prior to the end of three years, the senior preferred may be redeemed with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred or common stock.  Treasury may also transfer the senior preferred shares to a third party at any time.  In conjunction with the purchase of senior preferred shares, Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15 percent of the senior preferred investment.  The exercise price on the warrants will be the market price of the participating institution's common stock at the time of issuance, calculated on a 20-trading day trailing average.  Companies participating in the CPP must adopt the Treasury's standards for executive compensation and corporate governance.  The Company is currently evaluating its participation in the TARP and CPP.

In January 2008, with the support of the Bank’s Board of Directors, the Bank began initiating a series of corrective actions to mitigate the impact of increasing non-performing assets while maintaining communications with the OCC examiners.  Among the actions taken are the following:

•	hiring of additional asset recovery staff including management whose sole responsibility is to manage and reduce non-performing assets as quickly as possible;

•
continuing review and revision, as appropriate, of loan portfolio management procedures and processes including loan diversification, increased underwriting standards, intensified loan review and aggressive problem asset identification;

•
maintaining a valuation process which we believe balances rapid collection of non-performing loans and reduction of foreclosed property with maximizing the net realizable value of these assets for the shareholders; and

•
taking necessary steps, including raising capital through a public offering of our Series A Preferred stock, in order to be considered well capitalized as determined by regulatory standards applicable to the Bank and us.

These steps are designed to improve risk management, enhance internal controls over credit administration, focus on our market, and return the Bank to profitable community banking. All of the steps have been reported in prior SEC filings and other communications with our shareholders including through investor presentations and our shareholders meeting. During these presentations, management shared that we may formalize these actions with our regulators.

On November 12, 2008, the Bank, entered into a formal written agreement (the “Agreement”) with the Office of the Comptroller of the Currency (the “OCC”).  The Bank has agreed to undertake certain actions within designated timeframes and operate in compliance with the provisions of the Agreement during its term. The Agreement is based on the results of an examination of the Bank by the OCC commenced on April 28, 2008.

The provisions of the Agreement include the following: (i) within 45 days, the Board of Directors of the Bank (the “Board”) is required to adopt and implement a written action plan detailing the Board’s assessment of what needs to be done to improve the Bank, specifying how the Board will implement the plan and setting forth a timetable for the implementation of the plan, which must be submitted to the OCC for review and prior determination of no supervisory objection; (ii) within 45 days, the Board is required to update, review and implement its written asset diversification program which must be submitted to the OCC for review and prior determination of no supervisory objection; (iii) within 90 days, the Board is required to adopt and implement a written program to eliminate the basis for criticism of assets identified as problem assets; (iv) within 60 days, the Board is required to establish a Loan Workout Department for the purpose of restoring and reclaiming classified assets, including commercial real estate loans, and submit for supervisory review a capable loan workout specialist; (v) within 90 days, the Board is required to update and implement its three-year budget and capital plan, which must be submitted to the OCC for review and prior determination of no supervisory objection. Compliance with the Agreement is to be monitored by a committee (the “Committee”) of at least seven directors, two of whom can be employees or controlling shareholders of the Bank or any of its affiliates or a family member of such person.  The Committee is required to submit written progress reports on a quarterly basis and the Agreement requires the Bank to make periodic reports and filings with the OCC.

Net Interest Income

Net interest income for the nine months ended September 30, 2008 decreased by $3.3 million, or 15.3 percent, when compared to the same period in 2007. The year-to-date average yield on earning assets decreased by 212 basis points, from 8.54 percent as of September 30, 2007 to 6.42 percent as of September 30, 2008. The year-to-date average cost of funds decreased 96 basis points during the same time period, from 4.12 percent as of September 30, 2007 to 3.16 percent as of September 30, 2008. The comparative net interest margins were 3.19 percent and 4.56 percent (a 137 basis point decrease) for the year-to-date periods ending September 30, 2008 and 2007, respectively. Comparing the quarterly periods ended September 30, 2008 and 2007, net interest income decreased by $3.1 million, or 35.9 percent.

The Company has experienced a dramatic decrease in its net interest income and net interest margin over the past nine months. As described in previous filings, the Company’s sensitivity to interest rate risk remains relatively low. That is, the impact of changing market rates, either up or down, does not materially impact our net interest margin. Despite the decline in market interest rates over the past twelve months, net interest income and the net interest margin were not materially compressed by the declining rate environment. The reduction of net interest income and the net interest margin are largely due to the increase in non-performing assets and the increase of required liquidity on the Bank’s balance sheet. The increase in non-performing assets impacts net interest income in two primary ways: (i) the charge-off of previously accrued interest on impaired loans is recorded as a reduction of interest income on loans; and (ii) the increase in non-performing assets creates a drag on the net interest margin because the Company is utilizing interest–bearing deposits to fund interest-bearing assets carried on the balance sheet. The increase in liquidity impacts net interest income by the increasing certificates of deposit at rates of approximately 4.00 to 4.50 percent or selling investment securities that carry a yield of 5.00 to 6.00 percent and investing those funds at the federal funds rate of below 1.00 to 1.75 percent through the first nine months of 2008.

The Bank has maintained more liquidity on its balance sheet to meet our customers’ needs in this time of economic uncertainty. Because we have a significant amount of non-performing residential construction acquisition and development loans in the portfolio, we have been described in the media as having an increased ratio of non-performing assets to total capital plus reserves and are subject to “headline risk”. Because of factors such as the Company’s ability to raise capital, improve its operating results in the third quarter and the Federal Deposit Insurance Corporation modifying its deposit insurance limits, uncertainty has been reduced. However, management is aware that it must actively manage and maintain sufficient liquidity while uncertainty persists.

A bank generates earnings on its ability to maximize the spread between the amount of interest it earns on its liquid assets, investment securities and loans and minimize the interest it must pay on deposits and borrowings. To the extent that interest that had been accruing in previous periods on loans that have become impaired has to be “backed-out” (because the interest has become uncollectible in a current period), charged-off interest can have a dramatic effect on net interest income. Because of the current economic environment in which we operate, that amount can be large based on the volume of loans that have become impaired. Year-to-date in 2008, the Company has charged-off $2.4 million on approximately $100.5 million of impaired loans. The average amount of interest that was charged-off on loans amounted to slightly greater than ninety days. Had that interest income remained collectible, our net interest income would have been $2.4 million higher. Similarly, instead of experiencing a decrease in net interest income in the amount of $3.3 million, the Company would have experienced a decrease in net interest income in the amount of $926 thousand which is closer to normalized earnings of the Company excluding the carry of non-performing loans.

To illustrate the impact that charged-off interest has had on our net interest margin, it is necessary to understand what the yield on loans and earning assets would have been once the charged-off interest is added back to interest income. The yield on loans for the nine months ended September 30, 2008 was 6.23 percent. If charged-off interest is added back, the yield on loans is a more normalized 6.71 percent, a 48 basis point increase. Likewise, the yield on earning assets would have been 6.81 percent compared to the actual yield of 6.42 percent. Isolating the impact of charged-off interest, the net interest margin would have been 3.58 percent instead of 3.19 percent as reported.

A second manner in which non-performing assets impact net interest income and the net interest margin relates to holding or funding non-performing assets with interest-bearing deposits and advances. To illustrate the impact of carrying a non-performing asset on the net interest margin calculation, assume a bank has a loan that was formerly accruing interest at 6.00 percent and its cost of funds is 3.00 percent. That bank has a positive 3.00 percent spread when the loan is accruing and collecting interest (performing). However, once the loan becomes impaired or non-performing, the bank has a negative 3.00 percent spread (based on 0 percent interest accrual and a 3.00 percent cost of funds). With respect to the Company, we have a year-to-date average balance of impaired non-accrual loans in the amount of $45.1 million which are included in the net interest margin calculation to determine the yield on our residential construction, acquisition and development (construction A&D) loan portfolio. Our year-to-date yield on the construction A&D portfolio would have been 3.84 percent adding back the charged-off interest but including the average balance of non-performing loans. To understand the impact of those non-performing loans on that yield, one would reduce the average balance of the construction A&D portfolio by the non-performing loans, add back the charged-off interest and recalculate the yield. The yield on that portfolio would have been 6.87 percent (an increase of 303 basis points) without the non-performing loans included in the calculation and after adding back the charged-off interest.

Net interest income for the quarterly period ended September 30, 2008 decreased by $3.1 million, or 35.9 percent, when compared to the third quarter of 2007. Again, the decrease is primarily attributable to the third quarter charge-off of accrued interest in the amount of $621 thousand, the interest carry on non-performing assets and the cost of maintaining extra liquidity on the balance sheet. The Company is likely to continue to charge-off interest if construction A&D borrowers continue to default although at a lesser rate than that experienced for the second and third quarters of 2008. The normal course of impairment and ultimate work out or foreclosure on a loan can take from 90 to 120 days. Normal terms for a construction A&D loan require quarterly interest payments. We typically attempt to collect on 90 to 120 days of interest when the payment is due or becomes 30 days delinquent.

The average cost of funds for the nine-month period ended September 30, 2008 decreased 96 basis points from the same period in 2007. The weighted average cost of demand deposit accounts decreased by 67 basis points, from 2.40 percent in the first nine months of 2007 to 1.73 percent for the same period in 2008. Likewise, the weighted average cost of time deposits decreased 61 basis points from 5.17 percent for the nine months ended September 30, 2007 to 4.56 percent in the same period of 2008. The weighted average cost of time deposits will continue to decrease as market rates remain low because, as time deposits mature, they will re-price downward to reflect the current rate environment. The weighted average cost of junior subordinated debt, Federal Home Loan Bank advances and securities sold under repurchase agreements decreased by 141 basis points, from 5.13 percent through September 30, 2007 to 3.72 percent through September 30, 2008.

Our mix of funding liabilities has changed only slightly since September 2007 as management maintains more liquidity on the Bank’s balance sheet during the current credit downturn. The average balance of demand deposits as a percentage of total funding liabilities declined from 39.0 percent for the nine-month period ended September 30, 2007 to 38.6 percent for the same period in 2008. The average balance of time deposits as a percentage of total funding liabilities remained relatively unchanged from 51.1 percent through September 30, 2007 to 51.3 percent through the same period in 2008. Management continually seeks to maximize demand deposits as a percentage of funding liabilities.

The Bank has increase the amount of liquidity on its balance sheet. As of September 30, 2008, the Bank had $51.1 million of cash and cash equivalents including $27.7 million of federal funds sold compared to $25.8 million including federal funds sold of $18.4 million as of December 31, 2007. The Contingency Fund Team of the Bank has determined that, given the potential liquidity needs of customers, we need to maintain between $25 million and $35 million in federal funds sold at all times. The average current rate earned on federal fund sold is below 1.00 percent.

Non-Interest Income

Total non-interest income for the nine months ended September 30, 2008 decreased $290 thousand, or 4.7 percent, when compared to the nine months ended September 30, 2007. In the third quarter of 2008 the Company wrote-down the value of certain foreclosed properties in the amount of $919 thousand due to deteriorating real estate values based on current appraisals, consultation with real estate experts and brokers and management’s evaluation of market conditions based on sales experience. In addition, we sold $2.9 million of foreclosed property for a loss of $151 thousand. The total loss on the sale of $16.3 million of foreclosed property through September 30, 2008 was $96 thousand and the total write-down of foreclosed property for 2008 occurred in the third quarter of 2008. The total loss on the sale or write-down of foreclosed property for the year-to-date 2008 was $1.0 million.

In August of 2008, the Company repaid its $20.0 million securities sold under a repurchase agreement and paid a fee of $683 thousand. The Company also sold securities available-for-sale during the third quarter in the amount of $21.5 million for a net gain of $329 thousand. In addition, the Company sold $7.3 million of securities in the first and second quarters of 2008 for a net gain of $106 thousand. The total net gain on the sale of securities for the year-to-date 2008 was $435 thousand compared to no gain or loss on the sale of securities through the first nine months of 2007. The sale of securities and the reduction of debt resulted in deleveraging of approximately $20 million of the Bank’s balance sheet giving the Company greater capital coverage and more available liquidity.

Ignoring the year-to-date loss on sale or write-down of foreclosed property ($1.0 million), the loss on the pay-off of the securities sold under a repurchase agreement ($683 thousand) and the gain on sale of securities ($435 thousand), non-interest income increased by $973 thousand, or 15.8 percent, when compared to the year-to-date 2007. This increase is attributable to three quarters of the non-interest income attributable to First Haralson compared to one quarter of non-interest income attributable to First Haralson in 2007.

Service charges on deposit accounts increased $1.1 million, or 30.0 percent, during the first nine months of 2008 compared to the first nine months of 2007. This increase is primarily attributable to the addition of First Haralson’s customer base. Prior to the merger, First Haralson was averaging approximately $180 thousand per month in service charges on deposit accounts which would result in an increase of approximately $1.1 million for the first nine months of 2008 compared to three months in 2007. Service charges on deposit accounts for the third quarter ended September 30, 2008 were approximately equal to the third quarter ended September 30, 2007.

Mortgage loan origination fees for the nine months ended September 30, 2008 decreased by $33 thousand, or 11.8 percent, from the same period in 2007. Mortgage loan origination fees for the third quarter ended September 30, 2008 decreased by $5 thousand, or 5.8 percent, compared to the third quarter of 2007. The decrease in mortgage loan origination fees is attributable to the slowdown in residential real estate sales. In addition, we are experiencing more stringent underwriting standards from secondary market lenders. Brokerage fees decreased by $127 thousand, or 27.0 percent, comparing the nine months ended September 30, 2008 to the same period in 2007. Brokerage fees decreased by $61 thousand, or 36.0 percent, comparing the three months ended September 30, 2008 to the same period in 2007. The decrease in brokerage fees is similarly reflective of the changing economic environment. Because the equity markets are highly volatile, investors tend to avoid participating in the stock market which, in turn, translates into lower brokerage fees. Management continues to believe that this department will grow over the long term and remain a viable business strategy for the Company.

ATM and debit card network fees, like service charges on deposit accounts, have increased because of the merger. ATM and debit card network fees increased by $397 thousand, or 55.9 percent, for the nine months ended September 30, 2008 compared to the same period in 2007. The majority of the increase was attributable to the revenue contribution of First Haralson’s operations. Before the merger, First Haralson’s average ATM network fees were approximately $53 thousand per month which would account for approximately $318 thousand of the increase in ATM and debit card network fees. In addition to the merger, we have experienced an increase in volume of ATM and debit card usage comparing 2008 to 2007. The increase in ATM and debit card network fees comparing the third quarters 2008 and 2007 was $73 thousand, or 25.2 percent. This reflects an increase in ATM and debit card network fees for the quarter that reflects the increase in volume in 2008.

Miscellaneous income decreased by $281 thousand, or 27.7 percent, when comparing the nine months ended September 30, 2008 with the same period in 2007. The Company recorded a positive market value adjustment on its interest rate swap through September of 2007 in the amount of $127 thousand but, because of the settlement of the swap in April 2008, no longer records market value adjustments. Additionally, in the first quarter of 2007, the Company recorded income in the amount of $107 thousand from a business development partnership in which it is a member and is non-recurring in nature for 2008. Miscellaneous income for the third quarter ended September 30, 2008 decreased $128 thousand, or 34.8 percent, when compared to the third quarter ended September 30, 2007.

Non-Interest Expense

Non-interest expense increased $3.9 million, or 23.8 percent, in the nine months of 2008 when compared to the same period in 2007. Comparing the quarters ended September 30, 2008 and 2007, non-interest expense decreased $179 thousand, or 2.6 percent. The increase in non-interest expense for the nine month period includes an $843 thousand, or 8.5 percent, increase in salaries and benefits. Salaries and benefits were expected to increase to a larger extent as a result of the merger. However, because of the elevated loan loss provision, charged-off interest, the carry of non-performing assets, charged-down foreclosed property and expense on collection of loans and maintenance of foreclosed property the Company is currently experiencing, our executive and lender bonus, profit sharing and 401k matching accruals were $1.4 million, or 78.5 percent, less for the nine months of 2008 than they were in the same period of 2007. As of September 30, 2008, we had 266 full time equivalent employees compared to 262 full time equivalent employees at September 30, 2007. We added 81 full time equivalent employees (for an increase of 43.1 percent) as a result of the First Haralson merger. In addition to the First Haralson acquisition, we added two staff members as a result of the commercial loan production office we opened in July 2007 and we added five staff members to operate our second Banco De Progreso location in Coweta County in December 2007. Comparing the third quarter of 2008 to the third quarter of 2007, salaries and benefits decreased by $552 thousand, or 13.3 percent. This decrease is primarily attributable to no bonus or profit sharing accruals.

Occupancy expenses for year-to-date 2008 increased $703 thousand, or 30.7 percent, from the same period in 2007. Again, the increase in occupancy expense was primarily attributable to the merger. We added five branches and First Haralson’s main office to our locations. The increase in depreciation attributable to the added fixed assets accounted for $230 thousand of the increase. Maintenance of our branch system and banking equipment increased by $195 thousand, or 41.3 percent, and utilities expense including telephone increased by $196 thousand, or 40.1 percent, from the nine months ended 2007 to 2008. The remainder of the increase is attributable to property insurance and property taxes. Comparing the third quarter of 2008 with the third quarter of 2007, occupancy expense actually decreased by $38 thousand, or 3.9 percent.

Expense on loans and foreclosed property has increased dramatically since the Company began experiencing collection problems and foreclosure on its construction A&D loan portfolio. Expense on loans and foreclosed property has increased by $935 thousand, or 445.2 percent, comparing the nine months ended September 30, 2008 with the same period in 2007. The increase was $181 thousand, or 157.2 percent, comparing the third quarter ended September 30, 2008 with the same period in 2007. Included in expense on loans are appraisal and legal fees related to the collection and impairment valuation process, past due real estate taxes on foreclosed property, maintenance and other holding costs of owning property, insurance on foreclosed property and other collection costs. The expense on loans and foreclosed property was greater in the second and third quarters of 2008 since more collection and foreclosure activity took place in these periods. As the Company continues to hold property, these types of expenses are likely to continue. Consequently, we remain focused on decreasing the holding time of our foreclosed properties and the collection costs of impaired loans. One challenge we face in this endeavor, however, is that the market for quick sale of these assets is currently poor or non-existent. Until the market firms, we may consider holding some select foreclosed properties or implementing other alternatives in order to maximize our return on the foreclosed properties or impaired loans.

For the nine months ended 2008, other operating expenses increased $1.4 million, or 36.0 percent, from the same period in 2007. Comparing the three months ended September 30, 2008 and 2007, the increase was $229 thousand, or 13.1 percent. We are amortizing a core deposit premium which amounted to $430 thousand for the year-to-date 2008 compared to $143 thousand for the same period in 2007. ATM and debit card network expense also increased by $184 thousand from 2007 to 2008 which is commensurate with the increase in ATM and debit card revenue. Supplies and postage and software and processing costs related to maintaining a larger customer base have increased by $138 thousand, or 15.9 percent, for the two nine-month periods. The remaining $589 thousand increase is attributable to: (i) deposit insurance and regulatory fees resulting from our larger deposit base ($327 thousand); (ii) professional fees related to audit and accounting ($129 thousand) and (iii) approximately twenty other line items ($133 thousand) that are included in other operating expenses.

Income Taxes

Income tax benefit for the nine months ended 2008 was $3.2 million compared to expense of $3.1 million for the same period in 2007. The effective tax rate for the period ended September 30, 2008 was 49.3 percent compared to 32.2 percent for the same period in 2007. The increased effective rate is due to the elevated loan loss provision and other charge-offs and expenses related to the increase in non-performing assets and an increased amount of municipal securities and other tax advantaged investments in the Bank’s earning asset mix as a ratio to its taxable earning asset mix.

Provision and Allowance for Loan Losses

Management continually evaluates the adequacy of the allowance for loan losses, which is determined based on management’s judgment concerning the amount of risk inherent in the Company’s loan portfolio as of the evaluation date. In making its informed judgment, management considers such factors as the change in levels of non-performing and past due loans, historical loan loss experience, borrowers’ financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions. The allowance for loan losses at September 30, 2008 was $16.2 million, or 2.51 percent of total loans, compared to $12.4 million, or 1.88 percent of total loans, at December 31, 2007. Management believes that the allowance for loan losses is adequate to absorb possible losses in the loan portfolio.

Through our problem loan identification program, we strive to identify those loans that exhibit weakness and classify them on a classified and criticized loan list. Management has elected to meet with lenders and credit staff more often and in greater detail than it may have in a more stable credit quality period. Special attention is given to construction A&D loans in order to accurately evaluate the exposure to loan loss of this portfolio. We use migration analysis to assign historical loss amounts to pools of loans according to classifications of risk ratings in order to calculate a general allowance to the overall portfolio. In cases where significant weaknesses exist in a specific loan, a specific reserve is assigned to such loan.

Changes in the allowance for loan losses for the nine month period ended September 30, 2008 compared to September 30, 2007 are as follows:

Allowance for Loan Loss

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
Balance at beginning of period	$12,422,428	5,748,355
Addition to allowance for loan loss attributable to acquired loan portfolio	-	1,527,225
Charge-offs:
Commercial, financial and agricultural	53,162	75,058
Real estate – construction	5,890,836	751,784
Real estate – mortgage	442,936	157,508
Consumer loans	411,760	162,537
Total charge-offs	6,798,694	1,146,887
Recoveries:
Commercial, financial and agricultural	3,198	6,286
Real estate – construction	203,038	429
Real estate – mortgage	11,531	7,784
Consumer loans	100,451	56,104
Total recoveries	318,218	70,603
Net charge-offs	(6,480,476)	(1,076,284)
Provision for loan losses	10,250,000	1,500,000

Balance at end of period	$16,191,952	7,699,296

Ratio of net charge-offs during the period to average loans outstanding
	.99%	.19%

Ratio of allowance to total loans	2.51%	1.17%

The Company recognized net charge-offs on a portion of several impaired loans in the amount of $2.6 million in the third quarter of 2008 compared to $4.0 million in the second quarter of 2008. In analyzing the impaired and potentially impaired loans in past months, management recognized the need to assign specific reserves to the loans since the ultimate collectability would likely be dependent on the collateral securing the loans rather than the ability of the borrower to repay or the income on the property. Management obtained updated appraisals on the properties which collateralize the loans and determined the amount of charge-off that it believed was necessary. Management also identified additional potentially impaired loans as of September 30, 2008 and determined the additional specific reserves and increased loan loss provision needed as a result. Management intends to adequately provide for potential loan loss in the portfolio.

The suddenness with which the loan impairments arose was not fully anticipated in early 2008. While the affected loans had previously been recognized as weak, the rapidness with which the overall residential real estate market deteriorated affected borrowers who were not typically past due. We continue to receive updated appraisals on properties and assess whether the appraised values will be sustained or whether additional charge-offs will be necessary. Management’s policy is to charge-off loans to the extent that they exceed 85 percent of the updated appraisal. This allows for an estimate of 15 percent to cover selling costs. The 85 percent valuation allowance has been effective in the past as the Company has not had significant gain or loss on its disposition of property.

The loans that may ultimately result in foreclosed property owned by the Company are primarily made up of residential housing, residential housing developments and related commercial frontage lots. Economists estimate that there is a twenty four month supply of homes and a sixty month supply of home building lots in some areas available in the market. The Company’s holding period for real estate is not typically that long. Consequently, management may elect to discount the property to reduce its holding period. Should this become necessary, the Company could experience further write-downs of properties. However, management has been in continued negotiations with borrowers and others as to certain of the properties as it attempts to collect on the loans.

The Company recorded $1.5 million in allowance for loan loss on its acquired loan portfolio in the First Haralson merger in the third quarter of 2007. This represented 1.1 percent of the acquired portfolio as of the date of closing of the merger. Management evaluated the potential risk in the portfolio and First Haralson’s assessment of the credit risk and historical loss to determine the proper allowance required on the acquired loan portfolio.

Non-Performing Assets and Past Due Loans

Non-performing assets, comprised of foreclosed property, non-accrual loans and loans for which payments are more than 90 days past due, totaled $100.4 million at September 30, 2008, or 14.7 percent of total loans and foreclosed property, as compared to $57.9 million, or 8.7 percent of total loans and foreclosed property, at December 31, 2007. In recognition of the potential impact of the residential real estate downturn, management began to raise the credit standards for those construction A&D borrowers. As we have said, the suddenness and the severity with which the downturn came in the last quarter of 2007 continuing into 2008 was, however, more than anticipated. We did not participate in sub-prime lending. However, the impact that sub-prime mortgage lending had on the absorption rate of home sales and, subsequently, the foreclosure rate in the market area was also unanticipated. When sub-prime lenders began to experience credit quality problems related to increased rates in the adjustable sub-prime market, that type of lending ceased. Further, as homes that were built and lots were developed to meet the sub-prime and conforming mortgage demand came to market, not only had the sub-prime demand decreased sharply, but homes which were subject to sub-prime lending began emerging back on the market in foreclosure. In fact, the third quarter of 2008 was the highest quarterly foreclosure rate in metro-Atlanta’s history. Atlanta is in the top twenty cities in the country in terms of foreclosure rates. The declining demand for housing is now being further exacerbated by a downturn in the national economy, rising energy prices, mounting job losses and a volatile stock market.

The excess of supply of residential property and floundering national and local economy are continuing to have a negative impact on our residential construction A&D borrowers. They are experiencing much longer than expected sales time and, therefore, the holding period and expense of the homes or residential lots was much higher than expected. As time passes, the borrowers have been paying the interest and ownership carry on the properties, which has diminished their financial capacity to continue to hold the property. Thus, we have been experiencing an increased number of past due loans which has led to impairment of the loan and possible foreclosure for an increasing number of borrowers. In addition, some borrowers may file for protection under bankruptcy laws which can further lengthen the collection period of the loan. Approximately 81% of the total amount of non-performing assets as of September 30, 2008 was made up of 25 loan relationships with balances of $1 million to $7 million per relationship.

Federal banking regulations require us to review and assess the quality of our assets on a regular basis.  There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as substandard or doubtful we establish an allowance for potential loan losses. If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified loss.

At September 30, 2008, approximately $139.0 million of the Bank's loans, which includes $100.4 million in impaired loans, foreclosed property and loans 90 days past due and accruing, were classified “substandard” compared to $33.9 million at September 30, 2007, and $29.2 million of assets were classified as “special mention” at September 30, 2008 compared to $6.6 million at September 30, 2007. We also had $4.4 million of assets classified as “doubtful” as of September 30, 2008 compared to $162 thousand for the previous year. None of our assets were classified as “loss” for either year.

Management has performed impairment analyses on each classified loan relationship and continues to focus on the credit quality of its residential construction A&D loan portfolio. The impairment analysis entails evaluating the net realizable value of the properties which were held as collateral for the loans. The properties are re-appraised and those new appraisals are evaluated by management. Generally, there is greater uncertainty in real estate values in times of a market downturn. As expected, the updated values came in at less than the original appraisal and, therefore, led management to suspend the accrual of interest and in certain instances charge-down the balance of the impaired loans. As part of its evaluation of the collectibility of the impaired asset, management must continue to make value judgments on the properties or loans through updated appraisals and its knowledge of the market. There can be no assurance that residential real estate values will not continue to decline or that more loans will become impaired, thereby causing more potential suspension of accrued interest or further charge-down of loans.

Management’s most critical priority is disposing and maximizing the net realizable value of the non-performing assets. Management is considering multiple avenues to reduce non-performing assets. The holding period of non-performing assets must be minimized as these assets bear a cost to carry for us in both interest carry and maintenance and real estate taxes. We believe that the ultimate outcome of this cycle of economic downturn is the largest uncertainty management faces over the next twelve months. We also believe, however, that we are in a market that has high historical and projected population and income growth potential.

Financial Condition

Overview

Total assets were $892 million at September 30, 2008, an increase of $8.8 million, or 1.0 percent, from December 31, 2007. Most of the growth in assets was attributable to growth in the Bank’s liquidity position. Cash and cash equivalents at September 30, 2008 grew by $25.2 million, or 97.7 percent, from December 31, 2007. During the same period, total deposits grew by $30.0 million, or 4.2 percent. As of September 30, 2008, the Bank had $27.7 million in federal funds sold. Management is seeking to maintain more liquidity on the balance sheet in response to the credit downturn. Our priority is to maintain a safe and sound liquidity position to meet the credit and deposit needs of our customers. The increase in Federal Deposit insurance levels to $250,000 per account has helped our liquidity position. We do not intend to significantly grow the Bank’s balance sheet in order to maintain a safe and sound capital position.

Assets and Funding

At September 30, 2008, earning assets totaled $722.9 million, or 81.0 percent of total assets, compared to $739.3 million, or 83.6 percent of total assets, as of December 31, 2007. As discussed above, liquidity growth made up the majority of earning asset growth for the nine month period in 2008. We are attempting to continue to lend in our local market area to meet the credit needs of our community. However, we are reducing our exposure to construction A&D lending.

Major classifications of loans at September 30, 2008 and December 31, 2007 are summarized as follows:

Loans	September 30, 2008	December 31, 2007
Commercial, financial and agricultural	$65,476,656	63,038,467
Real Estate – mortgage	342,007,623	313,836,443
Real Estate – construction	202,483,485	242,216,730
Consumer	36,725,117	40,872,282
Total	$646,692,881	659,963,922

Unearned interest	(1,525,690)	(1,802,831)
Allowance for loan losses	(16,191,951)	(12,422,428)

Net Loans	$628,975,240	645,738,663

At September 30, 2008, interest-bearing liabilities increased $4.6 million, or 0.6 percent, compared to December 31, 2007. Interest-bearing demand deposits have decreased by $14.4 million, or 6.5 percent, and time deposits have increased by $41.2 million, or 10.3 percent, since the beginning of 2008. Non-interest-bearing deposits increased $2.9 million, or 4.3 percent, in the first nine months of 2008. Time deposits under $100 thousand have grown by $31.6 million, or 18.6 percent, while time deposits over $100 thousand have grown $9.6 million, or 4.2 percent, since December 31, 2007. The growth in brokered deposits from December 31, 2007 to September 30, 2008 was $26.4 million, or 29.0 percent, and these brokered deposits now constitute 16 percent of total deposits compared to 13 percent as of December 31, 2007.

Liquidity and Capital Resources

Net cash provided by operating activities totaled $5.4 million for the nine months ended September 30, 2008. Net cash used by investing activities totaled $4.4 million and consisted primarily of a $23.6 million increase in net loans to customers along with a $24.3 million decrease in securities available for sale. Net cash generated by financing activities was $15.5 million, a result of an increase in total deposits of $30.0 million, proceeds from the sale of Series A preferred stock (net of offering costs) in the amount of $10.0 million and the reduction of securities sold under repurchase agreement of $20.0 million. The net increase in cash and cash equivalents as of September 30, 2008 was $25.2 million.

On September 22, 2008, the Company closed the rights offering portion of its preferred stock offering, selling more than $9.2 million of its 9% Series A Convertible Preferred Stock to existing shareholders. The total received in the offering as of September 30, 2008 was $10.0 million. The ongoing preferred offering, which is scheduled to expire January 15, 2009, has increased the Company’s total shareholders’ equity, total tangible equity and total regulatory capital to $83.2 million, $54.1 million and $74.1 million, respectively. As of September 30, 2008, the Company’s tier one leverage ratio, tier one risk based capital ratio and total risk based capital ratio were 7.43%, 9.76% and 11.01%, respectively. These levels compare to the regulatory well-capitalized standards of 5%, 6% and 10%, respectively. Total stockholders’ equity at September 30, 2008 was 9.3 percent of total assets, compared to 9.1 percent at December 31, 2007. The Company’s tangible equity to tangible assets was 6.3 percent and 5.9 percent as of September 30, 2008 and December 31, 2007.

At September 30, 2008, WGNB Corp. was in compliance with various regulatory capital requirements administered by federal and state banking agencies. The following is a table representing WGNB Corp.’s consolidated Tier-1, tangible capital, and risk-based capital.

	September 30, 2008
	Actual		Required		Excess
	Amount	%	Amount	%	Amount	%

Total capital (to risk- weighted assets)	$74,177	11.01%	$53,877	8.00%	$20,300	3.01%
Tier 1 capital (to risk- weighted assets)	65,758	9.76%	26,930	4.00%	38,828	5.76%
Tier 1 capital (to average assets)	65,758	7.43%	35,407	4.00%	30,351	3.43%

Off Balance Sheet Risks

Through the operations of the Bank, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time. At September 30, 2008, the Bank had issued commitments to extend credit of $84.7 million through various types of commercial lending arrangements and additional commitments through standby letters of credit of $7.6 million. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The Company manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

Management actively monitors and manages the Company’s interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital, while adjusting the Company’s asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates may not have proportional impact on interest sensitive assets and liabilities. Management believes that it has improved the Company’s position with regard to interest rate risk resulting from significant changes in market interest rates since December 31, 2007.

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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There are no material, pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

No dividends were paid on our common stock during the third quarter of 2008. The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements. The terms of our Series A Preferred stock also prohibit us from paying dividends on our common stock unless dividends on our Series A Preferred stock are paid for the applicable quarterly period.

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
Third Articles of Amendment to Amended and Restated Articles of Incorporation (Regarding restatement of Designations, Preferences and Rights of Series A Convertible Preferred Stock) (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 22, 2008)

3.5	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Form 10-SB)

4.1	See exhibits 3.1 through 3.5 for provisions of Company’s Articles of Incorporation and Bylaws Defining the Rights of Shareholders

4.2	Specimen certificate representing shares of Common Stock (Incorporated by reference to Exhibit 4.2 to the Form 10-SB)

4.3	Specimen certificate representing shares of Series A Convertible Preferred Stock

4.4	Amended and Restated Trust Agreement dated July 2, 2007 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 6, 2007 (the “July 2007 Form 8-K”)

4.5	Indenture, dated July 2, 2007, by and between WGNB Corp. and Wilmington Trust Company (Incorporated by reference to Exhibit 4.2 to the July 2007 Form 8-K)

4.6	Guarantee Agreement, dated July 2, 2007, by and between WGNB Corp. and Wilmington Trust Company (Incorporated by reference to Exhibit 4.3 to the July 2007 Form 8-K)

4.7	WGNB Corp. Direct Stock Purchase and Dividend Reinvestment Plan (Incorporated by reference to Form S-3 filed May 20, 2008 as amended November 6, 2008)

10.1	Agreement between First National Bank of Georgia and The Comptroller of the Currency dated November 12, 2008

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2008

WGNB CORP.

By:	/s/ H. B. Lipham, III
H. B. Lipham, III
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven J. Haack
Steven J. Haack
Treasurer
(Principal Financial Officer)