Form 10-K
period 2008-12-31
WGNB CORP
filed 2009-03-11
CIK 1115568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____________to ____________

Commission File No. 000-30805

WGNB CORP.
(Exact name of registrant as specified in its charter)

Georgia	58-1640130
(State of incorporation)	(I.R.S. Employer Identification No.)

201 Maple Street
P.O. Box 280	(770) 832-3557
Carrollton, Georgia 30117	(Registrant’s telephone number,
(Address of principal executive offices)	Including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Listed
Common Stock, no par value	The NASDAQ Stock Market, LLC
Series A Convertible Preferred Stock, no par value	The NASDAQ Stock Market, LLC (pending)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 2b-2 of the Exchange Act).

Yes ☐                 No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2008 which is the last business day of its most recently completed second fiscal quarter, was approximately $ 37,303,335 based on a per share price of $8.90 (which is the average of the ask and bid price reported by the NASDAQ Stock Market) as of such date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the registrant’s Common Stock have been excluded in that such persons may be deemed affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 10, 2009, there were 6,058,007 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

WGNB CORP.

2008 Form 10-K Annual Report

TABLE OF CONTENTS

PART I

Item 1.  Business

General

WGNB Corp. (which is sometimes referred to herein as the “Company” or “WGNB”) is an $892 million asset bank holding company headquartered in Carrollton, Georgia. The Company was organized as a business corporation under the laws of the State of Georgia in 1984 and is a registered bank holding company under the Federal Bank Holding Company Act of 1956, as amended, and under the bank holding company laws of the State of Georgia. WGNB completed a merger transaction with First Haralson Corporation (which is sometimes referred to herein as “First Haralson”) effective July 1, 2007 whereby First Haralson was merged with and into WGNB. In addition, First National Bank of Georgia, a wholly owned subsidiary of First Haralson, was merged with and into West Georgia National Bank. After the closing of the merger, both First Haralson and First National Bank of Georgia ceased to exist. At the effective date of the merger West Georgia National Bank changed its name to First National Bank of Georgia.

WGNB continues to conduct operations in western Georgia through its wholly-owned subsidiary, First National Bank of Georgia (which is sometimes referred to herein as the “Bank” or “First National Bank”). The Bank was organized in 1946 as a national banking association under the federal banking laws of the United States. As of March 10, 2009, WGNB had (i) 6,058,007 issued and outstanding shares of common stock, no par value per share (which is sometimes referred to herein as the “Common Stock”), held by approximately 1,200 shareholders of record and (ii) 1,509,100 shares of Series A Convertible Preferred stock, no par value per share (which is sometimes referred to herein as the “Series A Preferred”), held by approximately 240 shareholders of record.

WGNB conducts all of its business through First National Bank. The executive offices of both WGNB and First National Bank are located at 201 Maple Street, Carrollton, Georgia 30117. Access to WGNB’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports is available at its website, www.fnbga.com under the investor relations tab.

The Bank

First National Bank is a full service commercial bank offering a variety of services customary for community banks of similar size which are designed to meet the banking needs of individuals and small to medium-sized businesses. It attracts most of its deposits from Carroll, Haralson, and Douglas Counties and conducts most of its lending transactions from an area encompassing Carroll, Haralson, Douglas, and Paulding Counties.

First National Bank’s main office is located in Carrollton, Georgia. It operates a total of fourteen branches and nine additional 24-hour ATM sites located in Carroll, Haralson and Douglas Counties in Georgia. In Carroll County, First National Bank operates, in addition to its main office, two branches in the City of Carrollton, one branch in Villa Rica, one branch in Bowdon and one branch in Temple. In Haralson County, it operates two branches in Bremen, one branch in Buchanan and two branches in Tallapoosa. In Douglas County, it operates two branches in the City of Douglasville and one branch in Villa Rica. In November of 2008, the Bank closed its Coweta County loan production office. In January of 2009, the Bank closed its Banco de Progreso locations in Carrollton and Newnan. However, it has retained eight of the Banco de Progreso operation employees and will continue to serve Spanish-speaking customers in our market.

As a convenience to its customers, First National Bank offers at all of its branch locations drive-thru teller windows and 24-hour automated teller machines. All of our locations except our Bremen Pacific Avenue and our Carrollton Motor Bank have Saturday banking hours. It is a member of Star, Cirrus and several other ATM networks of automated teller machines that permit customers to perform monetary transactions in most cities throughout the southeast and other regions. First National Bank also offers Internet banking services through its website located at www.fnbga.com. Information included on the Bank’s website is not a part of this Report.

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

As of December 31, 2008, First National Bank had deposits of approximately $762 million, and approximately 52 thousand deposit accounts. No material portion of its deposits relates to one or a few persons or entities (including federal, state and local governments and agencies). The loss of any one or a few principal deposit customers would not have a material adverse effect on the operations or earnings of the Bank.

The following table sets forth the mix of depository accounts at the Bank as a percentage of total deposits as of December 31, 2008:

Deposit Mix
At December 31, 2008

Non-interest bearing demand	9%
NOW accounts and money market	26%
Savings	2%
Time Deposits
Under $100,000	29%
$100,000 and over	34%
100%

Lending Services. First National Bank’s lending business consists principally of making consumer loans to individuals and commercial loans to small and medium-sized businesses and professional concerns. First National Bank also makes secured real estate loans and first and second mortgage loans for the acquisition or improvement of personal residences. As of December 31, 2008, the Bank had approximately $632 million in total loans outstanding, representing 71% of its total assets of approximately $892 million. The loan portfolio is made up of both fixed and adjustable rate loans. As of December 31, 2008, approximately 58% of the total loan portfolio was fixed rate and 42% was adjustable rate. Some of our adjustable rate loans have interest rate floors. The Bank is not dependent to any material degree upon any single borrower or a few principal borrowers. The loss of any individual borrower or of a few principal borrowers would not have a material adverse effect on the operations or earnings of First National Bank.

Real Estate Loans. Loans secured by real estate make up the primary component of the Bank’s loan portfolio, constituting approximately $538 million, or 85%, of its total loans as of December 31, 2008. Approximately 55% of the real estate loans are fixed rate and 45% are adjustable rate. Approximately 36% of the fixed rate real estate loans mature in one year or less and approximately 92% of the fixed rate real estate loans mature in five years or less. Real estate loans consist of commercial real estate loans, construction and development loans, residential real estate loans and home equity loans. Real estate loans are collateralized by commercial and residential real estate primarily located in our primary and secondary market areas. The types of real estate that typically constitute collateral include primary and secondary residences for individuals, multi-family projects, places of business, real estate for agricultural uses and developed and undeveloped land.

Commercial Loans, Other Than Commercial Loans Secured by Real Estate. First National Bank makes loans for commercial purposes in various industries resident to its market area. As of December 31, 2008, commercial loans constituted approximately $64 million, or 10%, of its total loans. Approximately 63% of commercial loans are fixed rate while 27% are adjustable. The typical commercial loan has a maturity of three years or less. The typical commercial loan has collateral such as equipment for business use and inventory and may include unsecured working capital lines.

Consumer Loans. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans and lines of credit. As of December 31, 2008, it held approximately $35 million of consumer loans, representing 5% of total loans. Consumer loans are primarily fixed rate in nature with 95% of this loan category carrying fixed rates. These loans are typically collateralized by personal automobiles, recreational vehicles or cash on deposit and may include unsecured loans to individuals.

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

Construction, acquisition and development loans (“CA&D loans”) are generally considered to involve a higher degree of credit risk than most other types of loans. Risk of loss on a CA&D loan is dependent largely upon the accuracy of the initial estimate of the security property’s value upon completion of construction as compared to the estimated costs of construction, including interest and fees. In addition, First National Bank assumes certain risks associated with the borrower’s ability to complete construction in a timely and workmanlike manner. If the estimate of value proves to be inaccurate, or if construction is not performed timely or in a quality manner, the Bank may be confronted with a project which, when completed, has a value insufficient to assure full repayment or to advance funds beyond the amount originally committed to permit completion of the project. Additionally, the Bank limits draws on construction projects on a percentage of completion basis which is monitored by an independent inspection process. For the past 12 months, residential real estate values both nationally and in the Bank’s market have declined significantly from their peak in 2006 and 2007.

CA&D lending has been particularly difficult beginning in the last half of 2007 and continuing throughout 2008 with the downturn in the residential real estate market in the metropolitan Atlanta area which includes our primary and secondary market areas. As of December 31, 2008, First National Bank had $188 million of CA&D loans which constituted 30% of total loans. As of December 31, 2008, included in CA&D loans were approximately $84.4 million of impaired loans that are either restructured or for which the Bank is no longer accruing interest. Impaired loans represented 13% of total loans as of December 31, 2008 compared to 5% of total loans as of December 31, 2007.

Impaired loans are considered non-performing assets when the accrual of interest is discontinued. The level of non-performing assets including impaired non-accrual loans, real estate taken in foreclosure and loans which are 90 days past due totaled $122.0 million, or 18.0% of total loans plus foreclosed property, as of December 31, 2008, which are at a historical high and are primarily attributable to the CA&D portfolio.

Target Concentrations & Loan Portfolio Mix. The Bank has target concentration and portfolio mix limits written in its loan policy. The goal of the policy is to avoid concentrations that would result in a particular loan or collateral type, industry or geographic area comprising a large part of the whole portfolio. Because of the downturn in the Bank’s CA&D portfolio, management has decreased its desired exposure to that type of lending. The Bank’s loan portfolio should be varied enough to obtain a balance of maximum yield and acceptable credit risk. The loan portfolio mix is reported and reviewed quarterly by our Board of Directors. Concentration targets are also evaluated periodically to determine changes in risk profiles and market need. The following represents target concentrations of loans by category as a percentage of total capital:

Unsecured loans	30%
Loans secured by:
Residential real estate	300%
Total commercial real estate	300%
Convenience stores	20%
Hotels/motels	10%
Apartments	50%
Construction acquisition & development loans	100%
Commercial and industrial purpose loans	150%
Participations purchased	75%
Single payment notes	300%

While the loan policy includes a provision generally limiting all types of real estate loans to 700% of total capital, the executive loan committee can approve loans that exceed the policy limits on a case by case basis where warranted. At the end of the fourth quarter of 2008, we were within the overall real estate concentration target although we have approved concentrations above the target in the specific segments of single family construction and land development. With the benefit of our experienced lenders and specialized controls, we are actively reducing this concentration. However, during the last half of 2007 and continuing through 2008, the Bank experienced significant charge-offs and a high level of non-performing assets primarily because of market deterioration in residential real estate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Provision and Allowance for Possible Loan and Lease Losses” and “- Non-Performing Assets and Past Due Loans.” We will continue actively seeking to diversify our portfolio into other business lines such as commercial and industrial loans as well as one-to-four family residential mortgages.

Legal Lending Limit. First National Bank is subject to loans to one borrower limitations prescribed for national banks by the Office of the Comptroller of the Currency. See -- Supervision and Regulation. The legal lending limit to a single borrower by regulation is 15% of a bank’s total capital and reserves, plus an additional 10% of a bank’s capital and reserves if the amount exceeding the 15% general limit is secured by readily marketable securities. The Bank, however, has adopted an internal policy requiring all exposure above 15% of capital and reserves to be approved by the entire Board of Directors unless certain conditions are met including one or more of the following:

●	the amounts exceeding the limit are sold on a non-recourse basis;

●	the amounts exceeding the limit are secured by readily marketable securities, up to a limit of 25% of capital and reserves.

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

Collateral is not considered a substitute for the borrower’s ability to repay. Collateral serves as a way to control the borrower and provide additional sources of repayment in the event of default. The quality and liquidity of the collateral are of paramount importance and must be confirmed before the loan is made. The Bank has loan-to-value and margin guidelines that are varied depending on the type of collateral offered. Loans secured by liquid assets and securities carry margins of 75% to 100% depending on the liquidity and price volatility of the asset. Loan-to-value ratios on various types of real estate credits generally do not exceed 85% with many below 80%. Installment loans, in general, allow for a maximum loan to collateral value of 85%. In addition, there are limits on terms of repayment of loans for automobiles and related collateral which are dependent on the age of the asset. There are certain exceptions to the loan-to-value guidelines that are dependent on the overall creditworthiness of the borrower.

Loan Approval. First National Bank’s loan approval policies provide for various levels of officer lending authority. When the aggregate outstanding loans to a single borrower exceeds an individual officer’s lending authority, the loan request must be considered and approved by an officer with a higher lending limit or an officers’ loan committee (the “OLC”). Individual officer’s secured and unsecured lending limits range from $5,000 to $150,000, depending on seniority. The OLC, which consists of the Bank’s Chief Executive Officer, President, and three Executive Vice Presidents, has a lending limit of $1 million for secured and $250,000 for unsecured loans. Loans between $1 million and the Bank’s legal lending limit must be approved by the Bank’s Executive Loan Committee (the “ELC”), which is made up of the Bank’s CEO, President, one Executive Vice President and nine outside directors.

Loan Review. During 2008, the Bank’s loan review process increased in quantity as well as quality. Our Chief Credit Officer and loan review staff reviewed and improved critical policies and procedures in order to adequately support the current portfolio risk. Particular focus was placed on the CA&D portfolio. A comprehensive credit administration process is imperative particularly as portfolio size, complexity and risk exposure increases.

The Bank has a comprehensive loan review process involving independent internal loan review and, as necessary, independent consulting firms. The loan review process is designed to promote early identification of credit quality problems at both the relationship level and portfolio level. The scope of loan review activity for the commercial and business portfolio includes a minimum of 100% of all loan relationships greater than $1 million and 75% of all loan relationships between $800 thousand and $1 million. All loan officers are charged with the responsibility of properly grading their loans. Loan review may modify grades as part of the loan review process, with the Chief Credit Officer’s approval, to ensure proper risk identification. Loan reviews are presented to the ELC for oversight and concurrence. The Bank’s risk identification process is reviewed by its regulators and its independent auditors giving further oversight and feedback.

The Bank’s loan review staff has developed an annual loan review schedule to meet annual review penetration goals. This process has improved the loan review work product, making reviews an important part of our individual loan and portfolio management process. The loan review schedule is reviewed regularly for adherence to performance and production goals. As necessary, outside loan review consultants may be retained to increase review coverage.

The Bank has created a special assets management (“SAM”) department. SAM is a separate department of the Bank responsible for managing and disposing of non-accrual loans and foreclosed property. SAM is responsible for establishing policies and procedures which will allow the Bank and its lenders to focus on serving performing borrowers and provide independence in managing problem assets from the original loan relationship. SAM is currently developing management information systems to track staffing requirements and measure successful and sound workout activities.

Market Area

The following statistical data relating to our market area is based on information contained in a report published by the University of West Georgia Department of Economics dated October 28, 2008 and other information published by the FDIC on its website.

The five county West Georgia area that we serve has been significantly impacted by the slowdown of the residential real estate market which continued throughout 2008 and is likely to continue well into 2009. Institutions that are involved in various aspects of residential construction and development have also been affected by the slowdown. The primary effect of this downturn on our business has been a significant increase in First National Bank’s non-performing assets over the last eighteen months. The devaluation of property may migrate from residential to commercial real estate. As the rate of foreclosed property accelerated through 2008, the demand for property also decreased This phenomena has been exacerbated by the decrease in employment, not only in the Bank’s market area, but nationally as well. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Provision and Allowance for Possible Loan and Lease Losses” and “ Non-Performing Assets and Past Due Loans.”

The Bank’s primary market area includes all of Carroll, Douglas and Haralson Counties in Georgia. Approximately 70% of its deposit accounts are located in Carroll County, 26% are located in Haralson County and 4% are located in Douglas County. However, the Bank attracts loan business from neighboring Coweta and Paulding Counties as well. Our secondary market area includes the Georgia counties of Coweta, Heard, Cobb, Polk, Paulding, and the southern portion of Fulton, and the Alabama counties of Clebourne and Randolph.

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

Carroll County continues to be the largest deposit base county in the Bank’s market area with Douglas County, to its east, and Paulding County, to its north, also emerging as deposit growth areas. The amount of total deposits in Carroll County was approximately $2.08 billion as of June 30, 2008, an increase of 4.5% from total deposits of approximately $1.99 billion as of June 30, 2007. As of June 30, 2008, First National Bank ranked number one in terms of market share for Carroll County, holding approximately 26% of the market’s deposits. The number two, three and four banks held, respectively, 14%, 12% and 10% of the market area’s deposits.

Carroll County has been severely impacted by a combination of employment declines, inflationary pressures, especially food and energy prices, and declines in the housing market. From the first quarter of 2007 to the first quarter of 2008, total employment in Carroll County declined 4.9% and declined further in the second through fourth quarters of 2008. On the housing front, single family housing permits peaked in Carroll County in 2004 at 1,838. By contrast, single family housing permits in 2008 numbered an annualized amount of 307, a 15 year low. Housing has been at the forefront of concerns about the local economy. Declining housing permits, slipping home values due to foreclosures and fading consumer confidence do not provide much hope for a positive outlook in the housing sector for Carroll County anytime in the near future.

Haralson County ranks 59th among Georgia’s 159 counties in terms of population. The amount of total deposits in Haralson County was approximately $452 million as of June 30, 2008, an increase of 4.4% over June 30 2007. We entered the Haralson County market through our acquisition of First Haralson. As of June 30, 2008, the Bank held a 36% market share of Haralson County deposits. A primary factor for the First Haralson acquisition was its effect on the resulting market share in WGNB’s and First Haralson’s respective counties. In Carroll and Haralson Counties alone, our combination gave us a number one market share position, holding 27% of the deposits in the combined county market. The second ranked institution held a 15% deposit market share.

Haralson County’s housing market, though affected by the economic downturn, has not seen the declines that other counties in the West Georgia region have faced. Haralson County’s housing permits peaked in 2005 with 185 permits, but declined in 2008 to an annualized amount of 51 permits. Haralson County’s unemployment rate has seen an increase from 4.6% to over 6.5% by the end of 2008. Not since 2004, when clothing manufacturing declined, has Haralson County experienced unemployment over 6%.

Douglas County (which has the largest population of our five county West Georgia market and ranks 16th among all 159 Georgia counties in terms of population) had the second largest deposit base in our market area with $1.54 billion in total deposits and a 2.0% deposit growth rate in 2008. The Bank held a 3.3% market share as of June 30, 2008, ranking ninth in terms of deposits for financial institutions located in Douglas County. With respect to Carroll, Haralson and Douglas Counties, on a combined basis, the Bank ranked number one in terms of market share of total deposits in the combined counties, with a 18.7% market share. The second ranked institution held a 9.7% market share in the combined counties.

Douglas County has been the hardest hit by the downturn of the national economy of all the counties in the West Georgia region. The county’s unemployment rate was over 7% at the end of 2008, well above the 4.5% unemployment rate Douglas County had at the end of 2007. As of August 2008, initial claims for unemployment had increased 80% from a year earlier. Housing permit activity decreased sharply as well. Based on housing permit data, single family construction in Douglas County had fallen over 70% in 2008 compared to 2007 levels and compared to a statewide level of 54%.

During November 2008, the Bank closed its loan production office in Coweta County. Additionally, the Bank closed its Coweta County and Carrollton locations of Banco de Progreso in January 2009. The Spanish-speaking population in our market area has been especially hard hit by the slowdown in residential real estate construction and loss of employment. Many people in that population have moved out of the area to find work. Consequently, the prospect for growth in this market niche has been significantly reduced. As part of our ongoing cost cutting efforts, we have consolidated those operations into closely located branches that have been staffed with Spanish speaking tellers, customer service representatives and lenders.

Competition

The Bank operates in a competitive environment, competing for deposits and/or loans with commercial banks, thrifts and other financial entities. Principal competitors include other small community commercial banks (such as McIntosh Commercial Bank, First Georgia Banking Company, Community Bank of West Georgia, Peoples Community National Bank, Douglas County Bank, First Commerce Community Bank and River City Bank) and larger institutions with branches in the Bank’s market area such as Bank of North Georgia (a division of Synovus), BB&T, Regions Bank, United Community Bank, Bank of America, SunTrust Bank and Wachovia Bank, a division of Wells Fargo. Numerous mergers and consolidations involving banks in the Bank’s market area have occurred, requiring the Bank to compete with banks with greater resources. During 2008, for example, Synovus announced the consolidation of several community banks that were formerly separately chartered into the Bank of North Georgia.

Despite its competition, First National Bank of Georgia enjoys the reputation of being the largest and oldest independent bank in Carroll County recently celebrating its 62nd year of service. At the time we acquired First National Bank in Haralson County, that institution enjoyed a 97 year history. With respect to our competitors, on the other hand, McIntosh Commercial Bank commenced operations in the fourth quarter of 2002, Community Bank of West Georgia commenced operations in the second quarter of 2003, First Georgia Banking Company commenced operations in the third quarter of 2003, Peoples Community National Bank commenced operations in the third quarter of 2004 and River City Bank commenced operations in the fourth quarter of 2007. Given the competition for deposits in Carroll County, deposit rates are increased as banks compete for funds in the market area.

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

To compete with other financial services providers, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customers’ needs. We believe that the Bank has an opportunity to establish business ties with customers who have been displaced by the consolidations of other banks, the financial weakening of competing banks and desire to forge banking relationships with locally owned and managed institutions. In addition, as commercial customers’ needs outgrow a de novo bank’s ability to fund their business, the Bank can serve those customers because it has a higher loan-to-one borrower limit which has increased as a result of our merger with First Haralson.

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

Employees

As of December 31, 2008, the Bank had 248 full time equivalent employees compared to 268 full time equivalent employees as of December 31, 2007. None of our employees are a party to a collective bargaining agreement. Certain executive officers of the Bank also serve as the officers of WGNB (which does not have compensated employees). The Company believes that the Bank enjoys satisfactory relations with its employees.

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

Investments, Control and Activities. With certain limited exceptions, the BHCA requires every bank holding company to obtain prior approval of the Federal Reserve:

●	to acquire the ownership or control of more than 5% of any class of voting stock of any bank not already controlled by it;

●	for it or any subsidiary (other than a bank) to acquire all or substantially all of the assets of a bank; and

●	to merge or consolidate with any other bank holding company.

In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring “control” of a bank holding company, such as the Company. Under current Federal Reserve policy guidelines, a person generally will not be viewed as having acquired control where the person holds up to 33% of the equity of the bank holding company, provided that the investment (i) does not include ownership of 15% or more of any class of voting securities of the target and (ii) does not represent more than 33% of a class of voting securities of the target (including for this purpose nonvoting equity that is convertible into equity).

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

Bank holding companies generally are also prohibited under the BHCA from engaging in non-banking activities or from acquiring direct or indirect control of any company engaged in non-banking activities. However, the Federal Reserve may permit bank holding companies to engage in certain types of non-banking activities determined by the Federal Reserve to be closely related to banking or managing or controlling banks. Activities determined by the Federal Reserve to fall under this category include:

●	making or servicing loans and certain leases;

●	providing certain data processing services;

●	acting as a fiduciary or investment or financial advisor;

●	providing discount brokerage services;

●	underwriting bank eligible securities; and

●	making investments designed to promote community welfare.

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

Financial Services Modernization Act. Although the activities of bank holding companies have traditionally been limited to the business of banking and activities closely related or incidental to banking (as discussed above), the Gramm-Leach-Bliley Act (also known as the Financial Services Modernization Act of 1999) relaxed the previous limitations and permitted bank holding companies to engage in a broader range of financial activities. Specifically, bank holding companies may elect to become financial holding companies which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Among the activities that are deemed “financial in nature” include:

●	lending, exchanging, transferring, investing for others or safeguarding money or securities;

●	insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker with respect thereto;

●	providing financial, investment, or economic advisory services, including advising an investment company;

●	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and

●	underwriting, dealing in or making a market in securities.

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

The FDIC imposes a risk-based deposit premium assessment system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. On December 16, 2008, the FDIC adopted a final rule increasing risk-based assessment rates uniformly by 7 basis points, on an annual basis, for the first quarter of 2009. Currently, banks pay between 5 and 43 basis points of their domestic deposits for FDIC insurance. Under the final rule, risk-based rates would range between 12 and 50 basis points (annualized) for the first quarter 2009 assessment, depending on the insured institution’s risk category as described above. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. The FDIC has published guidelines under the Reform Act on the adjustment of assessment rates for certain institutions. Under the current system, premiums are assessed quarterly. The Reform Act also provides for a one-time premium assessment credit for eligible insured depository institutions, including those institutions in existence and paying deposit insurance premiums on December 31, 1996, or certain successors to any such institution. The assessment credit is determined based on the eligible institution’s deposits at December 31, 1996 and is applied automatically to reduce the institution’s quarterly premium assessments to the maximum extent allowed, until the credit is exhausted. In addition, insured deposits have been required to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation (“FICO”) to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.

On February 27, 2009, the FDIC adopted an interim rule, with request for comment, which would institute a one-time special assessment of 20 cents per $100 of domestic deposits on FDIC insured institutions. If approved, the Company estimates that the assessment would total approximately $1.525 million. The assessment would be payable on September 30, 2009.

 Dividends

The Company is a legal entity separate and distinct from the Bank. The principal source of cash flow for the Company is dividends from the Bank. The amount of dividends that may be paid by the Bank to the Company depends on the Bank’s earnings and capital position and is subject to various statutory and regulatory limitations. In addition, the Federal Reserve has stated that bank holding companies should refrain from or limit dividend increases or reduce or eliminate dividends under circumstances in which the bank holding company fails to meet minimum capital requirements or in which its earnings are impaired.

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

As discussed below, additional capital requirements imposed by the OCC may limit the Bank’s ability to pay dividends to the Company. The Bank declared dividends in the amount of $1,908,142 to the Company during 2008. Under the OCC guidelines, as of December 31, 2008, the Bank could not pay additional dividends to the Company without obtaining prior regulatory approval.

In addition to the availability of funds from the Bank, the future dividend policy of the Company is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash needs and general business conditions. The terms of our Series A Preferred also prohibit us from paying dividends on our Common Stock unless dividends on our Series A Preferred are paid for the applicable quarterly period. If dividends should be declared in the future, the amount of such dividends presently cannot be estimated and it cannot be known whether such dividends would continue for future periods.

Capital Adequacy

Federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to:

●	make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies;

●	account for off-balance sheet exposure; and

●	minimize disincentives for holding liquid assets.

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

The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based Total Capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Bank holding companies controlling financial institutions can be called upon to boost the institution’s capital and to partially guarantee the institution’s performance under their capital restoration plans. Tier 1 capital includes shareholders’ equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangible assets and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate-term preferred stock and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

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

Under FDICIA, regulators must take prompt corrective action against depository institutions that do not meet minimum capital requirements. FDICIA and the related regulations establish five capital categories as shown in the following table:

Classification	Total Risk- Based Capital	Tier I Risk-Based Capital	Tier I Leverage

Well Capitalized (1)	10%	6%	5%

Adequately Capitalized (1)	8%	4%	4% (2)

Undercapitalized (3)	<8%	<4%	<4%

Significantly Undercapitalized (3)	<6%	<3%	<3%

Critically Undercapitalized (3)	—	—	<2%

(1)	An institution must meet all three minimums.
(2)	3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3)	An institution is classified as undercapitalized if it is below the specified capital level for any of the three capital measures.

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

As of the date of this Report, the Company and the Bank are considered to be well capitalized according to their current regulatory capital requirements. The Bank received certain requests relating to capital from its primary regulator, the OCC, the terms of which are confidential. Management is in the process of complying with certain of these requests. If the regulatory capital requirements are not met and/or maintained, additional regulatory actions may be taken against the Bank. See Note 12 of the Notes to Consolidated Financial Statements for additional details.

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

●	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

●
to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

●	to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

●	to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the USA PATRIOT Act, financial institutions are required to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

●	the development of internal policies, procedures, and controls;

●	the designation of a compliance officer;

●	an ongoing employee training program; and

●	an independent audit function to test the programs.

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

Regulation W

The Company and its banking affiliates are subject to Regulation W, which provides guidance on permissible activities and transactions between affiliated companies. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:

●	to an amount equal to 10% of the bank’s capital and surplus, in the case of covered transactions with any one affiliate; and

●	to an amount equal to 20% of the bank’s capital and surplus, in the case of covered transactions with all affiliates.

In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” includes:

●	a loan or extension of credit to an affiliate;

●	a purchase of, or an investment in, securities issued by an affiliate;

●	a purchase of assets from an affiliate, with some exceptions;

●	the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and

●	the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

In addition, under Regulation W:

●	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

●	covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

●
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

●
new requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

●	new consumer notice requirements for lenders that use consumer report information in connection with risk-based credit pricing programs;

●
for entities that furnish information to consumer reporting agencies(which would include the Bank), new requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information, and regarding the correction of previously furnished information that is later determined to be inaccurate; and

●	a new requirement for mortgage lenders to disclose credit scores to consumers.

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

Recent Legislation and Regulatory Action

Emergency Economic Stabilization Act of 2008

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. EESA enables the federal government, under terms and conditions to be developed by the Secretary of the Treasury, to insure troubled assets, including mortgage-backed securities, and collect premiums from participating financial institutions. EESA includes, among other provisions: (a) the $700 billion Troubled Assets Relief Program (“TARP”), under which the Secretary of the Treasury is authorized to purchase, insure, hold, and sell a wide variety of financial instruments, particularly those that are based on or related to residential or commercial mortgages originated or issued on or before March 14, 2008; and (b) an increase in the amount of deposit insurance provided by the FDIC. Both of these specific provisions are discussed in the below sections.

Troubled Assets Relief Program (TARP)

Under the TARP, the Department of Treasury authorized a voluntary capital purchase program (“CPP”) to purchase up to $250 billion of senior preferred shares of qualifying financial institutions that elected to participate by November 14, 2008. Participating companies must adopt certain standards for executive compensation, including (a) prohibiting “golden parachute” payments as defined in EESA to senior Executive Officers; (b) requiring recovery of any compensation paid to senior Executive Officers based on criteria that is later proven to be materially inaccurate; and (c) prohibiting incentive compensation that encourages unnecessary and excessive risks that threaten the value of the financial institution. The terms of the CPP also limit certain uses of capital by the issuer, including repurchases of company stock, and increases in dividends. The Company is currently evaluating its participation in the TARP and CPP. The Company has applied for CPP funding under the TARP program. Its application remains pending as of the date of this Report.

Temporary Liquidity Guarantee Program

Pursuant to the EESA, the maximum deposit insurance amount per depositor has been increased from $100,000 to $250,000 until December 31, 2009. Additionally, on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, the Secretary of the Treasury signed the systemic risk exception to the FDIC Act, enabling the FDIC to establish its Temporary Liquidity Guarantee Program (“TLGP”). Under the transaction account guarantee program of the TLGP, the FDIC will fully guarantee, until the end of 2009, all non-interest-bearing transaction accounts, including NOW accounts with interest rates of 0.5 percent or less and IOLTAs (lawyer trust accounts). The TLGP also guarantees all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009 with a stated maturity greater than 30 days. All eligible institutions were permitted to participate in both of the components of the TLGP without cost for the first 30 days of the program. Following the initial 30 day grace period, institutions were assessed at the rate of ten basis points for transaction account balances in excess of $250,000 for the transaction account guarantee program and at the rate of either 50, 75, or 100 basis points of the amount of debt issued, depending on the maturity date of the guaranteed debt, for the debt guarantee program. Institutions were required to opt-out of the TLGP if they did not wish to participate. The Company did not choose to opt out of either the transaction account guarantee program or debt guarantee program components of the TGLP.

Financial Stability Plan

On February 10, 2009, the Financial Stability Plan (“FSP”) was announced by the U.S. Treasury Department. The FSP is a comprehensive set of measures intended to shore up the financial system. The core elements of the plan include making bank capital injections, creating a public-private investment fund to buy troubled assets, establishing guidelines for loan modification programs and expanding the Federal Reserve lending program. The U.S. Treasury Department has indicated more details regarding the FSP are to be announced on a newly created government website, FinancialStability.gov, in the next several weeks. We continue to monitor these developments and assess their potential impact on our business.

American Recovery and Reinvestment Act of 2009

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted. ARRA is intended to provide a stimulus to the U.S. economy in the wake of the economic downturn brought about by the subprime mortgage crisis and the resulting credit crunch. The bill includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, healthcare, and infrastructure, including the energy structure. The new law also includes numerous non-economic recovery related items, including a limitation on executive compensation in federally aided banks.

Under ARRA, an institution will be subject to the following restrictions and standards through out the period in which any obligation arising from financial assistance provided under TARP remains outstanding:

●	Limits on compensation incentives for risk taking by senior executive officers.
●	Requirement of recovery of any compensation paid based on inaccurate financial information.
●	Prohibition on “Golden Parachute Payments”.
●	Prohibition on compensation plans that would encourage manipulation of reported earnings to enhance the compensation of employees.

●	Publicly registered TARP recipients must establish a board compensation committee comprised entirely of independent directors, for the purpose of reviewing employee compensation plans.
●	Prohibition on bonus, retention award, or incentive compensation, except for payments of long term restricted stock.
●	Limitation on luxury expenditures.
●	TARP recipients are required to permit a separate shareholder vote to approve the compensation of executives, as disclosed pursuant to the SEC’s compensation disclosure rules.
●	The chief executive officer and chief financial officer of each TARP recipient will be required to provide a written certification of compliance with these standards to the SEC.

The foregoing is a summary of requirements to be included in standards to be established by the Secretary of the U.S. Treasury Department.

Homeowner Affordability and Stability Plan

On February 18, 2009, the Homeowner Affordability and Stability Plan (“HASP”) was announced by the President of the United States. HASP is intended to support a recovery in the housing market and ensure that workers can continue to pay off their mortgages through the following elements:

●	Provide access to low-cost refinancing for responsible homeowners suffering from falling home prices.
●	A $75 billion homeowner stability initiative to prevent foreclosure and help responsible families stay in their homes.
●	Support low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac.

More details regarding HASP are expected. We continue to monitor these developments and assess their potential impact on our business

Other Regulatory Developments

The Basel Committee on Banking Supervision’s “Basel II” regulatory capital guidelines originally published in June 2004 and adopted in final form by U.S. regulatory agencies in November 2007 are designed to promote improved risk measurement and management processes and better align minimum capital requirements with risk. The Basel II guidelines became operational in April 2008, but are mandatory only for “core banks,” i.e., banks with consolidated total assets of $250 billion or more. They are thus not applicable to the Bank, which continues to operate under U.S. risk-based capital guidelines consistent with “Basel I” guidelines published in 1988.

Federal regulators issued for public comment in December 2006 proposed rules (designated as “Basel IA” rules) applicable to non-core banks that would have modified the existing U.S. Basel I-based capital framework. In July 2008, however, these regulators issued, instead of the Basel 1A proposals, a new rulemaking involving a “standardized approach” that would implement some of the simpler approaches for both credit risk and operational risk from the more advanced Basel II framework. Non-core U.S. depository institutions would be allowed to opt in to the standardized approach or elect to remain under the existing Basel 1-based regulatory capital framework. The new rulemaking remained pending at the end of 2008.

In January 2008, with the support of the Bank’s Board of Directors, the Bank began initiating a series of corrective actions to mitigate the impact of increasing non-performing assets while maintaining communications with the OCC examiners. Among the actions taken are the following:

●	assigning of additional asset recovery staff including management whose sole responsibility is to manage and reduce non-performing assets as quickly as possible;

●
continuing review and revision, as appropriate, of loan portfolio management procedures and processes including loan diversification, increased underwriting standards, intensified loan review and aggressive problem asset identification;

●
maintaining a valuation process which we believe balances rapid collection of non-performing loans and reduction of foreclosed property with maximizing the net realizable value of these assets for the shareholders; and

●
taking necessary steps, including raising capital through a public offering of our Series A Preferred stock, in order to be considered well capitalized as determined by regulatory standards applicable to the Bank and us.

All of these steps have been reported in prior SEC filings and other communications with our shareholders including through investor presentations and our annual shareholders meeting. These steps are designed to improve risk management, enhance internal controls over credit administration, focus on our market, and return the Bank to profitable community banking. During these presentations, management shared that we may formalize these actions with our regulators.

On November 12, 2008, the Bank, entered into a formal written agreement with the Office of the OCC. The Bank has agreed to undertake certain actions within designated timeframes and operate in compliance with the provisions of the agreement during its term. The agreement is based on the results of an examination of the Bank by the OCC commenced on April 28, 2008.

The provisions of the agreement include the following: (i) within 45 days, the Board of Directors of the Bank is required to adopt and implement a written action plan detailing the Board’s assessment of what needs to be done to improve the Bank, specifying how the Board will implement the plan and setting forth a timetable for the implementation of the plan, which must be submitted to the OCC for review and prior determination of no supervisory objection; (ii) within 45 days, the Board is required to update, review and implement its written asset diversification program which must be submitted to the OCC for review and prior determination of no supervisory objection; (iii) within 90 days, the Board is required to adopt and implement a written program to eliminate the basis for criticism of assets identified as problem assets; (iv) within 60 days, the Board is required to establish a Loan Workout Department for the purpose of restoring and reclaiming classified assets, including commercial real estate loans, and submit for supervisory review a capable loan workout specialist; (v) within 90 days, the Board is required to update and implement its three-year budget and capital plan, which must be submitted to the OCC for review and prior determination of no supervisory objection. Compliance with the agreement is to be monitored by a committee of at least seven directors, two of whom can be employees or controlling shareholders of the Bank or any of its affiliates or a family member of such person. The committee is required to submit written progress reports on a quarterly basis and the Agreement requires the Bank to make periodic reports and filings with the OCC. The Bank has submitted all plans within the timeframes outlined in the agreement.

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

Item 1A. Risk Factors Not applicable.

Item 1B. Unresolved Staff Comments Not applicable.

Item 2.    Properties

The following table sets forth information regarding our current offices and banking facilities:

Facility	Location	Ownership

WGNB and First National Bank Corporate Offices	201 Maple Street Carrollton, Carroll County, Georgia	Owned

First National Bank Main Branch Office	201 Maple Street Carrollton, Carroll County, Georgia	Owned

First National Bank First Tuesday Mall Office	1004 Bankhead Highway Carrollton, Carroll County, Georgia	Owned

First National Bank Motor Office	314 Newnan Street Carrollton, Carroll County, Georgia	Leased

First National Bank Villa Rica Office	725 Bankhead Highway Villa Rica, Carroll County, Georgia	Owned

First National Bank Bowdon Office	205 East College Street Bowdon, Carroll County, Georgia	Owned

First National Bank Temple Office	184 Carrollton Street Temple, Carroll County, Georgia	Owned

First National Bank Bremen Financial Center (former First Haralson headquarters)	900 Atlantic Avenue Bremen, Haralson County, Georgia	Owned

First National Bank Bremen Office	501 Pacific Avenue Bremen, Haralson County, Georgia	Owned

First National Bank Buchanan Office	3559 Business 27 Buchanan, Haralson County, Georgia	Owned

First National Bank Tallapoosa Office	3408 Georgia Hwy 100 Tallapoosa, Haralson County, Georgia	Owned

First National Bank Tallapoosa Office	39 Bowden Street Tallapoosa, Haralson County, Georgia	Owned

First National Bank Mirror Lake Office	Village at Mirror Lake Shopping Center Douglasville, Douglas County, Georgia	Owned

First National Bank Highway 5 Office	9557 Georgia Hwy 5 Douglasville, Douglas County, Georgia	Leased

First National Bank Chapel Hill Office	9360 The Landing Drive (adjacent to Arbor Place Mall) Douglasville, Douglas County, Georgia	Owned

All locations are typical of branch banking facilities located throughout the United States and all locations, except the Motor offices, are full service locations. Each branch location has an ATM that is either walk-up or drive-up. The Bank also operates nine additional ATMs on leased properties located throughout the Carrollton, Bremen and Villa Rica areas. The Motor offices provide primarily teller and ATM transactions and do not originate loans.

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

The Mirror Lake and Chapel Hill branches provided a new look for the Bank and contain customer-centric features such as concierge customer service areas with workstations and Internet connectivity. The Mirror Lake branch utilizes a remote teller system and is designed to be high-touch customer service and low-touch transactional service. The new Chapel Hill branch (formerly a Wachovia location) was built in 2001 and is a 3,400 square foot building on approximately one acre with brick and veneer exterior.

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

PART II

Item 5.  Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s Common Stock is traded on the NASDAQ Capital Market System under trading symbol “WGNB”. Approximately 1,200 shareholders (including holders having security positions held through a clearing agency or nominee) held our Common Stock as of March 10, 2009. Set forth below are the high and low sales prices for each full quarterly period during 2007 and 2008 and the dividends declared and paid per share of Common Stock for those periods.

		Price Range Per Share
		Low	High	Dividends Paid Per Share
2007:
	First Quarter	$27.50	$33.00	$0.197
	Second Quarter	28.32	31.60	0.203
	Third Quarter	24.79	28.08	0.210
	Fourth Quarter	19.79	24.24	0.210

2008:
	First Quarter	$15.00	$21.55	$0.210
	Second Quarter	8.16	16.89	0.105
	Third Quarter	4.28	9.37	0.000
	Fourth Quarter	2.27	6.99	0.000
Dividends

The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements. The terms of our Series A Preferred also prohibit us from paying dividends on our Common Stock unless dividends on our Series A Preferred are paid for the applicable quarterly period. See “Business – Supervision and Regulation – Dividends.”

Recent Sales of Unregistered Securities

The Company did not issue any securities during the year ended December 31, 2008 that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its securities during the fourth quarter of 2008.

Item 6.   Selected Financial Data

The selected consolidated financial data of the Company for and as of the end of each of the periods indicated in the five-year period ended December 31, 2008 have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company, including the notes to those consolidated financial statements contained elsewhere in this Report.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except share and per share data)
For the Year:
Total interest income	$48,113	$55,828	$42,093	$32,546	$25,268
Total interest expense	25,611	27,181	18,727	12,583	7,570
Net interest income	22,502	28,647	23,366	19,963	17,698
Provision for loan losses	14,900	10,206	1,465	1,550	925
Net interest income after provision for loan losses	7,602	18,441	21,901	18,413	16,773
Other income	7,617	8,068	6,404	6,008	5,637
Other expense	28,234	23,341	16,519	14,464	13,664
Goodwill impairment	24,128	—	—	—	—
Earnings (loss) before income taxes	(37,143)	3,168	11,786	9,957	8,746
Income (benefit) taxes	(6,393)	134	3,458	2,889	2,682
Net (loss) earnings	(30,750)	3,034	8,327	7,067	6,064
Per Share Data:
Net (loss) earnings	(5.12)	.55	1.67	1.42	1.22
Diluted (loss) earnings	(5.12)	.55	1.66	1.41	1.21
Diluted (loss) exclusive of goodwill impairment	(1.14)	—	—	—	—
Cash dividends declared	0.32	.82	.72	.61	.52
Book value	7.43	13.23	10.50	9.61	9.01
Tangible book value	6.62	8.37	10.50	9.61	9.01
At Year End:
Total loans	631,500	659,963	474,319	423,720	356,909
Earning assets	727,316	739,334	550,466	503,275	425,062
Assets	892,219	883,665	575,329	523,643	441,929
Total deposits	761,693	706,377	462,813	429,049	338,398
Shareholders’ equity	56,929	80,151	52,496	47,952	44,962
Tangible shareholders’ equity	52,052	50,718	52,496	47,952	44,962
Common shares outstanding	6,058,007	6,057,594	5,000,613	4,987,794	4,988,661
Average Balances:
Total loans	652,597	580,387	441,883	395,943	330,159
Earning assets	803,578	683,998	522,703	473,480	404,121
Assets	897,715	740,862	549,691	501,191	428,637
Deposits	729,451	594,564	440,560	393,851	325,991
Shareholders’ equity	77,745	69,412	50,358	46,857	43,742
Tangible shareholders’ equity	48,580	54,695	50,358	46,857	43,742
Weighted average shares outstanding	6,057,613	5,534,851	4,998,103	4,986,930	4,958,604
Weighted average diluted shares outstanding	6,057,613	5,560,038	5,024,668	5,024,429	5,034,495
Key Performance Ratios:
Return on average assets	(3.43)%	0.41%	1.51%	1.41%	1.41%
ROAA exclusive of goodwill impairment	(0.74)%	—	—	—	—
Return on average equity	(39.55)%	4.37%	16.54%	15.08%	13.86%
ROAE exclusive of goodwill impairment	(8.52)%	—	—	—	—
Return on average tangible equity	(63.30)%	5.55%	16.54%	15.08%	13.86%
ROATE exclusive of goodwill impairment	(13.63)%	—	—	—	—
Net interest margin, taxable equivalent	2.97%	4.33%	4.60%	4.37%	4.55%
Dividend payout ratio	NM	149.09%	43.11%	43.19%	42.62%
Average equity to average assets	8.66%	9.37%	9.16%	9.35%	10.20%
Average loans to average deposits	89.46%	97.62%	100.30%	100.53%	101.28%
Overhead ratio exclusive of goodwill impairment	93.74%	63.57%	55.49%	55.69%	58.56%
 NM – Not meaningful

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

●
the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which we must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable;

●	the effect of changes in accounting policies, standards, guidelines or principles, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board;

●	the effect of changes in our organization, compensation and benefit plans;

●
the effect on our competitive position within our market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services;

●	the effect of changes in interest rates;

●	the effect of compliance, or failure to comply within stated deadlines, of the provisions of our formal agreement with our primary regulators;

●	the effect of changes in the business cycle and downturns in local, regional or national economies;

●
the effect of the continuing deterioration of the local economies in which we conduct operations which results in, among other things, a deterioration in credit quality or a reduced demand for credit, including a resultant adverse effect on our loan portfolio and allowance for loan and lease losses;

●
the possibility that our allowance for loan and lease losses proves to be inappropriate or that federal and state regulators who periodically review our loan portfolio require us to increase the provision for loan losses or recognize loan charge-offs;

●
the effect of the current and anticipated deterioration in the housing market and the residential construction industry which may lead to increased loss severities and further worsening of delinquencies and non-performing assets in our loan portfolios;

●
the effect of the significant number of construction loans we have in our loan portfolios, which may pose more credit risk than other types of mortgage loans typically made by banking institutions due to the disruptions in credit and housing markets.

●
the effect of troubled institutions in our market area continuing to dispose of problem assets which, given the already excess inventory of residential homes and lots will continue to negatively impact home values and increase the time it takes us or our borrowers to sell existing inventory;

●
the effect of public perception that banking institutions are risky institutions for purposes of regulatory compliance or safeguarding deposits which may cause depositors nonetheless to move their funds to larger institutions; and

●	the possibility that we could be held responsible for environmental liabilities of properties acquired through foreclosure.

We caution that the foregoing list of important factors is not exclusive of other factors which may impact our operations.

CRITICAL ACCOUNTING POLICIES

We have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. These significant accounting policies are described in the Notes to the consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers these accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying value of our assets and liabilities and results of operations. All accounting policies are important, and all policies described in Notes to the consolidated financial statements should be reviewed for a greater understanding of how our financial performance is recorded and reported.

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

EARNINGS OVERVIEW

For the Years Ended December 31, 2008, 2007 and 2006

Our net loss for 2008 was $30.8 million which includes a non-cash charge for impairment of goodwill in the amount of $24.1 million. The net loss was $6.6 million, or $1.14 per common share, exclusive of the charge for goodwill impairment. The net loss for 2008 compares to net earnings of $3.0 million, or $0.55 per diluted common share, in 2007 and $8.3 million, or $1.66 per diluted common share, in 2006. Excluding the goodwill charge,the return on average assets for 2008 was (0.74)%, the return on average shareholders’ total equity for 2008 was (8.52)%, and the return on average tangible equity for 2008 was (13.63)%. This compared to a 0.41% return on average assets and 4.37% return on average equity for 2007, and a 1.51% return on average assets and 16.54% return on average equity for 2006. Over the past ten years, our return on average assets has averaged 1.16% and our return on average equity has averaged 9.20% excluding the goodwill charge in 2008.

Historically, our earnings have been driven primarily by balance sheet growth, particularly in loans, and attaining greater overhead efficiency. Being a suburb of Atlanta along heavily traveled Interstate 20 West, our market has been driven by residential and commercial real estate development. During 2007, we completed our merger with First Haralson which also had a significant presence in west Georgia. The merger increased both earnings and the number of shares outstanding for the last half of 2007. We anticipated that the merger would be neither materially accretive nor dilutive in the first eighteen months following the merger. Our analysis took into account non-recurring, non-operating merger costs, estimated cost savings over a twelve to eighteen month period and the expected average number of shares outstanding based on the elections of First Haralson shareholders. The merger of the two entities actually proved to be very beneficial to the Company since it increased our core earnings base and helped brace us for a significant decrease in credit quality that began in the last half of 2007 and continued throughout 2008.

The acquired loans of First Haralson had no impact on the level of non-performing assets except to increase the total loan portfolio, thereby reducing the percentage of non-performing assets to total loans. Nor did the operations of First Haralson have a negative impact on the charge-down of goodwill incurred in the fourth quarter of 2008. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, requires companies to perform an annual test for goodwill impairment. As a result of the general decline in market valuations for bank stocks, the deterioration of economic conditions and our financial performance as impacted by loan quality deterioration during 2008, we concluded that the goodwill resulting from the Company’s acquisition of First Haralson on July 1, 2007 was impaired. Therefore, we charged-off the entire amount of goodwill recorded on our balance sheet.

Much has been said about the slowdown in the metro-Atlanta residential real estate market over the past eighteen months. There is no question that the subprime mortgage production and subsequent default rate has had an impact on our construction and development borrowers. While we did not actually produce subprime mortgages, the excess inventory of residential homes and lots that has been produced by foreclosure on subprime loans and over-building to meet the demand of subprime lending has had a negative impact on home values and increased the time it takes to sell existing inventory. These economics have had a significant impact on our borrower’s ability to carry the construction or development project and, as a result, have reduced the quality of our overall construction and development loan portfolio.

We began to experience credit quality issues in the third quarter of 2007. The reduction in asset quality continued throughout 2008 as both the national and local economies continued to deteriorate. Since the middle of 2007, our non-performing assets increased from $6.6 million as of June 30, 2007 to $58.3 million as of December 31, 2007, an increase of approximately $51.7 million, or 783%. As of December 31, 2008, non-performing assets totaled $122.0 million, an increase of 110% from the end of 2007. The majority of the non-performing asset increase was attributable to approximately twenty-six residential real estate construction and development loan relationships. In the midst of record credit deterioration in the residential real estate market, we recorded a loan loss provision of $14.9 million and incurred net charge-offs of $16.1 million, or 2.46% of average loans outstanding in 2008. Particularly hard hit in the metro-Atlanta area were the south and west suburbs which comprise much of our market area. Over the last eighteen months comprising the last half of 2007 and all of 2008, we experienced net charged-off loans of $21.1 million which resulted in our recording loan loss provisions in the amount of $24.3 million.

In addition to the elevated loan loss provision and charged-off loans, we recorded charged-off interest on impaired loans in the amount of $2.9 million, realized a loss on sale or charge-down of $1.2 million of foreclosed property and incurred $2.4 million in expense on collection of impaired loans and maintenance of foreclosed property during 2008.

We measure our core earnings before taxes by adding back the charge on goodwill impairment and credit related charges such as loan loss provision, charged-off interest on impaired loans, loss on sale or write-down of foreclosed property and expense on collection of impaired loans and maintenance of foreclosed property. Core earnings before taxes for 2008 were $7.2 million.

Our net interest margin compressed significantly in 2008 when compared to 2007 and 2006. Our net interest margin was significantly impacted by the increase in non-performing assets and increased liquidity that have been carried on the balance sheet throughout 2008. The Bank had $122.0 million of non-performing assets and $75.4 million of cash and cash equivalents on the balance sheet as of December 31, 2008. The net interest margin was 2.97%, 4.33% and 4.60% in 2008, 2007 and 2006, respectively. As loans became impaired, we ceased accruing interest on the balance of the loan. Therefore, the loans became non-performing assets classified as impaired loans and, if not cured, eventually became foreclosed property. The Bank must maintain interest-bearing deposits to cover the balance in non-performing assets and excess liquidity which results in compressing the net interest margin. The net interest margin was also compressed by the amount of interest income that was charged-off on impaired loans. In addition, the Bank increased its interest-bearing deposits to fund increased liquidity needs. The safety and availability of our customer deposits became a priority in response to increased headline risk in 2008 as banks across the country (including very large banks and Georgia banks) began to fail.

In addition, compression of the net interest margin can take place if our balance sheet is not protected from the impact of changes in market interest rates. While not completely immune to compression of the net interest margin due to interest rate risk, rapidly falling market interest rates negatively impacted the net interest margin in late 2008. As interest rates approach zero, our certificates of deposit require time to reprice to match falling loan and cash and cash equivalent yields. If rates fall rapidly and certificate of deposit rates remain high because of perceived risk in the banking system, our margin could continue to be negatively impacted.

Management continually seeks to increase revenues while controlling costs. In 2008, our overhead ratio excluding the charge for the impairment of goodwill (non-interest expense/net interest income plus non-interest income) was 93.7%, compared to 63.6% in 2007 and 55.5% in 2006. The increase in the overhead ratio is primarily due to the impact of increased collection and carrying cost of non-performing assets. Once non-performing assets are reduced and expense reduction measures are realized, the overhead ratio is expected to decrease to historical levels.

Net Interest Income

Our operational results primarily depend on the earnings of the Bank which depend, to a large degree, on its ability to generate net interest income. Net interest income represented 74.7%, 78.0% and 78.5% of net interest income plus other income in 2008, 2007 and 2006, respectively. The following discussion and analysis of net interest margin assumes and is stated on a tax equivalent basis. That is, non-taxable interest is restated at its taxable equivalent rate.

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

Our net interest income decreased by $6.1 million, or 21.5%, in 2008 from 2007, and increased by $5.3 million, or 22.6%, in 2007 from 2006. Net interest income for 2008 was $22.5 million compared to $28.6 million for 2007 and $23.4 million for 2006. The net interest margin on interest earning assets was 2.97% in 2008, 4.33% in 2007 and 4.60% in 2006 on a tax equivalent basis.

Market interest rates have been very volatile during the past five to six years. From mid 2004 through the first half of 2007, short term interest rates increased 575 basis points from 2003 levels. Beginning in the last half of 2007 though 2008, short term interest rates declined over 600 basis points and are likely to remain at historic lows for the foreseeable future. These broad fluctuations can have a significant impact on our net interest margin and net interest income without robust interest rate risk management. We seek to manage our interest rate risk such that fluctuations in market rates do not have a significant negative impact on earnings. Throughout the period of increasing and decreasing rates our margin compressed and expanded although not with the extreme volatility that short term market interest rates have fluctuated. The decline in net interest margin that we experienced in 2008 was partly due to rapidly declining interest rates. However, most of the compression was due to the increase in non-performing assets and increased liquidity levels.

The increase in non-performing assets and the write-off of accrued interest on impaired loans was a primary component of our interest margin compression in 2008. The larger the amount of non-performing assets as a percentage on our balance sheet, the more compressed the net interest margin becomes. We employ interest-bearing deposits to fund non-interest bearing assets thereby reducing the net interest margin. Margin reduction is further exacerbated when we charge-off previously accrued interest. As stated above, non-performing assets increased from $58.3 million as of December 31, 2007 to $122.0 million as of December 31, 2008. The annual average balance of non-accrual loans for 2008 was $51.3 million. Further, we charged-off interest in 2008 on impaired loans in the amount of $2.9 million. We include the average balance of nonaccrual loans in the denominator and we subtract charged-off interest from the numerator in the calculation of the net interest margin.

Additionally, we were hampered in our interest rate risk management strategy because of the necessity to increase our liquidity (cash reserves) in 2008. Because of the uncertainty that arose in the banking industry in 2008 and the fear created by the local and national media, we increased our amount of cash and liquid assets to cover any potential withdrawals that may have taken place. The amount of interest earned on liquid assets is currently less than the cost of obtaining funds. The Federal Reserve reduced the target federal funds rate (the rate earned on liquid assets) to between zero and 0.25% in the fourth quarter of 2008. Our average yield on federal funds sold was 1.47% for 2008. This compares to our average cost of funds in the amount of 3.49% for 2008. The negative spread plus the interest carry on non-performing assets compresses both our net interest margin and net interest income. Our net interest margin decreased by 136 basis points, comparing 2008 to 2007. Our net interest margin was 2.97% in 2008 compared to 4.33% in 2007. The net interest margin in 2006 was 4.60% which is more representative of our historical net interest margin. Over the past ten years including 2008, our net interest margin has averaged 4.57%.

Our average yield on earning assets in 2008 was 6.16%, a decrease of 214 basis points compared to 2007 and a decrease of 202 basis points from 2006. Our average cost of funds was 3.49% in 2008, a decrease of 108 basis points from 2007 and 78 basis points from 2006. The yield on total loans in 2008 was 6.35%, but the yield would have been approximately 7.38% had we not had the $2.9 million of charged–off interest and reduced the average balance of total loans by the average non-accrual loans of $51.3 million. Consequently, the impact to the loan yield isolating the effect of charged-off interest and non-accrual loans in 2008 was 103 basis points. The impact of non-performing assets on the net interest spread was 57 basis points in 2008. The impact of non-performing assets on the net interest margin could be greater in 2009 unless the average balance of non-performing assets is reduced and management is able to minimize the amount of future charged-off interest.

The following table shows, for the past three years, the relationship between interest income and interest expense and the average daily balances of interest-earning assets and interest-bearing liabilities on a tax equivalent basis assuming a rate of 34%:

Table 1
Average Consolidated Balance Sheets and Net Interest Analysis
(in thousands)
	For the Years Ended December 31,
	2008			2007			2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Interest earnings assets:
Federal funds sold	$24,877	366	1.47%	$11,691	614	5.25%	$12,133	641	5.28%
Investments:
Taxable	62,565	3,671	5.87%	49,907	3,295	6.60%	40,528	2,491	6.15%
Tax exempt	63,539	3,996	6.29%	42,013	2,699	6.42%	28,159	1,825	6.48%
Total Investments and Federal Funds Sold	150,981	8,033	5.32%	103,611	6,608	6.38%	80,820	4,957	6.13%
Loans (including loan fees):
Taxable	650,850	41,307	6.35%	579,126	50,057	8.64%	440,939	37,695	8.55%
Tax Exempt	1,747	147	8.41%	1,261	123	9.74%	944	94	9.96%
Total Loans	652,597	41,454	6.35%	580,387	50,180	8.65%	441,883	37,789	8.55%
Total interest earning assets	803,578	49,487	6.16%	683,998	56,788	8.30%	522,703	42,746	8.18%
Other non-interest earnings assets	94,137			56,864			26,988
Total assets	$897,715			$740,862			$549,691

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Deposits:
Demand	$207,231	3,530	1.70%	$172,706	6,259	3.62%	$137,747	4,995	3.63%
Savings	25,329	96	0.38%	20,631	242	1.17%	16,908	185	1.09%
Time	424,315	19,088	4.50%	337,058	17,373	5.15%	232,143	10,776	4.64%
FHLB advances & other borrowings	76,972	2,897	3.76%	63,966	3,307	5.16%	51,985	2,771	5.33%
Total interest-bearing liabilities	733,847	25,611	3.49%	594,361	27,181	4.57%	438,783	18,727	4.27%

Non-interest bearing deposits	72,576			64,170			53,762
Other liabilities	13,547			12,919			6,787
Shareholders’ equity	77,745			69,412			50,359
Total liabilities and Shareholders’ equity	$897,715			$740,862			$549,691
Excess of interest-earning assets over interest-bearing liabilities	$89,637			$89,637			$83,920
Ratio of interest-earning assets to interest-bearing liabilities	109.50%			115.08%			119.13%

Net interest income tax equivalent		23,876			29,607			24,019
Net interest spread			2.67%			3.73%			3.91%
Net interest margin on interest earning assets			2.97%			4.33%			4.60%

Tax Equivalent Adjustments:
Investments		(1,325)			(919)			(621)
Loans		(49)			(42)			(32)
Net interest income		$22,502			$28,647			$23,366

Non-accrual loans and the interest income that was recorded and/or charged-off on these loans are included in the yield calculation for loans in all periods reported.

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

Table 2
Changes in Interest Income and Expense on a Tax Equivalent Basis
(in thousands)

	Increase (decrease) due to changes in:
	2008 over 2007			2007 over 2006
	Volume	Rate	Total	Volume	Rate	Total
Interest income on:
Federal funds sold	$194	(442)	(248)	$(23)	(4)	(27)
Taxable investments	743	(367)	376	619	186	805
Non-taxable investments	1,354	(56)	1,298	890	(16)	874
Taxable loans	4,552	(13,303)	(8,751)	11,983	379	12,362
Non-taxable loans	40	(17)	23	31	(2)	29
Total Interest Income	6,883	(14,185)	(7,302)	13,500	543	14,043

Interest expense on:
Deposits:
Demand	588	(3,318)	(2,730)	1,267	(2)	1,265
Savings	18	(164)	(146)	44	13	57
Time	3,925	(2,210)	1,715	5,408	1,189	6,597
FHLB advances & other borrowings	581	(990)	(409)	704	(168)	536
Total Interest Expense	5,112	(6,682)	(1,570)	7,423	1,032	8,455
Increase (decrease) in net interest income	$1,771	(7,503)	(5,732)	$6,077	(489)	5,588

Other Income

Other income in 2008 was $7.6 million, a decrease of $451 thousand, or 5.6%, when compared to 2007. Most of the increase in service charges on deposit accounts and ATM network fees for 2008 was attributable to the combination of WGNB and First Haralson. The merger took place in July of 2007. Consequently, there is a half year of First Haralson’s other non-interest income included in our 2007 operations and a full year in 2008.

Including a half year of First Haralson’s operations in 2007 versus the full year of operations in 2008 for the merged entities had the greatest impact on service charges on deposit accounts and ATM network fees. Service charges on deposit accounts increased by $891 thousand, or 16.6% in 2008 compared to 2007. Much of the increase in service charges on deposit accounts was attributable to non-sufficient funds charges. Non-sufficient funds charges increased by $835 thousand, or 17.0%, from 2007 to 2008. Service charges on demand, money market and savings deposits increased by $50 thousand from 2007 to 2008. While both non-sufficient funds and service charge revenue increased, the increase was not as robust as it had been in prior years. Deposit holders have become more fee sensitive as the economy has worsened. Customers are choosing free checking accounts and taking greater care not to overdraft their accounts as frequently as a means to conserve money.

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

ATM network fees increased by $422 thousand, or 40.3%, comparing 2008 to 2007. ATM network fees increased by $270 thousand, or 34.7%, in 2007 compared to 2006. The increase in ATM network fees, which are volume driven revenues, continues to be attributable to increased foreign (non-First National Bank of Georgia customers) usage of our expanding ATM network as well as the increased volume of ATM and debit card revenue attributable to the addition of First Haralson’s ATM operations to the operations of WGNB.

Mortgage origination fees decreased by $116 thousand, or 29.7%, from 2007 to 2008 and were flat between 2006 and 2007. The decline in mortgage fee income was attributable to the much publicized credit and mortgage foreclosure crisis that took place in 2008. After the subprime losses of 2007 and 2008, mortgage underwriting standards have since increased. Credit extension has also decreased due to falling residential real estate values. Mortgage lenders are reluctant to lend on housing because of an inability to determine how low home values will continue to fall. Consumer confidence, too, is at an all time low while unemployment rates continue to increase. Consumers do not feel confident enough about the immediate future to make large purchases like homes or automobiles, despite decreasing prices.

Our wealth management business was a significant contributor to fee income for us in 2008 and 2007. However, due to the volatility and sharp decrease in the equities market, fee income attributable to wealth management services decreased by $194 thousand, or 30.4%, comparing 2008 to 2007. The wealth management division had become cumulatively profitable through 2007 after its start-up in 2006. Despite the 30.4% decline in revenue in 2008, however, the wealth management division missed the breakeven point by only $24 thousand. Comparing 2007 to 2006, most of the increase in brokerage fees was attributable to twelve months of operation in 2007 compared to four months in 2006.

During 2008, and extending into January 2009, we closed three locations. Due to deteriorating economic conditions and the cost saving measures discussed below, we closed our loan production office in Coweta County and the two locations of our Banco de Progreso division. All three locations were leased. Consequently, we wrote down the book value of the leasehold improvements for all locations. In addition, we sold a small amount of surplus fixed assets during 2008 that resulted in a small loss. The charge-offs and sale of fixed assets resulted in a net loss of $303 thousand, most of which was recognized in the fourth quarter of 2008.

In August of 2008, the Company repaid its $20.0 million securities sold under a repurchase agreement and paid a fee of $683 thousand. The Company also sold securities available-for-sale during the third quarter in the amount of $21.5 million for a net gain of $329 thousand. In addition, the Company sold $7.3 million of securities in the first and second quarters of 2008 for a net gain of $106 thousand. The total net gain on the sale of securities for 2008 was $435 thousand compared to no gain or loss on the sale of securities in 2007 and 2006. The sale of securities and the reduction of debt during 2008 resulted in deleveraging of approximately $20 million of the Bank’s balance sheet giving the Company greater capital coverage and more available liquidity.

Management continues to actively manage our non-performing asset portfolio. Included in the management of the non-performing asset portfolio is the valuation and sales of the non-performing loans and foreclosed property. During 2008, we sold $18.9 million of non-performing loans and foreclosed property. The total loss on sale or write-down of property for 2008 was $1.2 million comprised of a loss on write-downs of non-performing loans and foreclosed property of $1.1 million and a loss on sales of non-performing loans and foreclosed property of approximately $100 thousand. In total, we received 91% of the original loan balance on the sales of these non-performing loans and foreclosed property.

The loss on the sale and write-down of foreclosed property during 2007 in the amount of $729 thousand was attributable to a cumulative recognition of net gains on disposal of foreclosed property in the amount of $75 thousand and a fourth quarter write-down of foreclosed property of $804 thousand. The write-down of foreclosed property occurs after we receive updated appraisals on certain foreclosed properties we hold. The updated appraisal may result in the need for further write-down of non-performing loans or foreclosed property. The net loss on the sale and write-down of foreclosed property in the fourth quarter of 2007 compared to a 2006 gain on the sale of foreclosed property in the amount of $243 thousand. Over the past three years, the net loss on sale or subsequent write-down of non-performing loans and foreclosed property totaled $1.7 million.

 Miscellaneous income decreased by $447 thousand comparing 2008 to 2007. During 2007, we recognized $237 thousand in gain in the market value of a fair value swap described in Note 11 to the consolidated financial statements “Commitments – Derivative Instruments and Hedging Activities” compared to no gain during 2008 or 2006. The Company terminated its fair value interest rate swap position in April 2008 for a gain in the amount of $626 thousand. The Company is recognizing the gain on the transaction over the original term of the swap. The Company recognized $483 thousand of the gain during 2008. However, the gain is recognized as a reduction in interest expense on the original instruments hedged. In addition, we received a distribution of $118 thousand from a business development partnership in which we are a member in the first quarter of 2007 which was non-recurring in nature and therefore no such revenue was recognized in 2008 or 2006.

Included in miscellaneous income in 2008 and 2007 was $163 thousand and $78 thousand, respectively, of income on insurance contracts that were owned by First Haralson in connection with its supplemental employee retirement plan. See Note 15 to the consolidated financial statements – “Supplemental Employee Retirement Plan”. No income was recognized in 2006 since prior to the merger, the Company had no such plan in place.

Late fees on loans are included in miscellaneous income. Late fees on loans in 2008 were $372 thousand compared to $365 thousand in 2007 which, in turn, exceeded late fees on loans in 2006 by $72 thousand. The remainder of the difference in miscellaneous income is attributable to the addition of First Haralson’s miscellaneous revenue and other line items which contributed to our growth in the volume of fees from 2006 for a half year in 2007 and a full year in 2008.

Other Expense

Management focused on expense reduction in 2008. It became clear in early 2008 that credit collection cost, loan loss provision, write-down of and maintenance and carrying costs of non-performing assets and foreclosed property would increase dramatically. We anticipated a significant increase in expenses from 2007 to 2008 resulting from adding a full year of the expenses of the merged entities compared to a half year in 2007. However, we sought to reduce staff and facilities overhead that did not contribute to the core revenue of the Bank or collection and management of non-performing assets and foreclosed property. At the time of the merger, we structured sufficient management and staff to continue to grow the institution. In the fourth quarter of 2008, we reduced a layer of management flattening the organizational chart for 2009. Loan demand and volume dramatically decreased in 2008 as consumers and business owners sought to reduce outstanding debt. Lending on residential real estate, the primary business of the West Georgia area, also decreased dramatically in 2008 compared to the last five years. Management undertook staff reductions and branch and facilities closings in the fourth quarter of 2008. Much of these cost savings will be realized in 2009 and we estimate that other non-interest expense will be reduced by approximately $3.0 million compared to 2008. The bulk of that reduction is anticipated to take place in salaries and benefits and occupancy expense.

We continue to have a strong desire to support our community with our over 60 year history and heritage of serving our customers with their depository and borrowing needs. We feel that our core franchise value will remain intact through maintaining the number one deposit market share community bank in the West Georgia area. We focused on consumer and local business deposit and lending needs in 2008 and placed much less emphasis on generating larger loans on residential real estate or commercial properties. Therefore, our staff reduction and facilities closings were undertaken with that strategy in mind. Additionally, we created a Special Assets Management division (“SAM”) whose sole function is to maintain, manage, market and dispose of non-performing assets and foreclosed properties. This division of duties allows our remaining lending staff to focus on serving new customers and maintaining the performing loan portfolio. The SAM was staffed with existing experienced commercial lenders and support staff thereby avoiding the need to hire additional staff. As the economy improves, the Bank will have retained our most valuable lenders. The goal of our SAM division is to realize the maximum value on impaired loans and foreclosed property for our shareholders while disposing of the loans and property as quickly as possible to reduce the interest and carrying cost to conserve the Company’s capital and cash reserves.

We closed the Coweta County loan production office in November of 2008. That office was designed to serve the growing residential and commercial development market in Coweta County which was dramatically and suddenly impacted by the slowdown in the metro-Atlanta economic conditions. West Georgia, including Carroll, Haralson, Douglas and Coweta Counties, experienced increased unemployment and decreased demand for both residential and commercial real estate. Additionally, our Banco de Progreso division was also impacted by the downturn in economic conditions. In response, we have consolidated our Banco de Progreso operations into our traditional branches. We will continue to serve the Spanish-speaking community’s deposit and loan needs in our nearby branches. We closed the Newnan Banco de Progreso branch and the Carrollton Banco de Progreso locations in January 2009. All three locations were leased and we have negotiated a satisfactory termination of leases. We accrued the impact of the closing of the facilities, including write-down of leasehold improvements and severance benefits related to staff reduction, in 2008. We anticipate that the Bank will realize significant staff and occupancy cost savings in 2009.

Other expenses increased by $29.0 million, or 124.3%, in 2008 over 2007 and by $6.8 million, or 41.3%, in 2007 over 2006. As mentioned in the overview, we charged-off all of our goodwill recorded in connection with the merger with First Haralson in the amount of $24.1 million in the fourth quarter of 2008. The charge-off of goodwill is classified as other expenses and is a non-cash item which has no impact on the Bank’s regulatory capital or liquidity position. A core deposit intangible in the amount of $4.9 million remains intact and was determined to not be impaired as a result of the impairment testing.

The charge-off of goodwill represented 83.1% of the $29.0 million increase in other expense. Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” requires companies to perform an annual test for goodwill impairment. As a result of the general decline in market valuations for bank stocks including our own market capitalization and the deterioration of economic conditions during 2008, and in connection with the preparation of our annual financial statements for 2008, the Company concluded that the goodwill resulting from the Company’s acquisition of First Haralson on July 1, 2007 was impaired.

Impairment is a condition that exists when the carrying amount of goodwill exceeds its fair value. SFAS No. 142 requires a two-step impairment test that should be used to test the impairment and measure the amount of impairment loss to be recognized. The first step of the goodwill impairment test compares the fair value of the Company with its carrying amount including goodwill. Fair value is the amount at which the Company could be bought or sold in a current transaction between willing parties in an other than forced or liquidation sale. If the fair value of the Company exceeds its carrying amount, the goodwill is not considered impaired. If the carrying amount of the Company exceeds its fair value, then a second step is required to measure the amount of impairment.

The second step of the goodwill impairment test requires performing a purchase price allocation as if a business combination were consummated on the date of the impairment test, with the fair value of the Company serving as a proxy for the purchase price. Fair values of the assets and liabilities are determined to measure the implied value of goodwill at the test date. If the implied fair value of the goodwill is lower than its carrying amount, goodwill impairment is indicated, and the carrying amount of goodwill is written down to its implied fair value. The valuation approaches that were implemented in measuring fair value were the cost approach, the income approach and the market approach. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset often referred to as current replacement cost. The income approach uses valuation techniques to convert future amounts of cash flows or earnings to a discounted amount. The market approach uses observable prices and other relevant information that is generated by market transactions involving identical or comparable assets or liabilities.

As was the case in net interest income and other income, the primary reason for increased expenses for 2008 from 2007, other than the goodwill impairment charge, is twelve months of operations which include the First Haralson operations in 2008 compared to only six months in 2007. Increased salaries and employee benefits were a significant component of the increase in other non-interest expenses in 2008 from 2007 and 2006. Salaries and employee benefits increased $743 thousand, or 5.3%, from 2007 to 2008 and $4.0 million, or 40.1%, from 2006 to 2007. Occupancy expenses increased by $661 thousand, or 20.0%, from 2007 to 2008, and $898 thousand, or 37.4%, from 2006 to 2007. Other operating expenses increased $1.5 million, or 26.7%, comparing 2008 to 2007 and $1.7 million, or 42.2%, comparing 2007 to 2006. Operations in 2007 included non-recurring merger costs which were not incurred in either 2008 or 2006.

The level of other non-interest expense that we absorbed in the combination with First Haralson is very much in line with what management expected based upon our due diligence and the estimation of merger costs and attainable cost savings in the eighteen months following the merger. We offered certain employees voluntary retirement packages which were accepted by some of the staff members, including certain WGNB employees. That cost was expensed in the period in which it was incurred, but primarily in 2007. While the increase in expenses on a percentage basis was material in relation to our year over year increase in salary and employee benefits expense, the increase from 2006 to 2007 was much greater than from 2007 to 2008. As indicated previously, we did experience cost savings in 2008 salary and employee benefits that were offset by increases in non-interest expense related to non-performing loans and foreclosed property.

In terms of asset size, First Haralson had approximately $211 million in assets as of the closing of the merger in July 2007. Our asset size prior to the merger was $623 million. Consequently, First Haralson was one third our size and employed 85 people immediately preceding the closing of the merger. Management expected that both revenue and expenses would increase by 30% to 40% depending on the category. First Haralson operated seven branches in Haralson and Carroll Counties, one of which closed after the merger (the Carrollton location). While the conversion of the two operating systems went very smoothly, it was very time consuming and required all available human resources from both companies during 2007. We were able to reduce staff and expenses in 2008 once the operations were absorbed and stabilized as a single entity

In addition to the First Haralson acquisition, we added 11 full time employees when we opened a commercial loan production office and a second Banco De Progreso location in Coweta County during 2007. We also experienced an entire year of operations from our Chapel Hill location in Douglas County and our initial Banco De Progreso location in Carroll County, both of which were placed in service in 2006. Management expected a significant increase in expense related to our expansion efforts and the 2007 increase in salaries and benefits, occupancy and other operating expense reflected that fact. The downturn in the national and local economy, however, had a significant impact on our expansion strategy which we rapidly reversed in 2008. We believed at the time we formed our business strategy, that the investment in expansion would ultimately provide an enhanced return to our shareholders. However, our expansion strategy has been suspended until economic conditions improve.

The increase in salaries and benefits comparing 2007 to 2008 is broken down as follows: Salaries and overtime increased by $2.0 million, or 22.2%; and employee benefits including profit-sharing, bonus, 401k, deferred compensation, payroll tax and employee health and life insurance expense decreased $1.3 million, or 27.4%. Most of the decrease in employee benefits from 2007 to 2008 was attributable to profit sharing and bonus expense which decreased by $1.9 million, or 100%. No bonuses or profit sharing payments were incurred in 2008 as management sought to decrease expenses. The only employee benefit category that increased from 2007 to 2008 was employee health and life insurance expense (by $317 thousand, or 23.7%) and deferred compensation expense (by $120 thousand, or 121.2%) both of which were attributable to twelve months as opposed to six months of operations as a merged entity for those two years of comparison. Our deferred compensation expense is more fully described in Note 15 to the consolidated financial statements “Supplemental Employee Retirement Plan”.

We had 186 full time equivalent employees as of June 30, 2007, just before the merger. On July 2, 2007, we added 81 full time equivalent employees (for an increase of 43.5%) as a result of the First Haralson merger. As of December 31, 2008, we had 248 full time equivalent employees, a reduction of 7.1% from July 1, 2007. During 2008, management allowed attrition to reduce staff (by 15 positions) until the fourth quarter of 2008 when we reduced staff further by 11 positions. The reduction of an additional 11 positions took place in January 2009 with the closing of the Banco de Progreso locations. Our lending staff was also reduced through the reassignment of six staff members to the SAM division as described above. The SAM division employs six staff members. Much of the reduction in staff took place in specific departments such as residential mortgage origination which was greatly reduced in 2008. In addition, we realized a reduction of the management team. Several management positions were eliminated as a result of a flattening of the organization chart. We attempted to maintain customer service, teller positions and fewer consumer lender and commercial lender positions in order to continue to serve our core depositor and borrower base. Several bilingual customer service representatives, tellers, lenders and operational staff that were in the Banco de Progreso division were retained in order to serve the needs of our Spanish-speaking customers. In past years, merit and cost of living increases accounted for 4% to 5% of increased salary expense. In 2008, however, approximately 1% of the increase in salaries was attributable to merit and cost of living increases. Comparing 2007 to 2006, the additional employee count in the last half of 2007 resulting from the merger accounted for nearly all of the increase in salaries and benefits. Annual merit increases accounted for less than 4% of the increased salaries in 2007 from 2006.

We are required to continue to expense options despite the low probability that they will be exercised in the near future. Comparing the exercise price of outstanding options to the market value of the Company’s stock, the outstanding options had no intrinsic value to employees as of December 31, 2008. Options expense was $175 thousand in 2008 compared to $178 thousand in 2007. We do not anticipate that options will be granted in 2009. Our stock-based compensation expense methodology is described more fully in Note 1 to the consolidated financial statements “Stock Compensation Plans”.

The increase in salaries and benefits from 2006 to 2007 are described as follows: Salaries, overtime and related payroll taxes increased $3.0 million, or 42.6%; profit sharing, 401k, bonuses, deferred compensation expense and stock option expense increased $562 thousand, or 26.5%; and employee benefits which primarily included employee health and life insurance expense increased $467 thousand, or 53.6%.

 Prior to the merger, we negotiated with certain First Haralson executive officers to buyout their employment agreements. Those expenditures were included in transaction costs of the merger and, thus, were not expensed in 2007. However, we offered voluntary retirement packages throughout the combined organization post merger. Certain employees exercised this offer which resulted in our expensing approximately $271 thousand in salary and payroll tax expense related to voluntary retirement. In connection with the merger and subsequent conversion of operating systems, we also incurred $62 thousand in overtime expense that was directly related to the conversion. Management considered both the voluntary retirement offer and the overtime to be non-recurring in nature in 2007. The increase in profit sharing, 401k, bonuses, deferred compensation and employee health and life insurance expense is similarly attributable to the merger and location expansions completed in 2006 and 2007.

We plan no merit or cost of living salary increases in 2009 and have reduced the amount by which the Company matches employees’ contributions to the 401k retirement plan from a maximum 6% of an employee’s salary in 2008 to 1% in 2009. In 2007 and 2006, the Company paid an additional 5% of an employee’s salary into the 401k plan as a component of the profit sharing. No such payment was made in 2008 nor is there intention to make such payment in 2009. Additionally, we do not intend to increase staff and anticipate that we will experience normal attrition in 2009. This change in compensation and staffing strategy is estimated to reduce salary and benefits expense by approximately $2.0 million in 2009, when compared to 2008.

Occupancy expense increased by $661 thousand, or 20.0%, from 2007 to 2008. Most of the increase is attributable to a full year of operations and depreciation expense of First Haralson’s operations in 2008 compared to only six months in 2007. Depreciation expense increased by $185 thousand, comparing the year ended 2007 with 2008. The increase in depreciation expense from 2007 to 2008 was attributable to the additional fixed assets of First Haralson which were recorded at their market value as of July 2007, rather than at their historical cost. All other occupancy expense increased by $476 thousand, or 25.7%. This increase was projected based on post merger analysis and branch additions in 2006 and 2007. We anticipate that we will experience cost savings in lease, utilities, real estate taxes and other occupancy expense that was previously associated with the discontinued Coweta County loan production office and the two Banco de Progreso locations, which will no longer be incurred in 2009.

Occupancy expense increased by $898 thousand, or 37.4%, in 2007 when compared to 2006, which is attributable to the merger and branch expansion previously discussed. Occupancy expense of the branches including the additional branches of First Haralson and administrative and operations offices comprise six major components: depreciation, utilities, property tax, operating leases, repairs and maintenance expense. Depreciation expense in 2007 increased by $315 thousand, or 27.7%, compared to 2006. Likewise, utilities expense increased $239 thousand, or 49.9%, comparing 2007 to 2006. All other occupancy expense including property taxes, maintenance and repairs, and operating leases, increased by $344 thousand, or 43.4%, comparing 2007 to 2006.

Expense on loans and foreclosed property increased dramatically from 2007 to 2008 as credit quality continued to deteriorate. Included in expense on loans for all periods are legal, collection and appraisal expenses on impaired loans and maintenance, management, improvement costs and real estate taxes attributable to foreclosed property. Expense on loans and foreclosed property increased by $1.96 million, or over five times the amount realized in 2007 which, in turn, was almost two and a half times the amount expended in 2006. Expense on foreclosed property was $1.93 million in 2008, an increase of $1.76 million, or eleven times the amount recorded in 2007. Expense on impaired loans was $458 thousand in 2008, an increase of $203 thousand, or 79.9%, compared to 2007.

 Approximately 75% of our foreclosed property is either developed or partially developed residential lots or raw residential and commercial land. Consequently, much of the expense related to foreclosed property in 2008 was current and past due real estate taxes, erosion control and cleanup of the properties after foreclosure. We paid current and past due real estate taxes in the amount of $1.0 million either at foreclosure or in the fourth quarter of 2008. Approximately 50% of the real estate taxes paid in 2008 were past due. Expense for legal fees related to foreclosure of property was $280 thousand. We incurred erosion and water control costs, property management, maintenance and property improvement costs of approximately $650 thousand.

The expense on impaired loans includes appraisal fees, legal costs and other expenses incurred in the collection of loans that have not yet been foreclosed. The balance of impaired loans was $71.6 million as of December 31, 2008 compared to $46.4 million as of December 31, 2007. The increase in collection costs has been a function of more volume in 2008 than 2007. The Company typically experiences loan related expense that is equivalent to what we expensed in 2006. Appraisal, environmental, survey and title exam fees were $171 thousand, legal costs for collection of loans were $153 thousand and other loan administration expenses were $134 thousand in 2008. The expenses in 2008 and the last half of 2007 were more concentrated in collection costs rather than in loan production and underwriting costs which were the bulk of similar expenses in early 2007 and 2006. Total expense on loans increased by $333 thousand, or 150.6%, comparing 2007 to 2006. Expense related to foreclosed property increased by $158 thousand which is reflective of the increased amount of foreclosed real estate in 2007 from 2006. Collection, legal and appraisal fees related to collection efforts on troubled loans increased by $175 thousand from 2006 to 2007.

The increase in expense on loans and foreclosed property is of primary concern to management and represents another factor in limiting the desired holding period of real estate taken in foreclosure and the quantity of impaired loans. We anticipate that as construction, acquisition and development loans are decreased in 2009 and become a reduced percentage of the loan portfolio, the expense on loans and foreclosed property will decrease. Because of the uncertainty related to the credit quality of our construction, acquisition and development loan portfolio and the potential credit weakness that may migrate to our commercial and consumer loan portfolios, management has only limited knowledge as to whether cost savings can be achieved in this expense category. Much of the Bank’s market area, including commercial and professional enterprises and small businesses, has historically been dependent on residential real estate development, construction and sales and related commercial development retail trade for a significant portion of their revenue.

Other operating expenses increased by $1.5 million, or 26.7%, from 2007 to 2008, and increased by $1.7 million, or 42.2%, from 2006 to 2007. Other operating expense includes professional, accounting and regulatory fees, ATM network fees, advertising, charitable contributions and FDIC insurance. Also included in other operating expense are costs for supplies such as printing, checks, paper and envelopes related and postage attributable to Bank operations and customer statements.

Accounting and other professional fees increased by $117 thousand, or 19.7%, from 2007 to 2008, and by $128 thousand, or 27.7%, from 2006 to 2007. The increase in accounting and other professional fees had less to do with the merger and more to do with ongoing internal audit and compliance costs related to Sarbanes-Oxley Section 404. The expenses related to the compliance burdens of being a listed public company have proven to be more costly with regard to consulting with accountants and attorneys than anticipated. Legal expenses increased by $104 thousand, or 85.8%, from 2007 to 2008. We incurred increased attorneys fees related to communicating and complying with increased banking scrutiny and regulation. Legal fees related to collection of loans are not included in this line item for any period. Rather, those legal fees are included in expense on loans and foreclosed property.

Premiums paid to the Federal Deposit Insurance Corporation (“FDIC”) for deposit insurance increased dramatically from 2007 to 2008. Deposit insurance premium expense was $535 thousand in 2008 compared to $62 thousand in 2007, almost a nine-fold increase. The increase is somewhat attributable to the increase in deposits due to the First Haralson merger, but the overwhelming reason for the increase in deposit insurance premium expense for all banks is the increased risk and exposure the banking industry has placed on the deposit insurance fund in the last eighteen months. The Bank recognized a credit awarded to the banking industry in the last half of 2006 and throughout 2007. This credit was exhausted prior to 2008. During 2006 and 2007, deposit insurance expense had trended downward because the estimated loss rate on the insurance fund had historically been very low. We anticipate that deposit insurance premiums will increase further in 2009 since the Bank is participating in the Temporary Liquidity Guarantee Program created by the FDIC. The safety of bank deposits is of utmost importance in maintaining confidence in the national banking system. Changes in regulation and supervisory issues are likely to continue and be more defined and refined in 2009. There is a proposal that will require banks to recapitalize the FDIC fund with a one-time assessment in 2009. The estimate of the rate is $200 thousand per $100 million of deposits. This one-time assessment along with the increase in FDIC insurance rates will have a significant impact on other non-interest expense in 2009.

Advertising expense in 2008 decreased by $82 thousand, or 24.1%, from 2007. Advertising expense increased in 2007 by $91 thousand, or 36.2%, compared to 2006. However, $48 thousand of the increase in 2007 was related to promoting the newly combined institution and educating the market with regard to our name change. Advertising expense is somewhat discretionary. As part of our cost cutting efforts, we purposely reduced the amount of advertising expense we incurred. Like advertising, charitable contributions expense is discretionary. Contribution expense increased much less than anticipated in 2008 over 2007. Management is attempting to be very visible in the communities in which the Bank serves. The best way for a community bank to accomplish this is to maintain its contribution to local charities. Contribution expense was budgeted to increase by approximately 25% from 2007 to 2008. The actual increase was 13.5%.

ATM network and non-network expense increase by $226 thousand, or 51.3%. ATM expense, like ATM revenue, is volume sensitive and was impacted by twelve months of the ATM network of First Haralson in 2008 compared to six months in 2007. ATM network revenue increased by $420 thousand, comparing 2008 to 2007. Consequently, the increase in ATM revenue outpaced the increase in ATM expense.

Another merger related expense is the amortization of the core deposit intangible. Again, this amortization, like the goodwill impairment, is a non-cash charge. During the twelve months of 2008, we recorded $573 thousand of amortization of the core deposit intangible, an increase of $286 thousand, or 100%, compared to that in 2007. The core deposit intangible is amortized on a straight-line basis over the period of benefit, which is estimated to be ten years. The core deposit intangible is reviewed for impairment annually as events or changes in circumstances indicate that the value in the underlying asset may have given rise to the core deposit intangible becoming permanently impaired. We have determined that the value of our core deposit intangible was not impaired in 2008 or 2007.

During 2008, we recorded $557 thousand of expenses for supplies which represented almost no change from 2007. However, during 2007, we incurred one-time expenditures for office supplies, letterhead and promotional items that were redesigned to accommodate our new name and logo. In 2006, we expensed $365 thousand for supplies compared to $558 thousand in 2007, an increase of $193 thousand, or 52.8%. The merger related expenditures for supplies was $96 thousand in 2007. This expense was primarily for reprinting and redesign of statements and promotional literature and was not incurred in 2008. The number of customer accounts increased by 30% to 35% in the merger which caused supply expenses to increase in 2008 and 2007 as a result of increased volume. Supplies expense for 2007 included six months of the combined companies compared to twelve months in 2008. Therefore, we did reduce supplies expense when viewed on an annual basis.

 Other expenditures directly related to the volume of customer accounts resulting from the First Haralson merger and including them for twelve months of operations in 2008 as opposed to six months of operations in 2007, are postage and data processing expense. Postage expense increased by $69 thousand, or 18.4%, from 2007 to 2008 and $103 thousand, or 38.0%, from 2006 to 2007. Technology expense increased by $72 thousand, or 20.4%, from 2007 to 2008 and $276 thousand, or 38.7%, comparing 2006 to 2007. Included in the 2007 increase is $20 thousand related to the conversion of operating systems in connection with the merger which did not recur in 2008.

Miscellaneous expense decreased by $136 thousand, or 31.5%, comparing 2007 to 2008. Miscellaneous expense increased by $182 thousand, or 72.5%, from 2006 to 2007. Items included in miscellaneous expense are customer and employee appreciation gifts and functions, amortization of investment in tax credits, portfolio management fees, seasonal decorations for facilities, employee health and community appreciation programs. Much of the increase from 2006 to 2007 resulted from amortization of tax credits in the amount of $129 thousand and $32 thousand in non-recurring expense for new employee apparel reflecting the name change in the merger.

Income tax benefit/expense, expressed as a percentage of earnings before income taxes (the effective tax rate), was 17.2% in 2008, 4.2% in 2007 and 29.3% in 2006. The effective tax rate over the past three years has varied significantly. Comparing 2008 to 2007, the effective tax rate increased. However, there are two primary differences in the calculation of income tax benefit/expense from 2008 to 2007. First, the impairment of goodwill has no tax implications. Therefore, $24.1 million of expense recorded in 2008 is not deductible for tax purposes. Second, non-taxable interest income on municipal securities and loans changed from 2007 to 2008. Ignoring the goodwill impairment charge, the effective tax rate for 2008 was 49.1% compared to 4.2% in 2007. The amount of non-taxable interest income increased by $906 thousand between 2007 and 2008 which further impacts the increase in the effective tax rate from 2007 to 2008. The effective tax rate in 2007 appears low because of the impact of non-taxable interest income on pretax income for book purposes as a ratio to the taxable income of the Company. The effective tax rate for 2006 is more reflective of the Company’s historical income tax impact than that realized in either 2008 or 2007.

BALANCE SHEET OVERVIEW

For the Years Ended December 31, 2008 and 2007

General

During 2008, average total assets increased $156.9 million, or 21.2%, average deposits increased $134.9 million, or 22.7%, and average loans increased $72.2 million, or 12.4%, from average balances recorded in 2007. During 2007, average total assets increased $191.2 million, or 34.8%, average deposits increased $154.0 million, or 35.0%, and average loans increased $138.5 million, or 31.3%, from amounts recorded in 2006. The 10 year average growth rates for our assets, loans and deposits are 15.6%, 15.1% and 15.5%, respectively. The average asset growth over the past two years is primarily attributable to the merger with First Haralson. In an effort to maximize capital coverage in a slowing economic environment, we significantly slowed balance sheet growth in 2008. Instead, management focused on maintaining sufficient liquidity to meet the deposit needs of our customers.

Total assets at December 31, 2008 were $892.2 million, representing a $8.6 million, or 1.0%, increase from December 31, 2007. During 2008, cash and cash equivalents increased by $49.5 million, or 191.5%. Total loans decreased by $28.5 million, or 4.3%, and securities available-for-sale decreased by $28.3 million, or 23.1%, comparing the year ended December 31, 2008 to 2007. We increased total deposits by $55.3 million, or 7.8%, paid-off securities sold under a repurchase agreement in the amount of $20 million and reduced Federal Home Loan Bank advances by $2.5 million. Additionally, we raised over $12 million in our Series A Preferred stock offering in the third quarter of 2008. The offering increased our total risk-based capital ratio to 10.7% as of December 31, 2008, compared to 10.2% as of December 31, 2007.

We increased deposits and sold securities available for sale in an effort to increase liquidity in 2008. As of December 31, 2008, we held cash and cash equivalents (liquidity) that exceeded uninsured deposits by 600%. During this period of economic uncertainty and concern over the safety of deposits, we intend to continue to maintain higher than historical amounts of available liquidity.

The most notable development in the balance sheet in 2008 apart from the increase in capital and liquidity was the continued increase in the level of non-performing assets. Non-performing assets include loans on non-accrual status, loans ninety days past due (impaired loans) and foreclosed property. On June 30, 2007, non-performing assets were $6.6 million, or less than 1% of total assets. As of December 31, 2007, non-performing assets were $57.9 million, or 6.5% of total assets and as of December 31, 2008, non-performing assets were $122.0, or 13.7% of total assets Thus, in an eighteen month period, non-performing assets grew by $115.4 million. This increase in non-performing assets was indicative of the rapid and steep decline in the residential real estate market for the entire metro-Atlanta market area. Residential construction and development loans were most affected by the slowdown. Management views this condition as its greatest priority and sees the reduction of non-performing assets as imperative to our return to profitability.

While management intends to do all it can to reduce the level of non-performing assets, we are dependent to a great extent on the improvement of the residential real estate market. The residential real estate market in the last half of 2008 proved to be very difficult as values of homes and residential lots decreased at an alarming rate and sales volume reached historic lows. The market has been flooded with foreclosed homes as economic conditions continue to deteriorate. Employment has decreased causing prime and subprime mortgage default rates to accelerate. Therefore, values of homes have decreased and the inventory of residential lots remains at historically high levels compared to our forecasted absorption rate.

Investments

Our available-for-sale investment portfolio of $94.4 million as of December 31, 2008 consisted primarily of debt securities, which provide us with a source of liquidity, a stable source of income, and a vehicle to implement asset and liability management strategies. The amount in the available-for-sale securities portfolio decreased significantly when compared to December 31, 2007. The investment portfolio decreased by $28.3 million, or 23.1%, from 2007 to 2008. During 2007, we acquired $42.3 million of securities in the First Haralson merger. Additionally, we increased the available-for-sale investment portfolio by $16.1 million, or 25.0% in 2007. This was significant growth compared to historical growth of the portfolio. In 2008, however, the banking environment deteriorated as the subprime mortgage crisis impacted the largest banks nationally and internationally. Bank capital rapidly diminished and several large banks failed. This, understandably, caused a certain amount of concern among some depositors. In response and in order to address concerns of our depositors, we began to increase the amount of liquidity on our balance sheet.

We implemented our Contingency Funding Committee in 2008 and began a strategy of selling securities, reducing loans and increasing liquidity. We sold $29.0 million of available-for-sale securities in 2008 for a total gain of $435 thousand. This compared to total sales of available-for-sale securities of $6.0 million in 2007 and no sales in 2006. We typically do not sell securities. However, we strategically repositioned some of the acquired portfolio of First Haralson in conjunction with the merger. Additionally, the falling rate environment in 2008 offered us an opportunity to increase liquidity and recognize a gain on the sale of available-for-sale securities.

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

Investment securities held-to-maturity are stated at amortized cost and totaled $7.6 million at December 31, 2008, an decrease of $279 thousand, or 3.5%, when compared to the year ended 2007. This portfolio consists of banking industry issued trust preferred securities from various issuers across the United States and, particularly, the Southeast. During 2008, the estimated fair value of the held-to-maturity securities decreased significantly as the perceived risk of holding the securities increased in response to the difficulties faced in the banking industry and the increased default rate in the securities. We have the intent and ability to hold these securities until maturity and consider this decrease in estimated fair value to be temporary.

The following table shows the carrying value of our securities, by security type, as of December 31, 2008, 2007 and 2006:

Table 3
Securities
(in thousands)

Available for Sale	2008	2007	2006
US Government sponsored enterprises	$—	$2,030	$9,937
State, county and municipal	57,279	70,466	33,459
Mortgage-backed securities	33,175	45,573	15,818
Corporate bonds	3,916	4,624	5,037
Total available for sale	$94,370	$122,693	$64,251

Held to Maturity
Trust Preferred Securities	$7,622	$7,902	$7,837

The following table presents the expected maturity of the amortized cost of securities by maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis, assuming a 34% marginal tax rate) at December 31, 2008. The composition and maturity/re-pricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

Table 4
Expected Maturity of Securities
(in thousands)

Maturities at December 31, 2008	State, County & Municipals	Wtd. Avg. Yld.	Mortgage Backed Securities	Wtd. Avg. Yld.	Corporate Bonds	Wtd. Avg. Yld.	Trust Preferred	Wtd. Avg. Yld.
Within 1 year	$350	4.15%	$2,924	4.68%	$—	—%	$—	—%
After 1 through 5 years	2,599	6.01%	11,603	4.90%	3,786	5.54%	—	—%
After 5 through 10 years	12,040	6.64%	13,993	5.82%	—	—%	—	—%
After 10 years	44,342	6.40%	4,068	5.58%	557	—%	7,622	5.42%
Total	$59,331	6.42%	$32,588	5.36%	$4,343	4.83%	$7,622	5.42%
Fair Value	$57,279		$33,175		$3,916		$2,853

Mortgage-backed securities are included in the maturities categories in which they are anticipated to be repaid based on average maturities. The actual cash flow of mortgage-backed securities differs with this assumption. Yields on tax-exempt securities are calculated on a tax equivalent basis.

Loans

Loan concentrations are defined as aggregate credits extended to a number of borrowers engaged in similar activities or resident in the same geographic region, which would cause them to be similarly affected by economic or other conditions. On a routine basis we evaluate these concentrations for purposes of policing our concentrations and making necessary adjustments in our lending practices to reflect current economic conditions and industry trends.

The primary types of loans in our portfolio are residential mortgages and home equity, construction and development, commercial real estate, commercial and consumer installment loans. Generally, we underwrite loans based upon the borrower’s debt service capacity or cash flow, a consideration of past performance on loans from other creditors as well as an evaluation of the collateral securing the loan. Our general policy is to employ relatively conservative underwriting policies, primarily in the analysis of borrowers’ debt service coverage capabilities for commercial and commercial real estate loans, while limiting gross debt ratios for consumer loans and loan-to-value ratios for all types of real estate loans with some exceptions, Given the localized nature of our lending activities, the primary risk factor affecting the portfolio as a whole is the health of the local economy in the West Georgia area and its effects on the value of local real estate and the incomes of local professionals and business firms.

Loans to directors, executive officers and principal shareholders of WGNB and to directors and officers of First National Bank are subject to limitations of the Federal Reserve, the principal effect of which is to require that extensions of credit by us to executive officers, directors, and ten percent shareholders satisfy certain standards. We routinely make loans in the ordinary course of business to certain directors and executive officers of WGNB and First National Bank, their associates, and members of their immediate families. In accordance with Federal Reserve guidelines, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with others and do not involve more than normal risk of collectibility or present other unfavorable features. As of December 31, 2008, loans outstanding to directors and executive officers of WGNB and First National Bank, their associates and members of their immediate families totaled $9.9 million, which represented approximately 1.56% of total loans as of that date. As of December 31, 2008, none of these loans outstanding to related parties were non-accrual, past due or restructured.

The following table presents loans by type on the dates indicated:

Table 5
Loan Portfolio
(in thousands)	December 31,

	2008	2007	2006	2005	2004

Commercial, financial & agricultural	$64,434	$61,540	$52,334	$51,555	$50,528
Real estate – construction	182,878	242,216	175,024	153,511	114,657
Real estate – mortgage	349,612	315,335	219,563	196,383	173,110
Consumer	34,576	40,873	27,398	22,271	18,614
	631,500	659,964	474,319	423,720	356,909
Less: Unearned interest and fees	(1,338)	(1,803)	(818)	(841)	(581)
Allowance for loan losses	(11,240)	(12,422)	(5,748)	(5,327)	(4,080)
Loans, net	$618,922	$645,739	$467,753	$417,552	$352,248

The following table sets forth the maturity distribution (based upon contractual dates) and interest rate sensitivity of commercial, financial and agricultural loans, real estate construction loans (which includes non-performing loans), mortgage loans and consumer loans as of December 31, 2008:

Table 6
Loan Portfolio Maturity
(in thousands)
	One Year Or Less	Wtd. Avg. Yld.	Over One to Five Years	Wtd. Avg. Yld.	Over Five Years	Wtd. Avg. Yld.	Total	Wtd. Avg. Yld.
Commercial, financial & agricultural	$44,448	5.20%	$16,215	5.69%	$3,771	6.41%	$64,434	5.39%
Real estate – construction	169,165	2.54%	12,988	5.90%	725	7.32%	182,878	2.80%
Real estate – mortgage	81,237	5.77%	215,188	6.66%	53,187	6.10%	349,612	6.37%
Consumer	16,943	8.97%	17,412	8.63%	221	6.88%	34,576	8.79%

Total	$311,793	4.11%	$261,803	6.69%	$57,904	6.14%	$631,500	5.37%

Variable/Fixed Rate Mix

	Variable Interest Rates	Wtd Avg Yld	Fixed Interest Rates	Wtd Avg Yld
Commercial, financial and agricultural	$23,747	3.65%	$40,686	6.41%
Real estate – construction	109,518	2.26%	73,360	3.59%
Real estate – mortgage	132,506	4.75%	217,107	7.35%
Consumer	1,558	6.29%	33,018	8.90%

Total	$267,329	3.64%	$364,171	7.83%

Provision and Allowance for Possible Loan and Lease Losses

Our provision for loan losses in 2008 was $14.9 million, compared to $10.2 million in 2007 and $1.5 million in 2006. The increase in the provision for loan losses reflects a higher level of non-performing assets and criticized and classified loans recognized in the last half of 2007 which continued through 2008. The allowance for loan losses represented 1.78%, 1.88% and 1.21% of total loans outstanding at December 31, 2008, 2007 and 2006, respectively. Management has taken an aggressive approach to identification and recognition of potential problem loans in its impairment process. In addition, management is recognizing impairment of a loan and continuously analyzing and evaluating current market values for collateral on impaired loans.

We have an independent loan review function. The loan officer is responsible for initially placing loans in loan grade categories which are consistent with those used by our regulators. Target loans are scheduled for review by the loan review personnel for credit quality, consistency and grading accuracy. Through the grading process, we seek to assure the timely recognition of credit risks. In general, as credit risk increases, the level of the allowance for loan loss will also increase. However in 2008, management charged-off loans in recognition of decreased market values from collateral dependent properties, which reduced the overall allowance balance.

While uncertainty and rapid change is prevailing in assessing loan quality, an allowance for loan loss appropriateness test is performed at each quarter end. Specific amounts of loss are estimated on problem loans and historical loss percentages are applied to the balance of the portfolio using certain portfolio stratifications. The evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions, regulatory examination results, and the existence of loan concentrations. Additionally, a monthly analysis is performed to determine if further provision is appropriate.

Management’s judgment in determining the appropriateness of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and review of specific problem loans. In determining the appropriateness of the allowance for loan losses, management uses a loan grading system that rates loans in nine different categories. Grades six through nine, which represent criticized or classified loans, are assigned allocations of loss based on management’s estimate of potential loss that is generally based on historical losses and/or collateral deficiencies. Loans graded one through five are stratified by type and allocated loss ranges based on historical loss experience for the strata. The combination of these results is compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. Loans deemed to be impaired and certain types of classified loans are evaluated individually to measure the probable loss, if any, in the credit. Management uses internal credit personnel who are independent of the lending function to challenge and corroborate the loan grading results and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loan losses.

Management believes that the allowance for loan losses is adequate. Management uses available information to recognize current risk of loss in the portfolio based on changes in economic conditions and a change in the borrowers’ ability to repay. In addition, regulators, as an integral part of their examination process, periodically review our allowance for loan losses. Such regulators may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination. In addition, we engaged an independent review of the allowance for loan loss process by a third party. Management realizes the importance of maintaining an appropriate allowance for loan losses. Through a professional loan review function and effective loan officer identification program, management believes that we are able to recognize weaknesses in the loan portfolio in a timely manner. Early identification of deteriorating credit attributes allows management to take a proactive role in documenting an established plan to enhance our position and minimize the potential for loss.

Through a regular problem loan identification program outlined above, management is able to identify those loans that exhibit weakness and classify them on a classified and criticized loan list. Management has elected to meet with lenders and credit staff more often and in greater detail than it may have in a more stable credit quality period. Special attention is given to construction and development loans in order to accurately evaluate the exposure to loan loss of this portfolio. The migration analysis assigns historical loss amounts to pools of loans according to classifications of risk ratings to calculate a general allowance to the overall portfolio. A specific reserve may be assigned to a loan as a result of fair value analysis. We also evaluate the risks associated with concentrations in credit.

The following table presents a summary of changes in the allowance for loan losses for the years indicated:

Table 7
Allowance for Loan Losses
(in thousands)

	December 31,
	2008	2007	2006	2005	2004
Balance at beginning of year	$12,422	$5,748	$5,327	$4,080	$3,479
Charge-offs:
Commercial, financial and agricultural	440	146	47	24	59
Real estate – construction	14,453	3,930	—	—	—
Real estate – mortgage	1,035	772	910	235	215
Consumer loans	502	395	155	129	123
Total charge-offs	16,430	5,243	1,112	388	397
Recoveries:
Commercial, financial and agricultural	3	7	11	16	16
Real estate – construction	203	25	—	—	—
Real estate – mortgage	12	74	—	18	13
Consumer loans	130	78	57	51	44
Total recoveries	348	184	68	85	73
Net (charge-offs) recoveries	(16,082)	(5,059)	(1,044)	(303)	(324)
Allowance attributable to First Haralson loans	—	1,527	—	—	—
Provision for loan losses	14,900	10,206	1,465	1,550	925

Balance at end of year	$11,240	$12,422	$5,748	$5,327	$4,080

Ratio of net charge-offs during the
Period to average loans outstanding	2.46%	.87%	.24%	.08%	.10%

Ratio of allowance to total loans	1.78%	1.88%	1.21%	1.26%	1.14%

Non-Performing Assets and Past Due Loans

Non-performing assets at December 31, 2008 were $122.0 million, or 19.32%, of total loans compared to $58.3 million, or 8.93%, of total loans at December 31, 2007 and $4.3 million, or 0.91%, of total loans at December 31, 2006. The levels of non-performing loans are at a historic high for us. The primary cause of the increase in non-performing asset levels is the decline in the residential real estate market in the metro-Atlanta area. Over the past five years, our market area has become more connected with the growth of metro-Atlanta. Residential real estate growth became a leading industry in our market area and over those five years, residential construction and development loans averaged 33% of our loan portfolio.

In recognition of the potential impact of a downturn, in 2004 management began to raise the credit standards for those borrowers. Management was, however, surprised by both the suddenness and the severity with which the downturn came. Many in the market did not realize the impact that subprime mortgage lending had on the absorption rate of home sales in the market area. When subprime lenders began to experience credit quality problems related to increased rates in the adjustable subprime market, that type of lending ceased. Further, as homes that were built to meet the subprime and conforming mortgage demand came to market, not only had the subprime demand decreased sharply, but homes which were subject to subprime lending began emerging back on the market in foreclosure. This trend continued at an increasing rate in 2008 and resulted in a (by some estimates) 48 to 60 month supply of homes for sale in the market and a ten to fifteen year supply of developed lots based on recent absorption rates.

The excess supply of homes and developed residential lots has had a negative impact on our residential construction and development borrowers. The borrowers continue to experience much longer than expected sales time and, therefore, the holding period and expense of the homes or residential lots was much higher than expected. As time passes, the borrowers have been paying the interest and ownership carry on the properties, but have diminished their financial capacity to continue to hold the property. Thus, we have been experiencing an increased number of past due loans which has lead to impairment of the loan and, at an increasing rate, foreclosure for some borrowers. In addition, some borrowers may file for protection under bankruptcy laws which can further lengthen the collection period of the loan. Approximately 80% of the total amount of non-performing assets as of December 31, 2008 is made up of twenty-six loan relationships with balances of $2 million to $7 million per relationship.

Management has performed impairment analyses on each troubled loan relationship and continues to focus on the credit quality of its residential construction and development loan portfolio. The impairment analysis entails evaluating the fair value of the properties which were held as collateral for the loans. The properties are re-appraised when appropriate and those updated appraisals are evaluated by management. Generally, there is greater uncertainty in real estate values in times of a market downturn. As expected, updated values are often less than the earlier appraisals. Therefore, if fair value analysis is below the recorded loan amount, management generally suspends the accrual of interest and, in certain instances, charges-down the balance of the impaired loans as dictated by collateral values in our fair value assessment. As part of our ongoing evaluation of the collectibility of the impaired asset, management must continue to make value judgments on the properties or loans through updated appraisals and our knowledge of the market. There can be no assurance that residential real estate values will not continue to decline or that more loans will become impaired, thereby causing more potential suspension of accrued interest or further charge-down of loans.

Management’s most critical priority is disposing of and maximizing the net realizable value of the non-performing assets. Management considers multiple avenues to reduce non-performing assets. The holding period of non-performing assets must be minimized as these assets bear a cost to carry for us in both interest carry and maintenance and real estate taxes. We believe that the ultimate outcome of this cycle of economic downturn is the largest uncertainty management faces over the next twelve months. We are in a market that has high historical and projected population and income growth potential. While the current downturn has had a significant impact on asset quality and, therefore, earnings, we believe our long term growth and earnings outlook for the Company remains positive.

The following table summarizes loans 90 days or greater past due, non-accrual loans and real estate taken in settlement of foreclosure for the years indicated.

Table 8 Non-Performing Assets (in thousands)
	December 31,
	2008	2007	2006	2005	2004
Foreclosed property	$45,798	$10,313	$1,318	$567	$686
Non-accrual loans	71,600	46,352	1,212	2,382	536
Loans 90 days past due still accruing	4,597	1,204	1,781	673	567
Total	$121,995	$57,869	$4,311	$3,622	$1,789

Non-performing assets as % of total loans	19.32%	8.77%	.91%	.85%	.50%

While there may be additional loans in our portfolio that may become non-performing as conditions dictate, management is not aware of any non-performing loans that are not disclosed in the table above. As a result of management’s ongoing review of the loan portfolio, loans are classified as non-accrual generally when they are past due in principal or interest payments for more than 90 days or it is otherwise not reasonable to expect collection of principal and interest due on the loan. Exceptions may be allowed for 90 day past due loans when such loans are well secured and in process of collection. Generally, payments received on non-accrual loans are applied directly to principal.

Our loan review function also monitors selected performing loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. The loan review function identifies loans with high degrees of credit or other risks. The focus of loan review and management is to maintain a low level of non-performing assets and return current non-performing assets to earning status. Management is unaware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations other than the factors discussed throughout this Report.

Deposits

Time deposits of $100 thousand and greater totaled $260.0 million at December 31, 2008, compared with $229.4 million at year-end 2007. The growth in time deposits of $100 thousand and greater was $30.7 million, or 13.4%, from December 31, 2007 to December 31, 2008. The growth in this category of deposits was attributable to an increase in brokered time deposits of $100 thousand and greater of $46.5 million and a decrease resulting from time deposits within our market area of $16.1 million.

The following table sets forth the scheduled maturities of time deposits of $100 thousand and greater at December 31, 2008.

Table 9
Maturity of Time Deposits of $100,000 and Greater
(in thousands)

Within 3 months	$30,347
After 3 through 6 months	52,180
After 6 through 12 months	48,273
After 12 months	129,244
Total	$260,044

Liquidity

We must maintain and manage, on a daily basis, sufficient funds to cover the withdrawals from depositors’ accounts and to supply potential borrowers with funds. To meet these obligations, we keep cash on hand, maintain account balances with correspondent banks, and purchase and sell federal funds and other short-term investments such as certificates of deposit in other banks. Asset and liability maturities are monitored in an attempt to match these variables to meet liquidity needs. In response to concerns with regard to the safety of bank deposits which surfaced in 2008, we have increased our focus on the management of liquidity.

We formalized our Contingency Funding Committee, which met frequently in 2008, to respond to liquidity management needs. The Committee makes judgments on “headline risk” in the banking industry and locally. Headline risk results when the media reports on the decreased earnings, increased non-performing assets and decreased capital of banks. This creates concern among depositors as to the safety of their funds and, therefore, may cause depositors to make larger than normal withdrawals. We have, to date, been relatively unaffected by headline risk. However, it is our policy to monitor liquidity to meet regulatory requirements, safe and sound banking practices and local funding needs. Management believes that our current level of liquidity is adequate to meet these needs.

We maintain collateralized short and long term borrowing relationships with correspondent banks including the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank of Atlanta (“FRB”) that can provide funds to us on short notice, if needed. Our line of credit with the FHLB is up to 20% to total assets, but is dependent on available collateral and the financial performance of the Bank. We have arrangements with correspondent and commercial banks for short term secured advances up to $15.8 million. As of December 31, 2008, we had not drawn on the available facilities. In addition, subject to collateral availability, we have a line of credit with the FHLB from which we had drawn $52.0 million as of December 31, 2008. For additional details on the lines of credit with the FHLB, FRB and a correspondent bank see Note 8, “Lines of Credit”, to the consolidated financial statements.

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash and cash equivalents amounted to $75.4 million at December 31, 2008, which represented an increase of $49.5 million from December 31, 2007 and reflective of our desire to maintain increased liquidity during times of uncertainty. Net cash provided by operating activities was $7.0 million for 2008. Net cash provided by operating activities was not impacted by the impairment of goodwill in the amount of $24.1 million or the provision for loan loss in the amount of $14.9 million. Both items are non-cash in nature and, therefore, are added-back to our net loss for 2008 to compute cash provided by operating activities. We recognized other add-backs attributable to non-cash items such as depreciation, amortization and accretion and stock -based employee compensation expense totaling $2.1 million.

Net cash provided by investing activities of $1.2 million consisted primarily of a net increase in loans of $29.3 million and net decrease in securities available-for-sale of $26.0 million. Net cash provided by financing activities totaled $41.3 million which was primarily attributable to a net increase in deposits of $55.3 million, a decrease in borrowings such as FHLB advances and securities sold under a repurchase agreement in the net amount of $22.5 million and proceeds net of stock issuance cost from the Series A Preferred offering in the amount of $11.9 million.

Capital Resources

Total shareholders’ equity as of December 31, 2008 was $56.9 million, a decrease of $23.2 million from 2007. The change in equity was due to a net loss in 2008 in the amount of $30.8 million. As discussed elsewhere in this Report, $24.1 million of the net loss was attributable to the impairment of goodwill which impacted total shareholders’ equity, but did not impact the amount of tangible shareholders’ equity or regulatory capital. Ignoring the impact of goodwill impairment, the net loss for 2008 was $6.6 million.

In June 2008, the Company filed a Form S-1 with the Securities and Exchange Commission to register 3,750,000 shares of its Series A Preferred for sale to the Company’s shareholders under a rights offering that was completed September 22, 2008. A total of 1,153,508 shares of the Series A Preferred were sold to shareholders in the rights offering. The remaining registered shares are subject to an ongoing public offering which is expected to be completed in April 2009. As of December 31, 2008, a total of 1,509,100 shares of Series A Preferred have been sold (including those sold in the rights offering). The total proceeds of the offering net of stock issuance cost was $11.9 million as of December 31, 2008.

In addition, in May 2008, the Company filed a Form S-3 with the Securities and Exchange Commission to register 500,000 shares of its Common Stock for its Direct Stock Purchase and Dividend Reinvestment Plan. The plan offers holders of the Company’s Common Stock and new investors the opportunity to reinvest their dividends into the Company’s Common Stock or purchase Common Stock with optional cash payments of $250 to $10,000 per month without the payment of brokerage commissions or service charges. The plan was amended by the Company’s board of directors in October 2008 in order to permit holders of the Series A Preferred to reinvest dividends paid on the Series A Preferred into shares of the Company’s Common Stock. As of December 31, 2008, 413 shares had been purchased under the plan.

The Company paid dividends on its Common Stock in the amount of $1.9 million in the first half of 2008 and $253 thousand on its Series A Preferred in the fourth quarter of 2008. The Board of Directors has suspended the dividends on the Common Stock. Other changes to shareholders’ equity from 2007 to 2008 included a decrease in other comprehensive income in the amount of $2.4 million and an increase in common equity in the amount of $175 thousand attributable to stock option expense.

The OCC has established certain minimum risk-based capital standards that apply to national banks, and we are subject to certain capital requirements imposed by the Federal Reserve. At December 31, 2008, First National Bank exceeded all applicable regulatory capital requirements for classification as a “well capitalized” bank, and WGNB satisfied all applicable regulatory requirements imposed on it by the Federal Reserve. The following tables present our consolidated regulatory capital position at December 31, 2008:

Table 10 Capital Ratio
Actual as of December 31, 2008
Tier 1 Capital (to risk weighted assets)	9%
Tier 1 Capital minimum requirement	4%

Excess	5%

Total Capital (to risk weighted assets)	11%
Total Capital minimum requirement	8%
Excess	3%

Leverage Ratio

Actual as of December 31, 2008
Tier 1 Capital to average assets
(“Leverage Ratio”)	7%
Minimum leverage requirement	4%

Excess	3%

For a more complete discussion of the actual and required ratios of us and our subsidiary, including requests we have received from the OCC, see Note 13 to the consolidated financial statements.

Contractual Obligations

In the ordinary course of operations, we enter into certain contractual obligations. The following table summarizes our significant fixed and determinable contractual obligations, by payment date, at December 31, 2008 (dollars in thousands). With regard to the FHLB advances, the obligations contain call dates at the option of the issuer. Therefore, the advances may be called prior to their maturity date. See Note 8 to the financial statements “Lines of Credit”.

Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Deposits without stated maturity	$279,192	$279,192	$—	$—	$—
Certificates of deposit	482,502	270,391	177,513	33,588	1,010
FHLB advances	52,000	—	12,000	30,000	10,000
Junior subordinated debentures	10,825	—	—	—	10,825
Total	$824,519	$549,583	$189,513	$63,588	$21,835

Off Balance Sheet Risk

Through the operations of First National Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At December 31, 2008, we had issued commitments to extend credit of $64.3 million through various types of commercial lending arrangements and additional commitments through standby letters of credit of $7.4 million. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, we have the ability to liquidate federal funds sold or securities available-for-sale or on a short term basis to borrow and purchase federal funds from other financial institutions until more permanent funding can be obtained.

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

Due to inherent limitations in traditional gap analysis, we also employ more sophisticated modeling techniques to monitor potential changes in net interest income, net income and the market value of portfolio equity under various interest rate scenarios. Market risk is the risk of loss from adverse changes in market prices and rates, arising primarily from interest rate risk in our loan and investment portfolios, which can significantly impact our profitability. Net interest income can be adversely impacted where assets and liabilities do not react the same to changes in interest rates. At year-end 2008, the estimated impact of an immediate increase in interest rates of 100 basis points would have resulted in a decrease in net interest income over a 12-month period of 0.35%, with a comparable decrease in interest rates resulting in a increase in net interest income of 2.47%. Management finds the above methodologies meaningful for evaluating market risk sensitivity; however, other factors can affect net interest income, such as levels of non-earning assets and changes in portfolio composition and volume.

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2008 that are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities, although the cash flows received often differ from scheduled maturities. Our savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the “One Year or Less” category, although historical experience has proven these deposits to be less interest rate sensitive over the course of a year and are more subject to management’s control.

Table 11
Interest Rate Gap Sensitivity
(in thousands)
	At December 31, 2008 Maturing or Repricing in

	One Year or Less	Over 1 Year Thru 2 Years	Over 2 Years Thru 5 Years	Over 5 Years	Total
Interest-earning assets:
Interest-bearing deposits with
Other banks	$12,575	$—	$—	$—	$12,575
Federal funds sold	45,839	—	—	—	45,839
Securities (at cost)	3,274	3,531	14,456	82,623	103,884
Loans	311,792	185,474	76,330	57,904	631,500
Total interest-earning assets	373,480	189,005	90,786	140,527	793,798

Interest-bearing liabilities:
Deposits:
Demand	194,241	—	—	—	194,241
Savings	18,654	—	—	—	18,654
Time deposits	270,391	177,513	33,588	1,010	482,502
FHLB advances	—	12,000	30,000	10,000	52,000
Junior subordinated debenture	—	—	—	10,825	10,825
Total interest-bearing liabilities	483,286	189,513	63,588	21,835	758,222
Excess (deficiency) of interest-earning assets over interest-bearing liabilities	(109,806)	(508)	27,198	118,692	$35,576
Cumulative interest sensitivity
Difference	$(109,806)	$(110,314)	$(83,116)	$35,576
Cumulative difference to total
interest earning assets	(13.83)%	(13.90)%	(10.47)%	4.48%

At December 31, 2008, the difference between our assets and liabilities repricing or maturing within one year was $ 109.8 million. The above chart indicates an excess of liabilities repricing or maturing within one year; thus, a rise in interest rates would theoretically cause our net interest income to decrease. However, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees or at different points in time to changes in market interest rates. Such is the case in analyzing NOW demand, money market and savings accounts, which are disclosed in the one year or less category. Those liabilities do not necessarily reprice as quickly or to the same degree as rates in general. Additionally, certain assets, such as adjustable rate mortgages, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset. Changes in interest rates, prepayment rates, early withdrawal levels and the ability of borrowers to service their debt, among other factors, may change significantly from the assumptions made in the table.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For information regarding the market risk of our financial instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Asset/Liability Management.” Our principal market risk exposure is to interest rates.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements of the Company, including notes thereto, and the report of our independent auditors are included in this Report beginning at page F-1.

Presented below is a summary of the unaudited consolidated quarterly financial data for the years ended December 31, 2008 and 2007.

Quarterly Financial Information
(Unaudited – in thousands, except per share data)

		2008	Quarters			2007	Quarters

	First	Second	Third	Fourth	First	Second	Third	Fourth

Interest income	$14,131	11,633	11,802	10,547	$11,892	12,324	16,388	15,224
Net interest income	7,312	5,352	5,476	4,362	6,272	6,598	8,546	7,231
Provision for loan losses	750	8,100	1,400	4,650	375	375	750	8,706
Earnings (loss) before income taxes	2,416	(7,160)	(1,797)	(30,602)	2,934	3,304	3,445	(6,515)
Net (loss) earnings	1,831	(4,294)	(855)	(27,432)	1,980	2,254	2,330	(3,530)
Earnings per share – basic	0.30	(0.71)	(0.14)	(4.57)	0.40	0.45	0.38	(0.68)
Earnings per share – diluted	0.30	(0.71)	(0.14)	(4.57)	0.39	0.45	0.38	(0.68)
Weighted average common shares outstanding – basic	6,057,594	6,057,594	6,057,594	6.057,670	5,001,286	5,003,790	6,058,939	6.057,594
Weighted average common shares outstanding – diluted	6,061,161	6,057,594	6,057,594	6,057,670	5,041,575	5,045,067	6,077,268	6,057,594

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.

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

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported on a timely basis.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2008, that the Company’s disclosure control and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by the Company, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2008. Based upon that evaluation, management has determined that there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information appearing under the headings “Nomination and Election of Directors,” “Compliance With Section 16(a) of the Securities Exchange Act of 1934” and “Corporate Governance” in the Proxy Statement (the “2009 Proxy Statement”) relating to the 2009 Annual Meeting of Shareholders of the Company, which is currently scheduled to be held on June 9, 2009, is incorporated herein by reference.

Item 11.  Executive Compensation

The information appearing under the headings “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” in the 2009 Proxy Statement is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information appearing under the headings “Security Ownership of Certain Beneficial Owners and Management” in the 2009 Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information as of December 31, 2008, about WGNB Corp. Common Stock that may be issued upon the exercise of options, warrants and rights under the Company’s 2003 Incentive Stock Plan, which is the Company’s only outstanding equity compensation plan. The Company’s previous 1994 Incentive Stock Plan has since expired in accordance with its terms. The Company does not have any equity compensation plans that were not approved by its shareholders. The 2003 Incentive Stock Plan was approved by the Company’s Board of Directors and its shareholders in 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	238,916	$21.08	812,317*
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	238,916	$21.08	812,317*

* The only securities remaining available for future issuance are those under the 2003 Incentive Stock Plan. There are no additional securities available for future issuance under the 1994 Incentive Stock Plan which has expired.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information appearing under the caption “Nomination and Election of Directors – Transactions with Related Persons” and “Corporate Governance” in the 2009 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information appearing under the caption “Independent Public Accountants” in the 2009 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The following financial statements are filed with this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

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

4.3
Specimen certificate representing shares of Series A Convertible Preferred Stock (Incoprorated by reference to Exhibit 4.3 to Registration Statement on Form S-1 (Registration No. 333-151820) filed June 20, 2008)

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

10.20*
Employment Agreement dated January 2, 2007 between Robert M. Gordy, Jr. and West Georgia National Bank (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.21*
First Amendment to Employment Agreement among H.B. Lipham, WGNB Corp. and First National Bank of Georgia dated December 31, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2008 (the “12/31/08 8-K”))

10.22*	First Amendment to Employment Agreement among Randall F. Eaves, WGNB Corp. and First National Bank of Georgia dated December 30, 2008 (Incorporated by reference to Exhibit 10.2 to the 12/31/08 8-K)

10.23*	First Amendment to Employment Agreement among Steven J. Haack, WGNB Corp. and First National Bank of Georgia dated December 31, 2008 (Incorporated by reference to Exhibit 10.3 to the 12/31/08 8-K)

10.24*	First Amendment to Employment Agreement among Mary M. Covington, WGNB Corp. and First National Bank of Georgia dated December 31, 2008 (Incorporated by reference to Exhibit 10.4 to the 12/31/08 8-K)

10.25*	First Amendment to Employment Agreement between W. Galen Hobbs, Jr., and First National Bank of Georgia dated December 31, 2008 (Incorporated by reference to Exhibit 10.5 to the 12/31/08 8-K)

10.26*	First Amendment to Employment Agreement between Robert M. Gordy, Jr. and First National Bank of Georgia dated December 31, 2008 (Incorporated by reference to Exhibit 10.6 to the 12/31/08 8-K)

10.27
Agreement between First National Bank of Georgia and The Comptroller of the Currency dated November 12, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

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
H.B. Lipham, III, Chief Executive Officer

Date:  March 10, 2009

          Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ H.B. Lipham, III	Date: March 10, 2009
H.B. Lipham, III, Chief Executive Officer and Director
[Principal Executive Officer]

/s/ Steven J. Haack	Date: March 10, 2009
Steven J. Haack, Secretary and Treasurer
[Principal Financial and Accounting Officer]

/s/ W.T. Green	Date: March 10, 2009
W. T. Green, Chairman of the Board

/s/ Wanda W. Calhoun	Date: March 10, 2009
Wanda W. Calhoun, Director

/s/ Grady W. Cole	Date: March 10, 2009
Grady W. Cole, Director

/s/ Mary C. Covington	Date: March 10, 2009
Mary C. Covington, Executive Vice President and Director

/s/ Randall F. Easves	Date: March 10, 2009
Randall F. Eaves, President and Director

/s/ Loy M. Howard	Date: March 10, 2009
Loy M. Howard, Director

/s/ R. David Perry	Date: March 10, 2009
R. David Perry, Director

/s/ L. Richard Plunkett	Date: March 10, 2009
L. Richard Plunkett, Director

/s/ Donald C. Rhodes	Date: March 10, 2009
Donald C. Rhodes, Director

/s/ Thomas T. Richards	Date: March 10, 2009
Thomas T. Richards, Director

Date: March __, 2009
William W. Stone, Director

/s/ J. Thomas Vance	Date: March 10, 2009
J. Thomas Vance, Director

/s/ Gelon E. Wasdin	Date: March 10, 2009
Gelon E. Wasdin, Director

WGNB CORP.

Consolidated Financial Statements

December 31, 2008 and 2007

(with Report of Independent Registered Public Accounting Firm)

Porter Keadle Moore, LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
WGNB Corp. and Subsidiary
Carrollton, Georgia

We have audited the accompanying consolidated balance sheets of WGNB Corp. and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WGNB Corp. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

                                                   /s/ Porter Keadle Moore, LLP

Atlanta, Georgia
March 10, 2009

WGNB CORP.
Consolidated Balance Sheets
December 31, 2008 and 2007

Assets

	2008	2007
Cash and due from banks, including reserve requirements
of $148,000 and $405,000, respectively	$16,936,965	6,004,621
Interest-bearing funds in other banks	12,574,624	1,463,719
Federal funds sold	45,839,396	18,377,000

Cash and cash equivalents	75,350,985	25,845,340

Securities available-for-sale	94,369,622	122,693,244
Securities held-to-maturity, estimated fair values of $2,853,170 and $7,901,839	7,622,340	7,901,839
Loans, net	618,922,150	645,738,663
Premises and equipment, net	17,016,363	18,356,970
Accrued interest receivable	3,573,092	5,927,168
Cash surrender value of life insurance	3,803,010	3,639,550
Intangible assets	4,877,300	29,433,841
Foreclosed property	45,797,654	10,313,331
Other assets	20,886,934	13,814,577

	$892,219,450	883,664,523

Liabilities and Stockholders’ Equity
Deposits:
Demand	$66,296,298	67,614,983
Interest-bearing demand	194,241,342	220,137,199
Savings	18,653,924	19,122,668
Time	222,457,656	170,112,285
Time, over $100,000	260,043,855	229,390,354

Total deposits	761,693,075	706,377,489

Federal Home Loan Bank advances	52,000,000	54,500,000
Securities sold under repurchase agreements	-	20,000,000
Junior subordinated debentures	10,825,000	10,825,000
Accrued interest payable	2,847,758	3,990,807
Other liabilities	7,924,350	7,820,335
Total liabilities	835,290,183	803,513,631
Commitments
Stockholders’ equity:
Series A convertible perpetual preferred stock, 9% non-cumulative, no par value,
$8 liquidation value, 10,000,000 shares authorized; 1,509,100 shares issued
and outstanding in 2008 and no shares issued or outstanding in 2007	11,943,515	-
Common stock, no par value in 2008 and $1.25 par value in 2007,
20,000,000 shares authorized; 6,058,007 and 6,057,594 shares
issued and outstanding	37,917,152	7,571,993
Additional paid-in capital	-	30,199,481
Retained earnings	8,874,438	41,786,537
Accumulated other comprehensive income (loss)	(1,805,838)	592,881

Total stockholders’ equity	56,929,267	80,150,892

	$892,219,450	883,664,523

See accompanying notes to consolidated financial statements.

WGNB CORP.
Consolidated Statements of Operations
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Interest income:
Interest and fees on loans	$41,404,844	50,138,669	37,757,482
Interest on federal funds sold and funds in other banks	365,614	614,087	640,956
Interest on investment securities:
U.S. Government sponsored enterprises	2,311,178	1,693,538	1,032,728
State, county and municipal	2,885,699	1,998,925	1,455,708
Other	1,145,788	1,383,038	1,205,881

Total interest income	48,113,123	55,828,257	42,092,755

Interest expense:
Interest on deposits:
Demand	3,530,045	6,259,620	4,994,332
Savings	95,629	242,037	185,168
Time	19,088,444	17,372,796	10,776,290
Interest on FHLB and other borrowings	2,897,090	3,307,029	2,771,190

Total interest expense	25,611,208	27,181,482	18,726,980

Net interest income	22,501,915	28,646,775	23,365,775

Provision for loan losses	14,900,000	10,206,263	1,465,000

Net interest income after provision for loan losses	7,601,915	18,440,512	21,900,775

Other income:
Service charges on deposit accounts	6,255,501	5,364,019	4,061,892
Mortgage origination fees	275,723	392,199	393,375
Brokerage fees	443,479	637,036	129,730
ATM network fees	1,469,439	1,047,054	777,299
Loss on sale or disposal of premises and equipment	(303,453)	(774)	(4,327)
Loss on settlement of securities sold under repurchase agreements	(683,361)	-	-
Gain on sale of securities available-for-sale	435,067	-	-
(Loss) gain on sale and write-down of foreclosed property	(1,185,854)	(729,261)	243,153
Miscellaneous	910,744	1,358,212	803,182

Total other income	7,617,285	8,068,485	6,404,304

Other expenses:
Salaries and employee benefits	14,649,620	13,906,002	9,924,742
Occupancy	3,961,522	3,300,139	2,402,303
Goodwill impairment	24,127,865	-	-
Expense on loans and foreclosed property	2,387,978	423,167	175,412
Other operating	7,236,062	5,711,678	4,016,662

Total other expenses	52,363,047	23,340,986	16,519,119

(Loss) earnings before income taxes	(37,143,847)	3,168,011	11,785,960

Income tax benefit (expense)	6,393,418	(133,738)	(3,458,524)

Net (loss) earnings	$(30,750,429)	3,034,273	8,327,436

Basic (loss) earnings per share	$(5.12)	0.55	1.67
Diluted (loss) earnings per share	$(5.12)	0.55	1.66
Dividends per share	$0.315	0.82	0.72

See accompanying notes to consolidated financial statements.

WGNB CORP.
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Net (loss) earnings	$(30,750,429)	3,034,273	8,327,436
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment
securities available-for-sale:
Unrealized gains (losses) arising during the period	(2,385,123)	821,801	(84,938)
Associated (taxes) benefit	810,942	(279,412)	28,879
Reclassification adjustment for gain realized	(435,067)	-	-
Associated taxes	147,923	-	-
Change in fair value of derivatives for cash flow hedges:
Decrease in fair value of derivatives for cash flow hedges
arising during the period	(814,233)	(29,636)	-
Associated tax benefit	276,839	10,076	-

Other comprehensive income (loss)	(2,398,719)	522,829	(56,059)

Comprehensive income (loss)	$(33,149,148)	3,557,102	8,271,377

See accompanying notes to consolidated financial statements.

WGNB CORP.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2008, 2007 and 2006

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2005	-	$-	4,987,794	$6,234,743	2,803,480	38,787,699	126,111	47,952,033
Cash dividends on common stock ($.72 per share)	-	-	-	-	-	(3,601,765)	-	(3,601,765)
Retirement of common stock	-	-	(38,202)	(47,753)	(916,895)	-	-	(964,648)
Exercise of stock options	-	-	51,021	63,776	647,471	-	-	711,247
Stock option expense	-	-	-	-	128,250	-	-	128,250
Change in unrealized holding gain
on securities available-for-sale,
net of tax	-	-	-	-	-	-	(56,059)	(56,059)
Net earnings	-	-	-	-	-	8,327,436	-	8,327,436
Balance, December 31, 2006	-	-	5,000,613	6,250,766	2,662,306	43,513,370	70,052	52,496,494
Cash dividends on common stock ($.82 per share)	-	-	-	-	-	(4,761,106)	-	(4,761,106)
Retirement of common stock	-	-	(1,345)	(1,681)	(29,254)	-	-	(30,935)
Issuance of shares in acquisition of First Haralson
Corporation, net of issuance costs of $102,292	-	-	1,055,149	1,318,937	27,331,583	-	-	28,650,520
Exercise of stock options	-	-	3,177	3,971	57,346	-	-	61,317
Stock option expense	-	-	-	-	177,500	-	-	177,500
Change in unrealized holding gain
on securities available-for-sale,
net of tax	-	-	-	-	-	-	542,389	542,389
Change in fair value of derivatives
for cash flow hedges, net of tax	-	-	-	-	-	-	(19,560)	(19,560)
Net earnings	-	-	-	-	-	3,034,273	-	3,034,273
Balance, December 31, 2007	-	-	6,057,594	7,571,993	30,199,481	41,786,537	592,881	80,150,892
Cash dividends on common stock ($.315 per share)	-	-	-	-	-	(1,908,142)	-	(1,908,142)
Cash dividends on Series A preferred stock	-	-	-	-	-	(253,528)	-	(253,528)
Stock issued in dividend reinvestment plan	-	-	413	1,461	-	-	-	1,461
Issuance cost of dividend reinvestment plan	-	-	-	(30,283)	-	-	-	(30,283)
Issuance of Series A preferred
shares, net of issuance costs
of $129,285	1,509,100	11,943,515	-	-	-	-	-	11,943,515
Reclassification change to no par common stock	-	-	-	30,199,481	(30,199,481)	-	-	-
Stock option expense	-	-	-	174,500	-			174,500
Change in unrealized holding
gain on securities
available-for-sale, net of tax	-	-	-	-	-	-	(1,861,325)	(1,861,325)
Change in fair value of
derivatives for cash flow
hedges, net of tax	-	-	-	-	-	-	(537,394)	(537,394)
Net loss	-	-	-	-	-	(30,750,429)	-	(30,750,429)
Balance, December 31, 2008	1,509,100	$11,943,515	6,058,007	$37,917,152	-	8,874,438	(1,805,838)	56,929,267

See accompanying notes to consolidated financial statements.

WGNB CORP.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from operating activities:
Net (loss) earnings	$(30,750,429)	3,034,273	8,327,436
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	1,880,394	1,362,866	1,099,739
Provision for loan losses	14,900,000	10,206,263	1,465,000
Goodwill impairment	24,127,865	-	-
Stock-based employee compensation expense	174,500	177,500	128,250
Deferred income tax benefit	(3,877,569)	(2,510,403)	(188,645)
Income from bank owned life insurance	(163,460)	(78,262)	-
Gain on sale of securities available-for-sale	(435,067)	-	-
Loss on sale or disposal of premises and equipment	303,453	774	4,327
Net loss (gain) on sales and write-downs of foreclosed property	1,185,854	729,261	(243,153)
Change in, net of effects of purchase acquisition in 2007:
Other assets	(564,365)	(2,664,963)	(1,283,102)
Other liabilities	241,292	(826,957)	795,470
Net cash provided by operating activities	7,022,468	9,430,352	10,105,322

Cash flows from investing activities, net of effects of purchase acquisition in 2007:
Proceeds from sales of securities available-for-sale	28,966,259	5,993,155	-
Proceeds from maturities, calls and pay-downs of securities available-for-sale	10,914,065	52,974,394	21,321,435
Proceeds from maturities, calls and pay-downs of securities held-to-maturity	274,451	1,436,551	1,403,882
Purchases of securities available-for-sale	(13,875,959)	(74,099,579)	(21,263,737)
Purchases of securities held-to-maturity	-	(1,500,000)	(2,503,750)
Purchase of other securities	-	-	(1,534,019)
Net change in loans	(29,299,489)	(60,280,600)	(52,893,590)
Cash paid in purchase acquisition, net of cash received of $17,437,208	-	(615,472)	-
Proceeds from sales of premises and equipment	6,289	-	-
Purchases of premises and equipment	(604,168)	(1,484,338)	(994,417)
Proceeds from the redemption of cash surrender value of life insurance	-	293,101	-
Capital expenditures for other real estate	(690,122)	(1,676,548)	-
Proceeds from sales of other real estate	5,503,568	546,968	851,446
Net cash provided (used) by investing activities	1,194,894	(78,412,368)	(55,612,750)

Cash flows from financing activities, net of effects of purchase acquisition in 2007:
Net change in deposits	55,315,586	62,754,411	33,763,991
Proceeds from Federal Home Loan Bank advances	5,000,000	10,000,000	10,000,000
Repayment of Federal Home Loan Bank advances	(7,500,000)	(15,000,000)	-
Proceeds from junior subordinated debentures	-	10,825,000	-
Proceeds from securities sold under repurchase agreements	-	20,000,000	-
Repayment of securities sold under repurchase agreements	(20,000,000)	-	-
Net change in federal funds purchased	-	(2,475,000)	2,475,000
Proceeds from Series A preferred stock offering	12,072,800	-	-
Dividends paid on common stock	(3,188,468)	(4,438,593)	(3,466,603)
Dividends paid on preferred stock	(253,528)	-	-
Proceeds from dividend reinvestment plan	1,461	-	-
Proceeds from exercise of stock options	-	61,317	711,247
Stock issuance costs	(159,568)	(102,292)	-
Retirement of common stock	-	(30,935)	(964,648)
Net cash provided by financing activities	41,288,283	81,593,908	42,518,987

Change in cash and cash equivalents	49,505,645	12,611,892	(2,988,441)
Cash and cash equivalents at beginning of year	25,845,340	13,233,448	16,221,889
Cash and cash equivalents at end of year	$75,350,985	25,845,340	13,233,448

WGNB CORP.
Consolidated Statements of Cash Flows, continued
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$26,754,257	27,014,520	17,978,895
Income taxes (received) paid	$(1,091,632)	4,263,000	3,688,500

Non-cash investing and financing activities:
Transfer of loans to other real estate	$52,877,940	8,680,003	1,227,319
Loans to facilitate sales of other real estate	$11,394,317	-	-
Change in unrealized (losses) gains on
securities available-for-sale, net of tax	$(1,861,325)	542,389	(56,059)
Change in fair value of derivatives for cash flow hedges, net of tax	$(537,394)	(19,560)	-
Change in dividends payable	$(1,280,326)	322,513	135,162

The non-cash investing activities associated with the acquisition of First
Haralson Corporation in 2007 are presented in Note 2 to the financial statements.

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

WGNB CORP.
Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued
Impaired and Non-accrual Loans

Not all impaired loans are necessarily placed on non-accrual status.  It is possible that an impaired loan may be collateralized by assets with fair values in excess of the recorded value of the loan.  In such a case, the loan would continue to accrue interest up to the point that fair value is achieved or the collateral is sold in settlement of the loan.  A loan will normally be placed on non-accrual when management believes that collection of principal or interest has become doubtful or when the loan becomes 90 days past due as to principal and interest, unless the loan is well secured and in the process of collection.

When a loan is placed on non-accrual status, the previously accrued and uncollected interest that is considered uncollectible is reversed against interest income of the current period.  If a payment is received on a loan in non-accrual status, it is generally applied to reduce the carrying value of the loan.  Non-accrual loans are returned to accrual status when they become current as to principal and interest or become both well secured and in the process of collection and collectibility is no longer doubtful.

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

Management uses devoted internal loan reviewers who are independent of the lending function to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loan losses.  From time to time the Company utilizes independent external loan reviewers to supplement and challenge the internal loan reviewers.

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

Buildings and improvements	15 – 39 years
Furniture and equipment	3 – 10 years

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

Goodwill

Goodwill represents the cost of an acquired company in excess of the fair value of the net assets acquired.  Goodwill is not amortized over a useful life.  Instead, it is subject to a two step impairment test in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.   The first step compares the fair value of the reporting unit, the Company, to the carrying amount of the goodwill.  If the carrying amount of the goodwill exceeds the fair value of the reporting unit, then a second step is conducted whereby the implied fair value of the goodwill is compared to the carrying value of the goodwill.  If the implied fair value is less than the carrying amount of the goodwill, an impairment loss is recognized.

Other Investments

Other investments include Federal Home Loan Bank (“FHLB”) stock, Federal Reserve Bank stock, investments in federal and state income tax credit partnerships and other equity securities.  The investments have no readily determinable fair value, are carried at cost,  and are included in other assets in the accompanying consolidated balance sheets.

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

WGNB CORP.
Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued
Income Taxes, continued

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109 (“FIN 48”) as of January 1, 2007.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized in examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The adoption of FIN 48 had no effect on the Company’s financial statements.

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

The Company recognized $174,500, $177,500 and $128,250 of stock based compensation during the years ended December 31, 2008, 2007 and 2006, respectively, associated with its stock option grants.  The Company is recognizing the compensation expense for stock option grants with graded vesting schedules on a straight-line basis over the requisite service period of the award as permitted by SFAS No. 123 (R).  As of December 31, 2008, there was $467,307 of unrecognized compensation cost related to stock option grants.  The cost is expected to be recognized over the remaining vesting period of approximately five years.

The grant-date fair value of each option granted during 2008, 2007 and 2006 was $3.37, $6.39 and $4.47, respectively.    The fair value of each option is estimated on the date of grant using the Black-Scholes Model.  The following weighted average assumptions were used for grants in 2008, 2007 and 2006:

	2008	2007	2006
Dividend yield	3.09%	2.72%	2.85%
Expected volatility	22%	20%	13%
Risk-free interest rate	3.50%	4.83%	4.54%
Expected term	6.5 years	6.6 years	10 years

Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the period. The effects of potential common shares outstanding during the period are included in diluted earnings per share. Stock options, which are described in note 14, are granted to key management personnel.

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

WGNB CORP.
Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued
Earnings per share, continued

Set forth below is a table showing a reconciliation of the amounts used in the computation of basic and diluted earnings per share.  Only a reconciliation of amounts for the periods ended December 31, 2007 and 2006 are presented.  No presentation for the period ended December 31, 2008 is set forth below because inclusion of potential common shares in the diluted loss per share calculation for these periods would be anti-dilutive.  Basic earnings per share for 2008 is computed by dividing the net loss for 2008 less dividends paid to preferred shareholders by the weighted average common shares outstanding in 2008 as follows: $(30,750,429) less $253,528 divided by 6,057,613 shares. Reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the years ended December 31, 2007 and 2006 are as follows:

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

Recent Accounting Pronouncements
Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations.  SFAS No. 141 (R) will significantly change how entities apply the acquisition method to business combinations.  The most significant changes affecting how the Company will account for business combinations under this Statement include: the acquisition date is the date the acquirer obtains control; (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree are stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies are measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date are made retroactively during a measurement period not to exceed one year; acquisition related restructuring costs that do not meet the criteria of SFAS No. 146, Accounting for Cost Associated with Exit or Disposal Activities, are expensed as incurred; transaction costs are expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies are recognized in the earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree is not permitted to be recognized by the acquirer.  Additionally, SFAS No. 141(R) requires new and modified disclosures surrounding subsequent changes to acquisition–related contingencies, contingent consideration, noncontrolling interest interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans and an enhanced goodwill rollforward.  The Company is required to apply SFAS No. 141(R) prospectively to all business combinations completed after January 1, 2009.

Accounting for Transfers of Financial Assets and Repurchase Financing Transactions

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-3 Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.   This statement provides guidance regarding the accounting for a transfer of a financial asset and repurchase financing where the counterparties for both transactions are the same.  In these circumstances, certain criteria must be met in order to not account for the transactions as a linked transaction.

WGNB CORP.
Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued
Recent Accounting Pronouncements
Accounting for Transfers of Financial Assets and Repurchase Financing Transactions

This FSP becomes effective for the fiscal years and interim periods beginning on or after November 15, 2008.  The Company does not anticipate that this FSP will have a material effect on the Company’s financial position, results of operations, or disclosures.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 is an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The objective of SFAS No. 161 is to expand the disclosure requirements of SFAS No. 133 with the intent to improve the financial reporting of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows.  The statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The Company does not anticipate the new accounting pronouncement  to have a material effect on its financial position or results of operations.

Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result.  The Company does not anticipate the new accounting pronouncement  to have a material effect on its financial position or results of operations.

Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.  This FSP clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS 157-3 provides guidance on (1) how an entity's own assumption should be considered when measuring fair value when relevant observable inputs do not exist, (2) how available observable inputs in a market that is not active should be considered when measuring fair value and (3) how the use of market quotes should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value.  This FSP Staff Position is effective immediately.  The Company does not anticipate the new accounting pronouncement  to have a material effect on its financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB and other standard setting entities that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Reclassifications
Certain reclassifications have been made in the prior years’ consolidated statements to conform to the presentation used in 2008.

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

The financial information below presents the proforma earnings of WGNB Corp. assuming the operations of First Haralson Corporation were included in consolidated earnings as of the beginning of the earliest reporting period:

	Years Ended December 31,
	(In thousands)

	2007	2006
Total revenue	$73,508	64,289
Net earnings	$3,992	10,708
Diluted earnings per share	$.66	1.76

(3)	Securities
Securities available-for-sale and held-to-maturity at December 31, 2008 and 2007 are summarized as follows:

Available-for-Sale	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities	$32,587,849	617,678	30,265	33,175,262
State, county and municipals	59,330,698	352,558	2,404,613	57,278,643
Corporate bonds	4,343,324	-	427,607	3,915,717
	$96,261,871	970,236	2,862,485	94,369,622

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government sponsored enterprises	$1,989,757	40,761	1,018	2,029,500
Mortgage-backed securities	45,194,946	547,002	168,685	45,573,263
State, county and municipals	69,938,633	812,974	285,138	70,466,469
Corporate bonds	4,641,969	1,811	19,768	4,624,012
	$121,765,305	1,402,548	474,609	122,693,244

Held-to-Maturity	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Trust preferred securities	$7,622,340	-	4,769,170	2,853,170

December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Trust preferred securities	$7,901,839	-	-	7,901,839

WGNB CORP.
Notes to Consolidated Financial Statements, continued

(3)	Securities, continued

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at December 31, 2008, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Available-for-Sale	Amortized	Estimated
	Cost	Fair Value
State, county and municipals and corporate bonds:
Within 1 year	$350,000	350,000
1 to 5 years	6,381,488	6,003,168
5 to 10 years	12,043,040	12,196,443
After 10 years	44,899,494	42,644,749
Mortgage-backed securities	32,587,849	33,175,262
	$96,261,871	94,369,622
Held-to-Maturity
Trust preferred securities:
After 10 years	$7,622,340	2,853,170

The following is a summary of the fair values of securities that have unrealized losses as of December 31, 2008 and 2007:

	December 31, 2008
	Less Than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Mortgage-backed securities	$2,218,159	30,265	-	-
State, county and municipals	33,952,227	1,951,073	3,834,658	453,540
Corporate bonds	3,915,717	427,607	-	-

	$40,086,103	2,408,945	3,834,658	453,540

	December 31, 2007
	Less Than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
U.S. Government sponsored enterprises	$998,800	1,018	-	-
Mortgage-backed securities	2,898,436	3,691	8,049,219	164,994
State, county and municipals	18,168,890	256,215	3,458,929	28,923
Corporate bonds	2,352,811	10,997	697,089	8,771

	$24,418,937	271,921	12,205,237	202,688

At December 31, 2008, all unrealized losses in the investment securities portfolio related to debt securities. The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary. From the December 31, 2008 tables above, 18 securities out of 88 securities issued by mortgage backed securities contained unrealized losses, 85 out of 149 securities issued by state and political subdivisions contained unrealized losses and three out of three securities issued by corporations contained unrealized losses. These unrealized losses are considered temporary because of acceptable investment grades on each security and the repayment sources of principal and interest are largely government backed.

WGNB CORP.
Notes to Consolidated Financial Statements, continued

(3)	Securities, continued

Proceeds from sales of securities available-for-sale during 2008 and 2007 were $28,966,259 and $5,993,155, respectively, with a gross gain of $435,067 in 2008. There were no gains or losses recognized upon sales in 2007 due to investment securities acquired in the First Haralson acquisition being sold shortly after the merger date to reposition the investment portfolio.  All investment securities acquired in the acquisition were acquired at their fair market value. There were no sales of securities available-for-sale during 2006.

Investment securities with a fair value of approximately $92,431,000 and $91,679,000 as of December 31, 2008 and 2007, respectively, were pledged to secure public deposits, as required by law, and for other purposes. In addition, certificates of deposit at other banks in the amount of $12,000,000, were pledged to secure public deposits at December 31, 2008.

(4)	Loans
Major classifications of loans at December 31, 2008 and 2007 are summarized as follows:

	2008	2007
Commercial, financial and agricultural	$64,433,643	63,038,467
Real estate – mortgage	349,612,461	313,836,443
Real estate – construction	182,877,720	242,216,730
Consumer	34,575,962	40,872,282
	631,499,786	659,963,922
Less: Unearned interest and fees	1,337,869	1,802,831
Allowance for loan losses	11,239,767	12,422,428
	$618,922,150	645,738,663

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

Under the line of credit agreements with the Federal Home Loan Bank and the Federal Reserve Bank (see Note 8), the Bank pledges acceptable loans under a blanket lien as collateral for its borrowings.    As of December 31, 2008, loans totaling $106,200,000, were pledged to the Federal Home Loan Bank and $20,849,000 were pledged to secure an open line of credit with the Federal Reserve Bank.  As of December 31, 2007, loans totaling $111,378,000 were pledged to the Federal Home Loan Bank.

Changes in the allowance for loan losses for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Balance, beginning of year	$12,422,428	5,748,355	5,327,406
Provision for loan losses	14,900,000	10,206,263	1,465,000
Allowance attributable to First Haralson acquisition	-	1,527,225	-
Loans charged off	(16,430,695)	(5,243,428)	(1,112,201)
Recoveries	348,034	184,013	68,150
Balance, end of year	$11,239,767	12,422,428	5,748,355

The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts due according to the original terms of the loan agreement. Impaired loans include loans which are not accruing interest and restructured loans which are accruing interest. The Company measures impairment of a loan on a loan-by-loan basis.  Non-accrual loans are loans which collection of interest is not probable and all cash flows received are recorded as reduction in principal.  Restructured loans have modified terms from the original contract that give the debtor a more practical arrangement for meeting financial obligations.    Amounts of impaired loans that are not probable of collection are charged off immediately.  Impaired loans and related amounts included in the allowance for loan losses at December 31, 2008 and 2007 are as follows:

WGNB CORP.
Notes to Consolidated Financial Statements, continued

(4)	Loans, continued

	2008		2007
		Allowance		Allowance
	Balance	Amount	Balance	Amount

Impaired loans with related allowance	$31,481,508	3,708,874	11,544,090	1,504,955
Impaired loans without related allowance	52,910,575	-	34,807,780	-

The average amount of impaired loans during 2008 and 2007 was $53,794,000 and $5,807,000, respectively. Interest income recognized on impaired loans was $119,985 in 2008 and $642,057 in 2007.  No interest income was recognized on impaired loans in 2006.

(5)	Premises and Equipment
Major classifications of premises and equipment at December 31, 2008 and 2007 are summarized as follows:

	2008	2007
Land	$3,296,109	2,793,363
Buildings and improvements	15,017,660	15,878,764
Furniture and equipment	10,609,050	10,052,282
	28,922,819	28,724,409
Less: Accumulated depreciation	11,906,456	10,367,439
	$17,016,363	18,356,970

Depreciation expense amounted to $1,635,033, $1,449,463 and $1,134,746 in 2008, 2007 and 2006, respectively.

(6)	Intangible Assets

Intangible assets include goodwill and core deposit intangible, both of which were generated as a result of the merger with First Haralson Corporation as of July 1, 2007. The changes in goodwill for 2008 and 2007 are as follows:

	2008	2007
Balance, beginning of year	$23,982,743	-
Acquired goodwill	-	23,982,743
Adjustments	145,122	-
Impairment of goodwill	(24,127,865)	-
Balance, end of year	$-	23,982,743

During our annual assessment of goodwill as of September 30, 2008, we concluded that goodwill was impaired.  SFAS No. 142 Goodwill and Other Intangible Assets requires that goodwill be reviewed for impairment at least annually.  Impairment is a condition that exists when the carrying amount of the goodwill exceeds its fair value.  SFAS No.  142 identifies a two step impairment test that should be used to test for impairment and measure the amount of the impairment loss to be recognized. The two tests were performed by a third party using three valuation approaches: the market approach, income approach and the cost approach.  Based on the testing, it was determined that the entire amount of goodwill recorded at September 30, 2008 was impaired.  The loss on impairment of goodwill in the amount of $24,127,865 was recorded as an other expense in the statement of operations for the year ended December 31, 2008.

The core deposit intangible is being amortized over its estimated useful life of 10 years using the straight-line method.  A summary of core deposit intangible asset as of December 31, 2008 and 2007 is as follows

	2008	2007
Gross amount	$5,738,000	5,738,000
Less – accumulated amortization	860,700	286,902
Carrying amount, end of year	$4,877,300	5,451,098

WGNB CORP.
Notes to Consolidated Financial Statements, continued

(6)	Intangible Assets, continued

Amortization expense for core deposit intangible was $573,798 and $286,902 in 2008 and 2007, respectively.  The Company recorded no amortization of core deposit intangible in 2006 prior to the merger.  Amortization expense is estimated to be $573,798 per year for each of the years, 2009 through 2013.

(7)	Deposits
At December 31, 2008 the scheduled maturities of time deposits are as follows:

Maturing in:

2009	$270,390,914
2010	124,021,430
2011	53,491,703
2012	25,076,488
2013	8,510,899
Thereafter	1,010,077

$482,501,511

The Bank held $137,662,153 and $91,127,044 in certificates of deposit obtained through the efforts of third party brokers at December 31, 2008 and 2007, respectively. The weighted average interest rate on the deposits at December 31, 2008 and 2007 was 4.31% and 4.77%, respectively. The deposits outstanding at December 31, 2008 mature as follows:

Maturing in:

2009	$64,707,082
2010	47,720,071
2011	19,940,000
2012	5,295,000

$137,662,153

(8)	Lines of Credit

As of December 31, 2008, the Bank has a collateralized line of credit for overnight borrowings of $15,800,000 with a correspondent bank of which, none was outstanding.  The line of credit is collateralized by investment securities at their market values.  On December 31, 2007, the Bank had an uncollateralized line of credit for overnight borrowings of $24,800,000 with a correspondent bank of which, none was outstanding.

The Bank has a collateralized line of credit for overnight borrowings with the Federal Reserve Bank of Atlanta with credit availability of $8,256,000 of which, none was outstanding as of December 31, 2008.  The line is collateralized by certain qualifying real estate and commercial loans in the portfolio that are physically held by the Federal Reserve Bank.  The Bank did not have a line of credit with the Federal Reserve Bank of Atlanta in 2007.

The Bank has a line of credit with the FHLB in the amount of 20 percent of assets,which was approximately $126,440,000 subject to available qualifying collateral at December 31, 2008.  The FHLB advances are secured by the Bank’s stock in the FHLB, it’s qualifying 1-4 family first mortgage loans and qualified commercial loans. In addition, the FHLB accepts federal funds sold to FHLB and certain investment securities as collateral.  Advances on the FHLB line of credit are subject to available collateral of the Bank.  At December 31, 2008 and 2007, the Bank had advances outstanding from the FHLB amounting to $52,000,000 and $54,500,000, respectively.  The Bank pledged sufficient collateral at December 31, 2008 and 2007 for these borrowings.  An early conversion option allows the FHLB to convert certain advances to a variable interest rate upon notification to the Bank.  The following advances require quarterly interest payments:

WGNB CORP.
Notes to Consolidated Financial Statements, continued

(8)	Lines of Credit, continued

December 31, 2008
Advance	Interest Basis	Current Rate	Maturity	Call Date	Early Conversion Option

$10,000,000	Fixed Hybrid	5.49%	May 2011	-	-
$7,000,000	Fixed Hybrid	4.24%	June 2010	-	-
$5,000,000	Fixed	2.69%	February 2010	-	-
$10,000,000	Fixed	4.08%	September 2012	-	-
$10,000,000	Fixed	3.23%	February 2014	February 2009	February 2009, 3 month LIBOR
$10,000,000	Fixed	4.39%	January 2016	January 2011	January 2011,

December 31, 2007
Advance	Interest Basis	Current Rate	Maturity	Call Date	Early Conversion Option

$10,000,000	Fixed Hybrid	5.49%	May 2011	-	-
$7,000,000	Fixed Hybrid	4.24%	June 2010	-	-
$5,000,000	Fixed	5.44%	February 2008	-	-
$10,000,000	Fixed	4.08%	September 2012	September 2008	September 2008, 3 month LIBOR
$10,000,000	Fixed	3.23%	February 2014	February 2009	February 2009, 3 month LIBOR
$10,000,000	Fixed	4.39%	January 2016	January 2011	January 2011
					3 month LIBOR
$2,500,000	Fixed	5.39%	March 2008	-	-

(9)	Securities Sold Under Repurchase Agreements

The Company had no securities sold under repurchase agreements as of December 31, 2008.  The Company had securities sold under repurchase agreements of $20,000,000 at December 31, 2007.  The Company entered into the transaction on November 23, 2007 and the agreement had a maturity date of November 23, 2012 and it became callable by the issuer or the Company on November 23, 2009.  The interest was paid quarterly at a rate of 3.90%. The Company was required by the issuer to pay off the securities sold under repurchase in June 2008.

(10)	Junior Subordinated Debentures

The Company entered into a junior subordinated debenture in connection with the acquisition of First Haralson.  The debenture qualifies as Tier I capital under risk based capital guidelines subject to certain limitations.  The debentures were issued June 15, 2007 in the amount of $10,825,000 at a floating rate of 90 day LIBOR plus 1.55% payable quarterly.  The debenture is redeemable on a mandatory basis upon maturity in June 2037, but is callable without premium in June 2012. The interest rate at December 31, 2008 was 3.55%.

(11)	Commitments
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

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments.  In most cases, the Company requires collateral to support financial instruments with credit risk. The following table summarizes the off balance sheet financial instruments as of December 31, 2008 and 2007:

	Approximate
	Contractual Amount
	2008	2007
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$64,340,000	99,882,000
Standby letters of credit	$7,383,000	9,943,000

WGNB CORP.
Notes to Consolidated Financial Statements, continued

(11)	Commitments, continued
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

Derivative Instruments and Hedging Activities
The Company had one and fifteen interest rate swap position(s) at December 31, 2008 and 2007, respectively.

In 2006, the Company entered into a series of fourteen interest rate swap agreements with a total notional amount of $41,156,509 related to its issuance of brokered certificates of deposit. The interest rate swap contracts had various notional amounts, maturity dates, receive fixed rates and pay floating rates.  The Company designated the fourteen swap from fixed to variable rate contracts as fair value hedges and, accordingly, was recording the fair value of the derivatives as well as the fair value of the items being hedged on the balance sheet. Changes in the fair value of the swap contracts and the items being hedged were recorded in current period earnings. The Company terminated its fair value interest rate swap positions in April 2008 for a gain in the amount of $626,070. The Company is recognizing the gain on the transaction over the original term of the swaps.  The Company recognized $482,809 of the gain during 2008.  The fair value of the swap contracts accounted for as fair value hedges was $263,474 at December 31, 2007 and were recorded in other assets on the balance sheet.

The objective of the fourteen swap agreements was to decrease the Company’s interest rate risk exposure. Being asset sensitive, the Company was (and remains) susceptible to interest rate risk in a downward rate environment. This was, in part, attributable to the fixed rate nature of the Company’s brokered certificates of deposit. The Company was using the swap agreements to convert the fixed rate brokered certificates of deposit and borrowings into floating rate instruments. Consequently, the interest rate swap contracts allowed the Company to hedge changes in the fair value of its brokered certificates of deposit and borrowings that resulted from changes in benchmark interest rates.

The Company entered into an interest rate swap on December 4, 2007 that has a maturity date of June 15, 2012.  The objective of the swap was to lock in a fixed rate as opposed to the contractual variable interest rate on the junior subordinated debentures.  The interest rate swap contract has a notional amount of $10,825,000 and is hedging the variable rate on the junior subordinated debentures described in Note 10 of the consolidated financial statements.  The Company receives a variable rate of the 90 day LIBOR rate plus 1.55% and pays a fixed rate of 5.77%.

The Company has designated the swap on the junior subordinated debentures as a cash flow hedge and, accordingly is recording the fair value of the derivative on the balance sheet.  Changes in the fair value of the swap contract are recorded as a current period component of other comprehensive income, net of tax.  The fair value of the swap contract accounted for as a cash flow hedge was a loss of $843,869 and $29,636 at December 31, 2008 and 2007, respectively.  The value of the swap is recorded in other liabilities on the balance sheet as of December 31, 2008 and 2007.

WGNB CORP.
Notes to Consolidated Financial Statements, continued

(11)	Commitments, continued
Derivative Instruments and Hedging Activities, continued

The Company uses the long haul method afforded under SFAS No. 133 to assess the effectiveness of its hedging activity.  The Company assesses the effectiveness of the cash flow hedge by comparing the cumulative change in anticipated cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative.  The Company utilizes the “Hypothetical Derivative Method” to compute the cumulative change in anticipated interest cash flows from the hedged exposure.  To the extent that the cumulative change in anticipated cash flows from the hedging derivative offsets from 80% to 120% of the cumulative change in anticipated interest cash flows from the hedged exposure, the hedge is deemed to be effective. The Company assessed the effectiveness of the fair value hedge contracts by regressing the market price, including any premium paid, of the brokered certificates of deposit (the dependent variables) with the market price of the interest rate swap (the independent variable) on a quarterly basis until all the contracts have matured.  Each regression analysis will include in its data set values from a retrospective (realized historical prices) and prospective (shocked scenario analysis) basis.  The hedge is considered effective if the correlation coefficient is within 80% to 120%, where the R square is highly correlative to the value of 1 and the F-stat is large signifying high explanatory power.  The Company’s cash flow hedge has remained effective since inception

(12)	Stockholders’ Equity
Common Stock

On June 10, 2008 the Company’s shareholders voted to amend the Company’s Amended and Restated Articles of Incorporation in order to increase the number of authorized common stock shares from 10,000,000 shares having a $1.25 par value per share to 20,000,000 shares having no par value.

Preferred Stock

On June 10, 2008 the Company’s shareholders voted to amend the Company’s Amended and Restated Articles of Incorporation in order to authorize the creation of 10,000,000 shares of preferred stock having no par value.  The issuance terms can be designated by the Board in one or more series in the future.

On June 20, 2008, the Company filed a Form S-1 with the Securities and Exchange Commission to register 3,750,000 shares of its Series A Convertible Preferred Stock (“Series A Preferred”) for sale to the Company’s shareholders under a rights offering that was completed September 22, 2008.  A total of 1,153,508 shares of the Series A Preferred were sold to shareholders in the rights offering.  The remaining registered shares are subject to an ongoing public offering which has been extended to April 15, 2009.  As of December 31, 2008, a total of 1,509,100 shares of Series A Preferred have been sold (including those sold in the rights offering).

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

The Series A Preferred is perpetual and will not mature on a specified date.  The Series A Preferred is not subject to any mandatory redemption provisions.  The shares become convertible into shares of common stock at the option of a holder from and after September 22, 2011.  On or after September 15, 2013, the Company may, at its option, at any time or from time to time cause some or all of the Series A Preferred to be converted into shares of common stock.  In the event of a dissolution or liquidation, the Series A Preferred shareholders receive a preference of $8.00 per share over the claims of common shareholders.  Holders of the Series A preferred shares have no voting rights, except as required by law.

Direct Stock Purchase and Dividend Reinvestment Plan

On May 22, 2008, the Company filed a Form S-3 with the Securities and Exchange Commission to register 500,000 shares of its common stock for its Direct Stock Purchase and Dividend Reinvestment Plan.  The plan offers holders of the Company’s common stock and new investors the opportunity to reinvest their dividends into the Company’s common stock or purchase common stock with optional cash payments of $250 to $10,000 per month without the payment of brokerage commissions or service charges.  The plan was amended by the Company’s board of directors in October 2008 in order to permit holders of the Series A Preferred to reinvest dividends paid on the Series A Preferred into shares of the Company’s common stock.  As of December 31, 2008, 413 shares at an average price of $3.54 per share have been issued by the Company in the Direct Stock Purchase and Dividend Reinvestment Plan.

WGNB CORP.
Notes to Consolidated Financial Statements, continued

Stock Repurchase Plan

Beginning in 1996, the Board of Directors approved a Stock Repurchase Plan of up to $2,000,000 of the Company’s common stock currently outstanding.  During 2001, the Board of Directors approved an additional $1,000,000, to be used for the Stock Repurchase Plan. The Company retired no shares in 2008, 1,345 and 38,202 shares of common stock during 2007 and 2006, respectively. At December 31, 2008, the Company had $557,547 remaining to reacquire shares under the Stock Repurchase Plan.

(13)	Regulatory Matters

On November 12, 2008, the Bank, entered into a formal written agreement (the “Agreement”) with the OCC.  The Agreement requires the Bank to undertake certain actions within designated time frames, and to operate in compliance with the provisions thereof during its term.  The Board of Directors and management of the Bank have implemented many of these provisions and continue to support compliance with the Agreement.  The actions that are to be undertaken are as follows: implement an asset recovery staff, continue to enhance loan portfolio management procedures and processes, continue to diversify the loan portfolio, maintain a valuation process on foreclosed property maximizing net realizable value for shareholders, continue to raise capital, provide written plans of action to reduce non-performing assets and provide a three year budget and capital plan.  Compliance with the Agreement is to be monitored by a committee made up of seven Directors of the Company.   As of December 31, 2008, the Bank is in the process of complying with the Agreement.

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 ("EESA"), which creates the Troubled Asset Relief Program ("TARP") and provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. The Capital Purchase Program (the "CPP") was announced by the U.S. Treasury on October 14, 2008 as part of TARP.  Pursuant to the CPP, the U.S. Treasury will purchase up to $250 billion of senior preferred shares on standardized terms from qualifying financial institutions. The purpose of the CPP is to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy.  The CPP is voluntary and requires a participating institution to comply with a number of restrictions and provisions, including standards for executive compensation and corporate governance and limitations on share repurchases and the declaration and payment of dividends on common shares.  The CPP allows qualifying financial institutions to issue senior preferred shares to the U.S. Treasury in aggregate amounts between 1 percent and 3 percent of the institution's risk weighted assets ("Senior Preferred Shares").   The Senior Preferred Shares will qualify as Tier 1 capital and rank senior to common stock.  The Senior Preferred Shares will pay a cumulative dividend rate of 5 percent per annum for the first five years and will reset to a rate of 9 percent per annum after year five.  The Senior Preferred Shares will be non-voting, other than class voting rights on matters that could adversely affect the shares.  The Senior Preferred Shares will be callable at par after three years.  Prior to the end of three years, the Senior Preferred Shares may be redeemed with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred or common stock. U.S. Treasury may also transfer the Senior Preferred Shares to a third party at any time.  In conjunction with the purchase of Senior Preferred Shares, Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15 percent of the Senior Preferred Shares.  The exercise price on the warrants will be the market price of the participating institution's common stock at the time of issuance, calculated on a 20-trading day trailing average.  Companies participating in the CPP must adopt the U.S. Treasury's standards for executive compensation and corporate governance.  The Company is currently evaluating its participation in the CPP.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements.  Under certain adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet minimum capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Under certain circumstances, the regulators may impose higher minimum capital levels or otherwise adjust an institution’s capital category based on market conditions.

WGNB CORP.
Notes to Consolidated Financial Statements, continued

(13)	Regulatory Matters, continued

The Bank received certain requests relating to capital from its primary regulator, the OCC, the terms of which are confidential. Management is in the process of complying with certain of these requests. If the regulatory capital requirements are not met and/or maintained, additional regulatory actions may be taken against the Bank.

As of December 31, 2008 and 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized and adequately capitalized, respectively, under the regulatory framework for prompt corrective action.  To be categorized as well and adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. Presented below are the Company’s and the Bank’s actual capital amounts and ratios:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in 000’s)		(in 000’s)		(in 000’s)
As of December 31, 2008:
Total Capital (to Risk Weighted Assets)
Consolidated	$72,254	10.65%	>$ 54,308	>8%	N/A	N/A
Bank	$70,612	10.42%	>$ 54,193	>8%	>$ 67,713	>10%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$63,773	9.40%	>$ 27,153	>4%	N/A	N/A
Bank	$62,144	9.17%	>$ 27,097	>4%	>$ 40,645	> 6%
Tier I Capital (to Average Assets)
Consolidated	$63,773	7.20%	>$ 35,407	>4%	N/A	N/A
Bank	$62,144	7.05%	>$ 35,254	>4%	>$ 44,068	> 5%

As of December 31, 2007:
Total Capital (to Risk Weighted Assets)
Consolidated	$69,072	10.22%	>$ 54,072	>8%	N/A	N/A
Bank	$66,177	9.83%	>$ 53,844	>8%	>$ 67,305	>10%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$60,624	8.97%	>$ 27,036	>4%	N/A	N/A
Bank	$57,764	8.58%	>$ 26,922	>4%	>$ 40,383	> 6%
Tier I Capital (to Average Assets)
Consolidated	$60,624	6.99%	>$ 34,699	>4%	N/A	N/A
Bank	$57,764	6.68%	>$ 34,587	>4%	>$ 43,234	> 5%

Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions are based on the level of regulatory classified assets, the prior years’ net earnings, and the ratio of equity capital to total assets. At December 31, 2008, the Bank cannot pay dividends without obtaining prior regulatory approval.

(14)	Incentive Stock Option Plan

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

On April 8, 2003, the shareholders approved the WGNB Corp. 2003 Stock Incentive Plan (the “2003 Plan”).  Under the 2003 Plan, the Company may grant options to certain key officers to acquire shares of common stock of the Company at the then fair value for incentive stock options and no less than 85% of the fair value for nonqualified stock options, with the number of shares to be determined annually by agreed upon formulas.  A total of 990,000 shares of common stock were reserved for possible issuance under the 2003 Plan with a maximum of 525,000 shares to be issued under nonqualified stock option grants.  During 2008, the Company granted 66,515 of the options available for awards under the 2003 Plan. The options under the 2003 Plan were to be distributed commencing in the 2004 fiscal year and will terminate February 14, 2015 unless previously terminated by the Board of Directors or when the options approved under the plan have been distributed.  The options may be exercised by the participants under a vesting period of five years ratably at 20% per year.  The options are exercisable no later than ten years after the date of grant.  Compensation cost in the amount of $174,500, $177,500 and $128,250 has been recognized for the stock options for the years end December 31, 2008, 2007 and 2006, respectively.  Under the 1994 and 2003 plans, 59,930 and 178,986 options, respectively, were unexercised as of December 31, 2008. No options were exercised in 2008.  The total intrinsic value of options exercised in 2007 and 2006 was $2,128 and $578,435, respectively.

WGNB CORP.
Notes to Consolidated Financial Statements, continued

(14)	Incentive Stock Option Plan, continued

A summary status of the Company’s stock option plans as of December 31, 2008, 2007 and 2006, and changes during the years ending on those dates, is presented below:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	176,457	$22.41	130,236	$19.44	184,676	$16.53
Awarded during the year	66,515	$17.90	49,398	$30.06	33,470	$24.99
Exercised during the year	-	$-	(3,177)	$19.30	(51,022)	$13.94
Forfeited during year	(4,056)	$26.88	-	$-	(36,888)	$17.50

Outstanding, end of year	238,916	$21.08	176,457	$22.41	130,236	$19.44

Options exercisable at year end	102,485	$19.26	33,803	$18.77	13,374	$17.48

The following information applies to all options outstanding at December 31, 2008:

Options Outstanding				Options Exercisable
Shares	Range	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Life (Years)	Shares	Wtd. Avg. Exercise Price	Intrinsic Value
59,930	$13.33 - 16.66	$16.38	3.48	59,930	$16.38	$-
66,515	$17.90	$17.90	9.12	-	$-	$-
65,368	$19.25 - 24.99	$22.16	4.97	33,135	$21.40	$-
47,103	$29.91 - 30.63	$30.06	7.91	9,420	$30.06	$-
238,916	$13.33 - 30.63	$21.08	6.33	102,485	$19.26	$-

(15)	Supplemental Employee Retirement Plan

The Company assumed a post-retirement benefit plan to provide retirement benefits to First Haralson key officers.  Under the plan, the Company assumed whole life insurance contracts on the lives of each officer.  The increase in the cash surrender value of the contracts, less the Company’s cost of funds, constitutes the Bank’s contribution to the plan each year going forward.  In the event the insurance contracts fail to produce positive returns, the Bank has no obligation to contribute to the plan.  The Company recognized $200,730 and $90,725 in compensation expense related to this plan in 2008 and 2007, respectively.

(16)	Stock Split

On September 12, 2006, the Company’s board of directors declared a three-for-two stock split for shareholders of record as of October 16, 2006 payable on November 15, 2006.  All share and per share amounts have been restated to reflect the stock split as if it had occurred on January 1, 2005.

WGNB CORP.
Notes to Consolidated Financial Statements, continued

(17)	Defined Contribution Plan

The Company began a qualified retirement plan pursuant to Internal Revenue Code Section 401(k) in 1996 covering substantially all employees subject to certain minimum age and service requirements. Contribution to the plan by employees is voluntary. During 2008, 2007 and 2006, the Company matched 100% of the participants’ contributions up to 6% of the participants’ salaries, subject to the annual 401(k) contribution limits. The Company also made discretionary contributions to the plan in 2007 and 2006 of 5% of participants’ salaries. Contributions to the plan charged to expense during 2008, 2007 and 2006 were $503,708, $658,767 and $547,255, respectively.

(18)	Income Taxes
The components of the provision for income tax expense (benefit) in the consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Current:
Federal	$(2,251,023)	2,365,810	3,353,207
State	(264,826)	278,331	293,962
Deferred:
Federal	(3,469,404)	(2,246,149)	(169,031)
State	(408,165)	(264,254)	(19,614)

Total	$(6,393,418)	133,738	3,458,524

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to (loss) earnings before income taxes are as follows:

	2008	2007	2006

Pretax (loss) income at statutory rates	$(12,628,908)	1,077,124	4,007,226
Add (deduct):
Goodwill impairment	8,203,474	-	-
Tax-exempt interest income	(941,518)	(632,777)	(430,180)
State taxes, net of federal effect	(974,980)	(208,930)	174,612
Non-deductible interest expense	40,495	31,378	70,448
Other	(91,981)	(133,057)	(363,582)

	$(6,393,418)	133,738	3,458,524

The following summarizes the net deferred tax asset, which is included as a component of other assets, at December 31, 2008 and 2007.

	2008	2007
Deferred income tax assets:
Allowance for loan losses	$4,214,537	4,590,089
Other real estate owned	3,997,262	469,385
Deferred compensation	1,378,421	1,307,090
Net unrealized loss on securities available-for-sale and cash flow hedges	479,769	-
Income tax credits and net operating loss carryforward	420,799	-
Deferred income	206,552	-
Other	-	22,493

Total gross deferred income tax assets	10,697,340	6,389,057

Deferred income tax liabilities:
Low income housing credits	(247,672)	(251,671)
Premises and equipment	(1,364,101)	(396,121)
Net unrealized gain on securities available-for-sale and cash flow hedges	-	(102,992)
Purchase accounting intangibles	(1,508,892)	(2,521,928)
Other	(1,742)	(1,742)

Total gross deferred income tax liabilities	(3,122,407)	(3,274,454)

Net deferred income tax asset	$7,574,933	3,114,603

WGNB CORP.
Notes to Consolidated Financial Statements, continued

(19)	Related Party Transactions

The Bank conducts transactions with directors and executive officers, including companies in which they have beneficial interests, in the normal course of business. It is the Bank’s policy to comply with federal regulations that require that loan transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time made for comparable loans to other persons. The following summary reflects activity for related party loans for 2008:

Beginning balance	$12,292,538
New loans	11,859,707
Repayments	(8,966,080)
Change in related parties	(5,334,540)

Ending balance	$9,851,625

At December 31, 2008 and 2007, deposits from directors, executive officers, and their related interests totaled approximately $8,360,000 and $10,251,000, respectively.

(20)	Other Operating Expenses
Components of other operating expenses which exceed 1% of total interest income and other income are as follows:

	2008	2007	2006

Professional fees	$935,320	714,686	662,967
Printing and supplies	$556,865	557,964	365,189

(21)	Fair Value

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements ,which provides a framework for measuring fair value under generally accepted accounting principles.  SFAS No. 157 applies to all financial instruments that are being measured and reported on a fair value basis.

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Securities available-for-sale, derivatives and certain deposits are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets on a non-recurring basis, such as impaired loans and foreclosed property.  These non-recurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

Fair Value Hierarchy

Under SFAS No. 157, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

Level 1 –	Valuation is based upon quoted prices for identical instruments traded in active markets.
Level 2 –
Valuation is based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 –
Valuation is generated from model-based techniques that use at least one significant assumption not     observable in the market.  These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

WGNB CORP.
Notes to Consolidated Financial Statements, continued

(21)	Fair Value, continued
Securities Available-for-Sale

Securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities include those traded on active exchanges such as U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets.  Level 2 securities include mortgage-backed securities issued by government sponsored enterprises, corporate debt securities and municipal bonds.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At December 31, 2008, substantially all of the impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets.  Subsequently, foreclosed assets are carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as non-recurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as non-recurring Level 3.

Intangible Assets

Identified intangible assets are subject to impairment testing.  A projected cash flow valuation method is used in the completion of impairment testing.  This valuation method requires a significant degree of management judgment.  In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model.  As such, the Company classifies intangible assets subjected to nonrecurring fair value adjustments as Level 3.

WGNB CORP.
Notes to Consolidated Financial Statements, continued

(21)	Fair Value, continued
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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparties.  However, as of December 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 aggregated by the level in the fair value hierarchy within which those measurements fall:

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale	$-	94,369,622	-	94,369,622

Derivative financial instruments
cash flow hedge	$-	843,869	-	843,869

Assets Recorded at Fair Value on a Non-recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. Generally Accepted Accounting Principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  The table below presents the Company’s assets measured at fair value on a non-recurring basis as of December 31, 2008 by the level in the fair value hierarchy within which those measurements fall:

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Loans	$-	80,683,209	-	68,161,156
Foreclosed property	$-	45,797,654	-	45,797,654

WGNB CORP.
Notes to Consolidated Financial Statements, continued

(21)	Fair Value, continued
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

WGNB CORP.
Notes to Consolidated Financial Statements, continued

(21)	Fair Value, continued
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

Fair value estimates are based on existing on and off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include deferred income taxes and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates. The carrying amount and estimated fair values of the Company’s financial instruments at December 31, 2008 and 2007 are as follows:

	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$75,350,985	75,350,985	25,845,340	25,845,340
Securities available-for-sale	$94,369,622	94,369,622	122,693,244	122,693,244
Securities held-to-maturity	$7,622,340	2,853,170	7,901,839	7,901,839
Derivative instruments-fair value hedge	$-	-	263,474	263,474
Loans, net	$618,922,150	626,375,582	645,738,663	650,318,190
Cash surrender value of life insurance	$3,803,010	3,803,010	3,639,550	3,639,550
Liabilities:
Deposits	$761,693,075	770,356,279	706,377,489	707,629,177
Federal Home Loan Bank advances	$52,000,000	55,640,862	54,500,000	55,492,641
Securities sold under repurchase
agreements	$-	-	20,000,000	20,218,036
Junior subordinated debentures	$10,825,000	10,825,000	10,825,000	10,825,000
Derivative instruments-cash flow hedge	$843,869	843,869	29,636	29,636

WGNB CORP.
Notes to Consolidated Financial Statements, continued

(22)	WGNB Corp. (Parent Company Only) Financial Information

Balance Sheets

December 31, 2008 and 2007

Assets

	2008	2007
Cash	$1,265,606	1,734,744
Investment in Bank	66,357,203	87,810,281
Securities held-to-maturity	-	1,996,736
Other assets	1,004,899	763,684

	$68,627,708	92,305,445

Liabilities and Stockholders’ Equity

Dividends payable	$2,132	1,282,458
Junior subordinated debentures	10,825,000	10,825,000
Other liabilities	871,309	47,095

Total liabilities	11,698,441	12,154,553

Stockholders’ equity	56,929,267	80,150,892

	$68,627,708	92,305,445

Statements of Operations

For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Dividends from Bank	$2,108,142	4,961,106	3,601,555
Other income	72,562	230,183	234,458
Total income	2,180,704	5,191,289	3,836,013

Interest expense	631,522	385,754	-
Other expense	57,402	33,013	36,085
Total expense	688,924	418,767	36,085

Earnings before (dividends received in excess of earnings
of Bank)/equity in undistributed earnings of Bank	1,491,780	4,772,522	3,799,928

Dividends received in excess of earnings of Bank	(32,242,209)	(1,738,249)	-

Equity in undistributed earnings of Bank	-	-	4,527,508

Net (loss) earnings	$(30,750,429)	3,034,273	8,327,436

WGNB CORP.
Notes to Consolidated Financial Statements, continued

(22)	WGNB Corp. (Parent Company Only) Financial Information, continued

Statements of Cash Flows

For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Cash flows from operating activities:
Net (loss) earnings	$(30,750,429)	3,034,273	8,327,436
Adjustments to reconcile net (loss) earnings to net
cash provided by operating activities:
Amortization and accretion	-	827	5,019
Stock option expense	174,500	177,500	128,250
Equity in undistributed earnings of Bank	-	-	(4,527,508)
Dividends received in excess of earnings of Bank	32,242,209	1,738,249	-
Change in other assets	(778,609)	(583,499)	(74,354)
Change in other liabilities	824,214	27,535	(128,525)

Net cash provided by operating activities	1,711,885	4,394,885	3,730,318

Cash flows from investing activities:
Capital infusion to Bank	(10,653,720)	-	-
Cash paid to First Haralson shareholders	-	(12,628,189)	-
Proceeds from pay-downs of securities available-for-sale	-	-	599,887
Proceeds from pay-downs of securities held-to-maturity	-	277,680	192,331

Net cash (used) provided by investing activities	(10,653,720)	(12,350,509)	792,218

Cash flows from financing activities:
Proceeds from preferred stock offering	12,072,800	-	-
Dividends paid on common stock	(3,188,468)	(4,438,593)	(3,466,603)
Dividends paid on preferred stock	(253,528)	-	-
Proceeds from dividend reinvestment plan	1,461	-	-
Proceeds from junior subordinated debentures	-	10,825,000	-
Exercise of stock options	-	61,317	711,247
Stock issuance cost	(159,568)	(102,292)	-
Retirement of common stock	-	(30,935)	(964,648)

Net cash provided (used) by financing activities	8,472,697	6,314,497	(3,720,004)

Increase (decrease) in cash	(469,138)	(1,641,127)	802,532

Cash at beginning of year	1,734,744	3,375,871	2,573,339

Cash at end of year	$1,265,606	1,734,744	3,375,871

Supplemental disclosure of non-cash investing and financing activities:
Securities held-to-maturity contributed to the Bank	$(1,996,736)	-	-
Change in dividends payable	$(1,280,326)	322,513	135,162
Change in unrealized gains (losses) on securities
available-for-sale, net of tax	$(1,861,325)	542,389	(56,059)
Change in fair value of derivatives
for cash flow hedges, net of tax	$(537,394)	(19,560)	-