Form 10-Q
period 2009-03-31
WGNB CORP
filed 2009-05-15
CIK 1115568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number: 000-30805

WGNB CORP.
(Exact name of registrant as specified in its charter)

Georgia	58-1640130
(State of Incorporation)	(I.R.S. Employer Identification No.)

201 Maple Street P.O. Box 280 Carrollton, Georgia 30112
(Address of principal executive offices)

(770) 832-3557
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 14, 2009

Common Stock, no par value	6,058,007

WGNB CORP.

INDEX TO FORM 10-Q

Part I – Financial Information

Item 1.	Financial Statements

The unaudited financial statements of WGNB Corp. (the “Company”) are set forth on the following pages. All adjustments have been made which, in the opinion of management, are necessary in order to make the financial statements not misleading.

WGNB CORP.
Consolidated Balance Sheets

As of March 31, 2009 and December 31, 2008

Assets	March 31, 2009	December 31, 2008

	(unaudited)	(audited)

Cash and cash due from banks	$33,096,972	16,936,965
Interest-bearing funds in other banks	20,021,299	12,574,624
Federal funds sold	54,221,414	45,839,396

Cash and cash equivalents	107,339,685	75,350,985

Securities available-for-sale	93,076,994	94,369,622
Securities held-to-maturity, estimated fair values of $1,923,530 and $2,853,170	7,623,908	7,622,340
Loans, net	607,716,010	618,922,150
Premises and equipment, net	16,702,849	17,016,363
Accrued interest receivable	3,258,473	3,573,092
Cash surrender value of life insurance	3,838,874	3,803,010
Intangible assets, net	4,733,850	4,877,300
Foreclosed property	47,283,435	45,797,654
Deferred tax asset	8,722,504	7,574,933
Other assets	12,174,000	13,312,001

	$912,470,582	892,219,450

Liabilities and Stockholders’ Equity

Deposits:
Demand	$72,958,675	66,296,298
Interest-bearing demand	200,737,354	194,241,342
Savings	20,710,520	18,653,924
Time	238,034,928	222,457,656
Time, over $100,000	254,659,925	260,043,855

Total deposits	787,101,402	761,693,075

Federal Home Loan Bank advances	52,000,000	52,000,000
Junior subordinated debentures	10,825,000	10,825,000
Accrued interest payable	2,590,582	2,847,758
Other liabilities	5,951,626	7,924,350

Total liabilities	858,468,610	835,290,183
Commitments
Stockholders’ equity:
Series A convertible perpetual preferred stock, 9% non-cumulative, no par value, $8 liquidation value, 10,000,000 shares authorized; 1,509,100 shares issued and outstanding	11,943,515	11,943,515
Common stock, no par value, 20,000,000 shares authorized; 6,058,007 shares issued and outstanding	37,956,304	37,917,152
Retained earnings	5,594,707	8,874,438
Accumulated other comprehensive loss	(1,492,554)	(1,805,838)

Total stockholders’ equity	54,001,972	56,929,267

	$912,470,582	892,219,450

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Operations

For the Three Months Ended March 31, 2009 and 2008
(unaudited)

	2009	2008
Interest income:
Interest and fees on loans	$8,934,636	12,302,116
Interest on federal funds sold and interest-bearing funds in other banks	35,277	53,166
Interest on investment securities:
U.S. Government sponsored enterprises	456,414	664,771
State, county and municipal	603,064	757,059
Other	130,219	353,995

Total interest income	10,159,610	14,131,107

Interest expense:
Interest on deposits:
Demand	206,150	1,252,577
Savings	15,219	47,211
Time	4,971,295	4,739,121
Interest on FHLB and other borrowings	605,269	780,197

Total interest expense	5,797,933	6,819,106

Net interest income	4,361,677	7,312,001
Provision for loan losses	3,950,000	750,000
Net interest income after provision for loan losses	411,677	6,562,001

Other income:
Service charges on deposit accounts	1,288,062	1,539,262
Mortgage origination fees	68,661	117,047
Brokerage fees	132,984	111,205
ATM network fees	394,126	385,166
Gain on sale of securities available-for-sale	488,882	46,923
Loss on write-down of other investment	(79,114)	—
(Loss) gain on sale and write-down of foreclosed property, net	(1,517,142)	12,281
Miscellaneous	81,117	222,797

Total other income	857,576	2,434,681

Other expenses:
Salaries and employee benefits	3,178,988	3,626,366
Occupancy	930,587	1,022,844
Expense on loans and foreclosed property	543,402	312,066
Other operating	1,680,580	1,619,632

Total other expenses	6,333,557	6,580,908

(Loss) earnings before income taxes	(5,064,304)	2,415,774

Income tax benefit (expense)	2,053,193	(584,803)

Net (loss) earnings	$(3,011,111)	1,830,971
Basic (loss) earnings per share	$(.54)	.30
Diluted (loss) earnings per share	$(.54)	.30
Dividends declared per share	$—	0.2100

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Comprehensive Income (Loss)

For the Three Months Ended March 31, 2009 and 2008
(unaudited)

	2009	2008

Net (loss) earnings	$(3,011,111)	1,830,971

Other comprehensive income (loss), net of tax:
Unrealized gains on investment securities available for sale:
Unrealized gains arising during the period	949,594	449,606
Associated taxes	(322,862)	(152,866)
Reclassification adjustment for gain realized	(488,882)	(46,923)
Associated taxes	166,220	15,954
Change in fair value of derivatives for cash flow hedges:
Increase (decrease) in fair value of derivatives for cash flow hedges arising during the period	13,961	(468,812)
Associated (taxes) benefit	(4,747)	159,396

Other comprehensive income (loss)	313,284	(43,645)

Comprehensive (loss) income	$(2,697,827)	1,787,326

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2009 and 2008
(unaudited)

	2009	2008

Cash flows from operating activities:
Net (loss) earnings	$(3,011,111)	1,830,971
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	467,935	440,631
Provision for loan losses	3,950,000	750,000
Loss on sale and disposal of premises and equipment	2,732	87
Income from bank owned life insurance	(35,864)	(41,098)
Gain on sale of securities available-for-sale	(488,882)	(46,923)
Loss on write-down of other investment	79,114	—
Loss (gain) on sale and write-down of foreclosed property, net	1,517,142	(12,281)
Deferred income tax benefit	(1,401,516)	(371,819)
Stock-based employee compensation expense	39,150	50,500
Change in:
Other assets	1,480,023	(1,001,434)
Other liabilities	(2,229,898)	(976,179)

Net cash provided by operating activities	368,825	622,455

Cash flows from investing activities:
Proceeds from the sale of available-for-sale securities	24,045,067	4,981,120
Proceeds from maturities of securities available-for-sale	2,685,480	4,623,559
Proceeds from maturities of securities held-to-maturity	—	371,171
Purchases of securities available-for-sale	(24,501,784)	(5,125,320)
Net change in loans	3,867,666	(9,559,647)
Purchases of premises and equipment	(68,718)	(178,601)
Proceeds from the sale of premises and equipment	—	3,778
Proceeds from the sale of foreclosed property	459,567	210,052
Capital expenditures for foreclosed property	(7,110)	(265,569)

Net cash provided (used) by investing activities	6,480,168	(4,939,457)

Cash flows from financing activities:
Net change in deposits	25,408,327	(3,294,343)
Net change in federal funds purchased	—	8,412,000
Repayment of Federal Home Loan Bank borrowings	—	(2,500,000)
Dividends paid on preferred stock	(268,620)	—
Dividends paid on common stock	—	(1,273,977)

Net cash provided by financing activities	25,139,707	1,343,680

Change in cash and cash equivalents	31,988,700	(2,973,322)

Cash and cash equivalents at beginning of period	75,350,985	25,845,340

Cash and cash equivalents at end of period	$107,339,685	22,872,018

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Cash Flows, continued

For the Three Months Ended March 31, 2009 and 2008
(unaudited)

	2009	2008

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,055,109	7,505,648

Non-cash investing and financing activities:
Transfer of loans to foreclosed property	$3,689,380	10,363,996
Loans to facilitate the sale of foreclosed property	$234,000	6,024,339
Change in unrealized gains on securities available for sale, net of tax	$304,070	265,771
Change in fair value of derivatives for cash flow hedges, net of tax	$9,214	(309,416)
Change in dividends payable	$—	(1,883)

See accompanying notes to unaudited consolidated financial statements.

WGNB Corp.

Notes to Consolidated Financial Statements

(1)	Basis of Presentation

The consolidated financial statements include the accounts of WGNB Corp. (the “Company”) and its wholly-owned subsidiary, First National Bank of Georgia (the “Bank”). All significant inter-company accounts have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company’s financial position as of March 31, 2009, and the results of its operations and its cash flows for the three-month periods ended March 31, 2009 and 2008. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes and the report of independent accountants included in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2008 which included the results of operations for the years ended December 31, 2008, 2007 and 2006.

Certain reclassifications have been made in the prior year’s consolidated statements to conform to the presentation used in 2009.

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

Set forth below is a table showing a reconciliation of the amounts used in the computation of basic and diluted earnings per share. Only a reconciliation of amounts for the period ended March 31, 2008 is presented. No presentation for the period ended March 31, 2009 is set forth below because inclusion of potential common shares in the diluted loss per share calculation for these periods would be anti-dilutive. Basic loss per share for the period ended March 31, 2009 is computed by dividing the net loss for first quarter 2009 less dividends paid to preferred shareholders by the weighted average common shares outstanding in the first quarter of 2009 as follows: $(3,011,111) less $268,620 divided by 6,058,007 shares. Reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the period ended March 31, 2008 is as follows:

	For the three months ended March 31, 2008
	Net Earnings	Common Shares	Earnings per Share
Basic earnings per share	$1,830,971	6,057,594	$0.30
Effect of dilutive securities – stock options	—	3,567	(0.00)
Diluted earnings per share	$1,830,971	6,061,161	$0.30

The Company had 238,916 and 245,725, respectively of anti-dilutive options outstanding as of March 31, 2009 and 2008.

WGNB Corp.

Notes to Consolidated Financial Statements, continued

(3)	Stock-based Compensation

The Company accounts for its stock based employee benefit plans in accordance with SFAS No. 123 (revised 2004) (SFAS No. 123 (R)) “Share-Based Payment”. SFAS No. 123 (R) addresses the accounting for share-based payment transactions in which the Company receives employee services in exchange for equity instruments of the Company. SFAS No. 123 (R) requires the Company to recognize as compensation expense the “grant date fair value” of stock options granted to employees in the statement of earnings using the fair-value-based method.

The Company recognized $39,150 and $50,500 of stock-based employee compensation expense during the three months ended March 31, 2009 and 2008, respectively, associated with its stock option grants. The Company is recognizing the compensation expense for stock option grants with graded vesting schedules on a straight-line basis over the requisite service period of the award as permitted by SFAS No. 123 (R). As of March 31, 2009, there was $429,388 of unrecognized compensation expense related to stock option grants. The expense is expected to be recognized over the remaining average vesting period of five years.

There were no options granted in the first quarter of 2009. The grant-date fair value of the options granted during the first quarter of 2008 was $3.37. The fair value of each option is estimated on the date of grant using the Black-Scholes Model. The following weighted average assumptions were used for grants in 2008:

First Quarter 2008
Dividend yield	3.09%
Expected volatility	22%
Risk-free interest rate	3.50%
Expected term	6.5 years

(4)	Fair Value

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which provides a framework for measuring fair value under generally accepted accounting principles. SFAS No. 157 applies to all financial instruments that are being measured and reported on a fair value basis.

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans and foreclosed property. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

WGNB Corp.

Notes to Consolidated Financial Statements, continued

(4)	Fair Value, continued

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, (“SFAS No. 114”). The fair value of impaired loans is estimated using one of three methods, including collateral value, market value of similar debt and net present value of discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2009, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there are no observable market prices, the Company records the foreclosed asset as nonrecurring Level 3.

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

Derivative Financial Instruments

The Company has used interest rate swaps to manage interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates (forward curves derived from observable market interest rate curves).

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments, if any, associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparties. However, as of March 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008 aggregated by the level in the fair value hierarchy within which those measurements fall:

	Level 1	Level 2	Level 3	Balance at March 31, 2009

Securities available-for- sale	$—	93,076,994	—	93,076,994

Derivative financial instruments–cash flow hedge	$—	(829,908)	—	(829,908)

	Level 1	Level 2	Level 3	Balance at December 31, 2008

Securities available-for- sale	$—	94,369,622	—	94,369,622

Derivative financial instruments–cash flow hedge	$—	(843,869)	—	(843,869)

WGNB Corp.

Notes to Consolidated Financial Statements, continued

(4)	Fair Value, continued

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. Generally Accepted Accounting Principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents the Company’s assets measured at fair value on a nonrecurring basis as of March 31, 2009 and December 31, 2008 by the level in the fair value hierarchy within which those measurements fall:

	Level 1	Level 2	Level 3	Balance at March 31, 2009

Loans	$—	70,654,382	—	70,654,382

Foreclosed property	$—	47,283,435	—	47,283,435

	Level 1	Level 2	Level 3	Balance at December 31, 2008

Loans	$—	68,160,976	—	68,160,976

Foreclosed property	$—	45,797,654	—	45,797,654

(5)	Non-performing Assets

Non-performing assets consist of foreclosed property, non-accrual loans and loans 90 days past due still accruing. The table below summarizes non-performing assets:

	March 31, 2009	December 31, 2008

Foreclosed property	$47,283,435	45,797,654

Non-accrual loans	76,231,630	71,599,772

Loans 90 days past due still accruing	2,416,344	4,597,667

Total	$125,931,409	121,995,093

Non-performing assets consist primarily of 24 residential real estate construction and acquisition and development loan relationships ranging in balance from $1 million to $8 million. All properties are being actively marketed for sale and management is continuously monitoring the properties for proper valuation.

(6)	Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 141 (R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FASB Staff Position amends and clarifies SFAS No. 141 (R), Business Combinations, to address application issues on the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company cannot determine what impact this will have until the transactions occur.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FASB Staff Position provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value

WGNB Corp.

Notes to Consolidated Financial Statements, continued

(6)	Recent Accounting Pronouncements, continued

Measurements, when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. This FASB Staff Position is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption being permitted for periods ending after March 15, 2009 and shall be applied prospectively. The Company does not anticipate the new accounting principle to have a material effect on its financial position or results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FASB Staff Position amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements and does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FASB Staff Position is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption being permitted for periods ending after March 15, 2009. The Company does not anticipate the new accounting principle to have a material effect on its financial position or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FASB Staff Position amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also amends APB No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FASB Staff Position is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption being permitted for periods ending after March 15, 2009. The Company does not anticipate the new accounting principle to have a material effect on its financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis compares the Company’s results of operations for the three month periods ended March 31, 2009 and 2008 and reviews important factors affecting the Company’s financial condition at March 31, 2009, compared to December 31, 2008. These comments should be read in conjunction with the Company’s consolidated financial statements and accompanying notes appearing in this Report.

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

Critical Accounting Policies

The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. These significant accounting policies are described in the notes to the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Notes”). Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers these accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying value of assets and liabilities and the results of operations of the Company. All accounting policies are important, and all policies described in the 2008 Notes should be reviewed for a greater understanding of how the Company’s financial performance is recorded and reported.

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio. Calculation of the allowance for loan losses is a critical accounting estimate due to the significant judgment, assumptions and estimates related to the amount and timing of estimated losses, consideration of current and historical trends and the amount and timing of cash flows related to impaired loans. Please refer to the section of the Company’s Annual Report on 10-K for the year ended December 31, 2008 entitled “Balance Sheet Overview – Provision and Allowance for Possible Loan and Lease Losses” and Note 1 and Note 4 to the 2008 Notes for a detailed description of the Company’s estimation processes and methodology related to the allowance for loan losses.

Results of Operations

Overview

The net loss for the three months ended March 31, 2009 was $3.0 million or $0.54 per diluted common share. The Company originally announced a net loss of $1.6 million, or $0.31 per diluted common share. However, additional adjustments were detected by management in April as the result of its normal loan analysis and asset impairment process that provided additional evidence with respect to conditions that existed at March 31, 2009.  The adjustments are reflected in the Company's operations for the quarter ended March 31, 2009 and include certain write-downs of foreclosed property, an equity investment in a financial institution and accrued interest on impaired loans, additions to the allowance for loan loss and the corresponding tax benefit.

Comparing the earnings performance of the first quarter ended March 31, 2009 to the first quarter ended March 31, 2008, the impact of the continued deterioration of credit quality is a significant factor. The Company recorded net earnings in the amount of $1.83 million, or $0.30 per diluted common share, in the first quarter ended March 31, 2008. The operating environment for community banking, particularly those institutions like us that have historically invested in the community’s real estate projects, has changed significantly over the past year when comparing quarterly data. The residential real estate market in the west Georgia area has been hard hit by the economic downturn that the southeastern region and the nation have been experiencing over the past eighteen to twenty-four months.

Real estate values have declined significantly depending on a particular location or property type in our market area. The demand for the property has diminished such that borrowers unable to sell their property are depleting their financial resources to service both their debt and the development and marketing expenses of the residential real estate construction or development project. In many cases, the borrowers owe more than the property is now worth. The deterioration of the collectability of construction and development loans has caused the Company to increase its loan loss provision, charge-off accrued interest on the impaired collateral dependent loans, place the loans on non-accruing status, incur collection costs (primarily legal costs) for the collection of loans, incur ownership costs (real estate taxes, property maintenance and insurance) of foreclosed property and potentially incur additional write-downs on property value in the post-foreclosure valuation process. The Company also incurs interest expense on the deposits used to fund the non-performing loan or foreclosed property which reduces net interest income.

Net interest income decreased $3.0 million, or 40.4 percent, from the first quarter of 2008 to the first quarter of 2009. The decline in net interest income is primarily due to the impact of funding non-performing assets that have accumulated since the first quarter of 2008 and maintaining large amounts of liquidity necessary to provide customers with the comfort they desire to ensure that their deposits are both available and safe. Rapidly declining yields on liquid assets and loans has also contributed to the decrease in net interest income when comparing the first quarter of 2009 with the first quarter of 2008.

The provision for loan loss for the first quarter of 2009 was $4.0 million, an increase of $3.2 million, or 427 percent, compared to the first quarter of 2008. The loss on sale and write-down of foreclosed property in the first three months of 2009 was $1.5 million compared to a gain of $12 thousand for the same period in 2008. This computes to a reduction of income in the amount of $1.5 million comparing the periods. We have been successful in reducing operating expenses except for the expense of maintaining and carrying foreclosed property and collecting on non-performing loans. In total, non-interest expense decreased by $247 thousand, or 3.8 percent, comparing the first quarter of 2009 with 2008. However, expense on loans and foreclosed property increased by $231 thousand, or 74.1 percent. The loss before income taxes was $5.1 million in the first quarter of 2009 compared to earnings before taxes in the amount of $2.4 million in the first quarter of 2008, for a reduction between the two periods of $7.5 million. The reduction of net interest income ($3.0 million), the reduction of salaries and employee benefits ($447 thousand), the increase in loan loss provision ($3.2 million), the increase in the loss on sale and write down of foreclosed property ($1.5 million) and the increase in expense on loans and foreclosed property ($231 thousand) accounted for the $7.5 million of the reduction in earnings before taxes.

To better understand the recent operating trends, it is helpful to compare the operating results of the first quarter of 2009 with the fourth quarter of 2008. The net loss before taxes of $5.1 million for the first quarter of 2009 was reduced compared to the net loss (before taxes and goodwill charge) in the fourth quarter of 2008. The net loss before taxes for the fourth quarter of 2008 (excluding a goodwill impairment charge in the amount of $24.1 million) was $6.5 million, a decrease in pretax loss of $1.4 million, comparing the first quarter of 2009 to the fourth quarter of 2008. The difference in the results for the first quarter of 2009 and the fourth quarter of 2008 can be traced primarily to a decrease in the loan loss provision of $700 thousand. During the fourth quarter of 2008, the Company charged-off interest income on impaired loans in the amount of $541 thousand compared to a net recovery in the first quarter of 2009 of previously charged-off interest in the amount of $26 thousand, a difference of $567 thousand. The expense on loans and foreclosed property in the fourth quarter of 2008 was $1.2 million compared to $543 thousand for the first quarter of 2009, a decrease in expense of $657 thousand.

Total non-interest expense, comparing the first quarter of 2009 to the fourth quarter of 2008 (not including the goodwill impairment charge which was classified as non-interest expense in the fourth quarter of 2008) decreased by $1.6 million, or 20.0 percent. As described above, expense on loans and foreclosed property decreased by $657 thousand. Salary and employee benefit expense decreased by $682 thousand, or 21.5 percent, comparing the fourth quarter of 2008 to the first quarter of 2009. Management is making every effort to reduce expenses and preserve capital.

Management and the board remain concerned about the remainder of 2009 in terms of real estate values. Many of the Company’s foreclosed properties and collateral on non-performing collateral dependent loans must be re-evaluated at least annually for their fair values. If current trends continue, as the properties are re-appraised, the values may be lower than previous appraisals. We believe our valuation process has, to date, yielded accurate market values based on our recent sales efforts and other market intelligence. Improved property, for example a lot with a residence, has a more determinable value since sales for comparison purposes are typically more recent. Developed or undeveloped lots, in contrast, require more judgment on the part of management as the excess supply of residential lots, fewer sales for comparative purposes and more frequent distressed sales of these types of properties make valuation more difficult.

The rising cost of deposit insurance also remains a concern of management for the remainder of 2009. Our deposit insurance assessment applicable for the next three months reflects an increased cost of three times that for the previous three months. In addition, there are proposals currently pending before Congress requesting a special assessment of deposit insurance on banks in the amount of 20 basis points. If approved, this additional assessment could amount to approximately $1.5 million for the Bank.

Non-performing assets as of March 31, 2009 were $125.9 million, or 18.8 percent of total loans plus foreclosed property, compared to $54.5 million, or 8.0 percent of total loans plus foreclosed property, as of March 31, 2008 and $122.0 million, or 18.0 percent of total loans plus foreclosed property, as of December 31, 2008. The $125.9 million in non-performing assets was comprised primarily of 24 loan relationships ranging in outstanding balances from $1 million to $8 million. The performing residential real estate construction and acquisition and development portfolio not including impaired and non-accrual loans was $113.0 million as of March 31, 2009 and comprised primarily of 12 loan relationships ranging in balance from $1 million to $7 million.

Some evidence suggests that we may be seeing improved conditions in the residential real estate market. During the first quarter of 2009, 20 properties totaling approximately $3.8 million were placed under contract but had not closed as of March 31, 2009. The increase in non-performing loans also slowed in the first quarter of 2009. In the fourth quarter of 2008, for example, non-performing assets increased by $21.6 million, or 21.6 percent from September 30, 2008 to December 31, 2008. In the first quarter of 2009, non-performing assets increased by $3.9 million, or 3.2 percent from December 31, 2008 to March 31, 2009. The increase in the first quarter of 2009 was primarily attributable to two loan relationships. Our problem loans have related to the same loan relationships we have been monitoring over the past 12 to 18 months as they have migrated from classified loans, to impaired non-performing loans and, ultimately, to foreclosed property. Stated differently, the total number of problem credit relationships is not increasing as rapidly as in preceding quarters.

Net Interest Income

Net interest income decreased by $3.0 million, or 40.4 percent, from the first quarter of 2008 to the first quarter of 2009. Total interest income for the first quarter of 2009 decreased by $4.0 million, or 28.1 percent, while total interest expense decreased by $1.0 million, or 15.0 percent. The decrease in net interest income from the first quarter of 2008 to the first quarter of 2009 was most impacted by the increase in non-performing assets and liquidity (defined as cash and cash equivalents). The average balance of non-performing loans and foreclosed property increased from $38.0 million and $14.6 million, respectively, through the first quarter of 2008 to $75.0 million and $47.6 million, respectively, through the first quarter of 2009. The average balance of interest-bearing liquidity was $56.9 million through March 31, 2009 compared to $6.7 million through March 31 2008. The total increase in average balance of non-performing assets and liquidity was $120.2 million which means the Bank needed to carry $120.2 million more deposits at a weighted average cost of 2.79 percent to fund non-performing assets and low yielding liquidity. Stated differently, the Bank incurred an estimated $838 thousand ($120.2 million x 2.79 percent/4) of interest expense on deposits to carry non-performing assets. Non-performing assets have no yield and our liquid balances had an average yield of approximately 30 basis points in the first quarter of 2009. Our goal is to reduce both non-performing assets and liquidity for the remainder of 2009. This can be achieved by selling non-performing assets and reducing higher cost deposits such as certificates of deposit as they mature, thereby reducing liquidity.

The net interest margin was also negatively impacted by the increase in non-performing assets and liquidity. The net interest margin for the first quarter of 2008 was 3.39 percent compared to 2.38 percent through the first quarter of 2009, a decrease of approximately 1.0 percent. The compression in the net interest margin was not only caused by the increase in non-performing assets and liquidity but by other factors as well. Certain of our adjustable rate loans and deposits, for example, are tied to short-term interest rates such as the prime rate and the federal target discount rate. Many of our adjustable rate loans and deposits have adjusted downward in response to the decline in short term interest rates. However, many certificates of deposit will be maturing and re-pricing at a much lower rates in the coming quarters. Our forward interest rate risk analysis indicates that the cost of funds will be decreasing in the near term, because of the re-pricing of certificates of deposit to lower market rates and the reduction of certificates of deposit as a ratio of total deposits. Additionally, our average yield on earning assets will be increasing as liquidity is decreased as a ratio to total earning assets.

The Bank was more asset-sensitive in the first quarter of 2009, that is, more assets, as a total, re-priced than deposits. As market interest rates approach zero, demand deposit rates “bottom out” at near zero. However, asset yields had decreased more in the first quarter in comparison to demand deposit rates. We have placed interest rate floors on many of our loans which will be advantageous to the Bank’s interest income and net interest margin as our cost of funds decreases. Over the next two quarters, we believe the contraction of the net interest margin should reverse to expansion as non-performing assets decrease, liquidity and certificates of deposit are reduced and/or re-priced.

Non-Interest Income

Non-interest income decreased by $1.6 million, or 64.8 percent, when comparing the first quarter of 2009 to first quarter of 2008. As discussed above, the reduction in non-interest income was primarily attributable to the loss on sale and write-down of foreclosed property in the first quarter of 2009 compared to a gain on sale of foreclosed property of $12 thousand in the first quarter of 2008. In the first three months of 2009, we closed on sales in the amount of $756 thousand in book value of foreclosed property for a loss of $62 thousand, and we wrote-down foreclosed property by $1.5 million due to updated appraisals on properties or other valuation criteria.

Service charge income decreased by $251 thousand, or 16.3 percent, when comparing the first quarters of 2009 and 2008. The decrease was the result of less overdraft charges on deposit accounts. This trend is counterintuitive since one would expect that, as the economy weakens, overdraft charges on deposit accounts would increase or at least remain consistent. Despite an increase in the number of demand deposit accounts, overdraft fees have decreased on a first quarter over quarter basis, by $239 thousand, or 16.9 percent. We can only conclude that our customers are changing their overdraft habits in order to conserve their money. All other service charge income has remained relatively stable.

Mortgage fee income decreased by $48 thousand, or 41.3 percent, from first quarter 2008 to first quarter 2009. Again, the decrease in mortgage origination volume is counterintuitive. With mortgage rates at a historical low, one would expect that the demand for refinancing and home purchases would be greater. On the contrary, increased unemployment, increased underwriting standards and the lack of a stabilized value in residential real estate have diminished demand for mortgages. If values in the residential real estate market are able to stabilize, the demand for mortgage loans could increase. In March of 2009, applications increased after two consecutive quarters of very low volume. But as underwriting standards have increased and appraisals have been scrutinized, fewer applicants are qualifying for mortgages.

During the first quarter of 2009, the brokerage division generated $133 thousand in brokerage fees which represented a $22 thousand, or 19.6 percent, increase compared to the first quarter of 2008. As the equity markets have firmed, customers are seeking investment opportunities which have stimulated the volume of brokerage fees. The brokerage division was cumulatively profitable by $9 thousand in the first quarter of 2009 compared to a $6 thousand loss in the first quarter of 2008.

Other non-interest income such as ATM network fees increased by $9 thousand, or 2.3 percent. The increase in ATM network fees is ordinary in nature based on increased volume. The Company recorded a gain on the sale of securities in the amount of $489 thousand in the first quarter of 2009 compared to a $47 thousand gain in the first quarter of 2008. In addition, the Company charged-down an equity investment in an institution by $79 thousand. We consider these gains and charge-down non-recurring in nature. The sale of securities was part of a strategy to reposition the investment portfolio away from non-taxable municipal securities into taxable investments. The Company is not receiving a current tax benefit from its non-taxable municipal securities because it is not generating taxable income. In instances where we could increase the yield on the investment security, we sold municipal securities and reinvested the proceeds in taxable mortgage backed securities and municipal securities to generate taxable income to offset taxable losses. Because of the increase in the bond market over the past three months, the sales generated a larger than historic gain.

Miscellaneous income decreased by $142 thousand, or 63.6 percent, comparing the first quarter of 2009 to the first quarter of 2008. During the first quarter of 2009, we incurred miscellaneous loss totaling $163 thousand that was non-recurring in nature.

Non-interest Expense

When comparing total non-interest expense for the three month periods ended March 31, 2009 with the same period of 2008, we experienced a decrease of $247 thousand, or 3.8 percent. Although the total decrease in non-interest expense was modest, there has been a significant change in the management of non-interest expense. We have responded to the increase in non-performing assets by implementing cost-saving measures such as reducing staff, employee benefits and other expense in the first quarter of 2009. In total, management has reduced expenses such that we estimate a cost savings of approximately $2.5 million to $3.0 million from that reported in 2008. However, we do expect that expense on loans and foreclosed property will increase in 2009 compared to 2008 because the amount of impaired loans and foreclosed property has increased significantly since the first part of 2008.

Salaries and employee benefits decreased by $447 thousand, or 12.3 percent, as of March 31, 2009 compared to the same period in 2008. As of March 31, 2008, we had 273 full time equivalent employees compared to 231 full time equivalent employees at March 31, 2009, a reduction of 42 full time equivalent employees, or 15.4 percent. Salary expense decreased by $275 thousand, or 10.0 percent, and benefits expense decreased by $172 thousand, or 19.9 percent, from the first quarter of 2008 to the same period in 2009. The reduction in salaries was directly attributable to reduction in full time equivalent employees. Virtually all departments and branches were affected by staff reduction. The Bank closed its loan production office and Banco de Progreso Branch in Coweta County in the fourth quarter of 2008 and its Banco de Progreso Branch in Carrollton in the first quarter of 2009. The decrease in employee benefits came primarily from the reduction in the 401k match from (up to) six percent of an employee’s salary to one percent and no bonus accruals in 2009.

Following the second quarter of 2008, management and the Board of Directors determined that aggressive cost cutting measures would need to be taken in order to preserve capital through the downturn in the residential real estate market and credit quality. The expense line item that is the largest and most discretionary is salaries and benefits. The following measures were taken to reduce salary and benefits expense: reduction in the full time equivalent employee count by 20 percent; cessation of bonuses and increases in salary for 2009; reduction of the 401k match from six percent to one percent; and utilization of greater efficiencies in departmental and customer service operations. The Board of Directors reduced their director fees two times in the last fifteen months although they are meeting more frequently than in the past. Certain committees are not being compensated for some or all of their meetings. Management’s goal was to reduce salary and benefits expense by $2.5 million, for a savings of 17 to 20 percent in 2009 from salary and benefits expense realized in 2008.

Occupancy expense in the first quarter of 2009 decreased $92 thousand, or 9.0 percent, when compared to the first quarter of 2008. The decrease in occupancy expense was attributable to decreased depreciation expense ($42 thousand), decreased maintenance and repairs on bank equipment and premises ($38 thousand) and decreased telephone expense ($21 thousand). The reduction in depreciation expense was the result of closing branches and reducing fixed asset purchases.

Expense on loans and foreclosed property has become a significant operating expense for the Company. In late 2007 and early 2008, the Bank began an aggressive collection process on its construction and development loan portfolio. This process caused the Bank to incur expenses for such things as collection of debt, past due and current property tax bills, insurance, maintenance, utilities, environmental protection and marketing costs on foreclosed property. Expense on loans and foreclosed property increased by $231 thousand, or 74.1 percent, from the first quarter of 2008 to the first quarter of 2009. The increase is primarily due to $105 thousand of estimated property tax expense accrued for the first quarter of 2009. Additionally, the number of foreclosed properties is higher as of March 31, 2009 than March 31, 2008 ($47.3 million compared to $14.7 million, respectively). As a result of the increase number of properties owned, property tax, maintenance, insurance, utilities and environmental protection expenses have increased.

Income Taxes

Income tax benefit for the first three months of 2009 was $2.1 million, compared to income tax expense in the amount of $585 thousand for the same period in 2008. The effective tax rates for each of the periods ended March 31, 2009 and 2008 were 40.5 percent and 24.2 percent, respectively. The effective tax rate increased due to the increase in tax advantaged income such as interest on municipal securities and tax credits as a percentage of total loss in 2009.

Provision and Allowance for Loan Losses

The adequacy of the allowance for loan losses is determined through management’s informed judgment concerning the amount of risk inherent in the Bank’s loan and lease portfolios. This judgment is based on such factors as the change in levels of non-performing and past due loans and leases, historical loan loss experience, borrowers’ financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions. Management has taken an aggressive approach to identification and recognition of potential problem loans. In addition, management is attempting to recognize impairment of a loan and to continue to analyze and evaluate current market values for collateral on impaired loans during their holding period. While uncertainty prevails in assessing loan quality and collateral valuations, a formal allowance for loan loss adequacy test is performed quarterly and updates are performed each month end. Specific amounts of loss are estimated on problem loans and historical loss percentages are applied to the balance of the portfolio using certain portfolio stratifications. Additionally, the evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions, regulatory examination results, and the existence of loan concentrations.

Through our problem loan identification program, we strive to identify those loans that exhibit weakness and classify them on a classified and criticized loan list. Management meets with lenders and credit staff more often and in greater detail than it may have in a more stable credit quality period. Special attention is given to construction and land development loans in order to accurately evaluate the exposure to loan loss of this portfolio. This migration analysis assigns historical loss amounts to pools of loans according to classifications of risk ratings to calculate a general allowance to the overall portfolio. In cases where significant weaknesses exist in a specific loan, a specific reserve is assigned to such loan.

The allowance for loan losses at March 31, 2009 was $12.0 million, or 1.94 percent of total loans, compared to $13.1 million, or 1.98 percent of loans, at March 31, 2008 and $11.2 million, or 1.78 percent of total loans, at December 31, 2008. Management believes that the allowance for loan losses is adequate to absorb risk of loss identified in the loan portfolio as of March 31, 2009. Changes in the allowance for loan losses for the three month period ended March 31, 2009 compared to March 31, 2008 are as follows:

Allowance for Loan Loss

	For the Three Months Ended March 31,
	2009	2008
Balance at beginning of period	$11,239,767	$12,422,428
Charge-offs:
Commercial, financial and agricultural	105,922	47,853
Real estate – construction	2,221,102	4,998
Real estate – mortgage	597,864	11,425
Consumer loans	255,799	85,974
Total charge-offs	3,180,687	150,250
Recoveries:
Commercial, financial and agricultural	1,262	11,645
Real estate – construction	16,284	62,320
Real estate – mortgage	35,372	1,471
Consumer loans	24,187	44,434
Total recoveries	77,105	119,638
Net (charge-offs) recoveries	(3,103,582)	(30,380)
Provision for loan losses	3,950,000	750,000

Balance at end of period	$12,086,185	$13,142,048

Ratio of net (charge-offs) recoveries during the period to average loans outstanding	(1.97)%	<(0.01)%

Ratio of allowance to total loans	1.94%	1.98%

The Company recognized net charge-offs on a portion of several impaired loans in the amount of $3.2 million in the first quarter of 2009 compared to $9.0 million in the fourth quarter of 2008. In analyzing the impaired and potentially impaired loans, management recognized the need to assign specific reserves to the loans since the ultimate collectability would likely be dependent on the collateral securing the loans rather than the ability of the borrower to repay or the income on the property. Management obtained updated appraisals on the properties which collateralize the loans to determine the amount of charge-off that it believed was necessary. Management also identified additional potentially impaired loans as of March 31, 2009 and determined the additional specific reserves and increased loan loss provision needed as a result. Management intends to adequately provide for potential loan loss in the portfolio.

The rapidness with which the overall residential real estate market deteriorated affected borrowers who were not typically past due. While conditions have not further deteriorated and have shown some signs of recovery over the first quarter of 2009, we feel the downturn will have an impact on the amount of charge-offs and provision for loan loss that is recognized over the remainder of 2009. We continue to receive updated appraisals on properties and assess whether the appraised values will be sustained or whether additional charge-offs will be necessary. Management’s policy is to charge-off loans to the extent that they exceed 85 percent of the updated appraisal. This allows for an estimate of 15 percent for selling costs. The 85 percent valuation allowance has been effective in the past as the Company has not had significant gain or loss on its disposition of property.

In many cases, it may be in the best interest of the Company to discount a property to reduce its holding period. If this becomes necessary, the Company could experience further write-downs. In any case, it is management’s and the Board’s goal to maximize the amount that the Company will ultimately realize while minimizing a property’s holding period. We are making judgments on individual properties to strike a balance between holding the property until values stabilize or selling the property and converting it to an earning asset. We also desire to mitigate the expense, ownership exposure and interest carry of holding a property.

Non-Performing Assets and Past Due Loans

Non-performing assets at March 31, 2009 were $125.9 million, or 18.8 percent, of total loans plus foreclosed property compared to $122.0 million, or 18.0 percent, of total loans plus foreclosed property at December 31, 2008 and $54.5 million, or 8.0 percent, of total loans plus foreclosed property at March 31, 2008. The levels of non-performing loans are at a historic high for the Company. The primary cause of the increase in non-performing asset levels is the decline in the residential real estate market in the metro-Atlanta area. Over the past five years, our market area has become more connected with the growth of metro-Atlanta. Residential real estate growth became a leading industry in our market. Over those five years, residential construction and development loans averaged 33 percent of our loan portfolio.

In recognition of the potential impact of a downturn, in 2004 management began to raise the credit standards for those borrowers. Management was, however, surprised by both the suddenness and the severity with which the downturn came in the last half of 2007. Many in the market did not realize the impact that subprime mortgage lending had on the absorption rate of home sales in the market area. When subprime lenders began to experience credit quality problems related to increased rates in the adjustable subprime market, that type of lending ceased. Further, as homes that were built to meet both the subprime and conforming mortgage demand came to market, not only had the subprime demand decreased sharply, but homes which were subject to subprime lending began emerging back on the market in foreclosure. This trend continued at an increasing rate through the first quarter of 2009. The downturn has been further impacted by a steady increase in unemployment that continues to plague both the national and regional economy.

The excess supply of homes and developed residential lots has had a negative impact on our residential construction and development borrowers and the values of their properties. The borrowers continue to experience much longer than expected sales time and, therefore, the holding period and expense of carrying the homes or residential lots was much higher than expected. As time passes, the borrowers have been paying the interest and ownership carry on the properties, but have diminished their financial capacity to continue to hold the property. This is further exacerbated by the decline in real estate values over the period. Thus, we have been experiencing an increased number of past due loans which has led to impairment of the loan and, at an increasing rate, foreclosure for some borrowers. In addition, some borrowers may file for protection under bankruptcy laws which can further lengthen the collection period of the loan. Approximately 85 percent of the total amount of non-performing assets as of March 31, 2009 is made up of 24 loan relationships with original balances of $1 million to $8 million per relationship.

Management continues to perform impairment analyses on each troubled loan relationship and remains focused on the credit quality of its residential construction and development loan portfolio. The impairment analysis entails evaluating the fair value of the properties which were held as collateral for the loans. The properties are re-appraised when appropriate and those updated appraisals are evaluated by management. Generally, there is greater uncertainty in real estate values in times of a market downturn. As expected, updated values are often less than the earlier appraisals. Therefore, if fair value analysis is below the recorded loan amount, management generally suspends the accrual of interest and, in certain instances, charges-down the balance of the impaired loans as dictated by collateral values in our fair value assessment. As part of our ongoing evaluation of the collectability of the impaired asset, management must continue to make value judgments on the properties or loans through updated appraisals and our knowledge of the market. There can be no assurance that residential real estate values will not continue to decline or that more loans will become impaired, thereby causing more potential suspension of accrued interest or further charge-down of loans.

Management’s most critical priority remains disposing of and maximizing the net realizable value of the non-performing assets. In the first quarter of 2009, the special assets management group of the Bank received 20 contracts on properties in the total amount of approximately $3.8 million for an average of approximately 80 percent of the original loan amount. Management considers multiple avenues to reduce non-performing assets. The holding period of non-performing assets must be minimized as these assets bear a cost to carry for us in interest expense, maintenance, insurance and real estate tax expense. We believe that the ultimate outcome of this cycle of economic downturn is the largest uncertainty management faces over the next twelve months. We are in a market that has high historical and projected population and income growth potential. While the current downturn has had a significant impact on asset quality and, therefore, earnings, we believe our long term growth and earnings outlook for the Company remains positive.

Financial Condition

Overview

Total assets were $912.5 million at March 31, 2009, an increase of $20.3 million, or 2.3 percent, from December 31, 2008. During the first quarter of 2009, cash and equivalents increased by 32.0 million, or 42.5 percent, while total loans decreased $10.5 million, or 1.7 percent, and total deposits increased $25.4 million, or 3.3 percent. Loan demand in the Bank’s market area has decreased considerably compared to historical levels due to recessionary economic conditions discussed throughout this Report.

Assets and Funding

At March 31, 2009, earning assets totaled $728.1 million, an increase of $811 thousand, or less than 0.1 percent, from December 31, 2008. Both periods were hampered by the high level of non-performing assets described elsewhere in this Report. As stated elsewhere, the largest change in the earning assets mix was attributable to cash and cash equivalents. These investments were earning between 10 basis points and 25 basis points as of March 31, 2009. Management intends to remain more liquid than historically but less liquid than it was as in the first quarter of 2009. Uncertainty continues to prevail in the banking industry and we want our customers to be confident that their deposits are accessible when they need them.

At March 31, 2009, interest-bearing liabilities increased $18.7 million, or 2.4 percent, when compared to December 31, 2008 and increased $47.6 million, or 9.3 percent, when compared to March 31, 2008. Non-interest bearing demand accounts increased by $6.7 million, or 10.0 percent, interest-bearing demand and savings accounts increased by $8.6 million, or 4.0 percent, and total time deposits increased by $10.2 million, or 2.1 percent, comparing March 31, 2009 to December 31, 2008. At March 31, 2009, deposits represented 91.9 percent and Federal Home Loan Bank advances and the junior subordinated debentures represented 8.1 percent of interest-bearing liabilities, respectively, compared to 91.7 percent and 8.3 percent, respectively, as of December 31, 2008.

Major classifications of loans at March 31, 2009 and December 31, 2008 are summarized as follows:

Loan	March 31, 2009	December 31, 2008
Commercial, financial and agricultural	$63,255,375	$64,433,643
Real Estate – mortgage	346,175,173	349,612,461
Real Estate – construction	179,574,331	182,877,720
Consumer	31,983,703	34,575,962
Total	$620,988,582	$631,499,786

Unearned loan fees	(1,186,387)	(1,337,869)
Allowance for loan losses	(12,086,185)	(11,239,767)
Net Loans	$607,716,010	$618,922,150

Liquidity

Net cash provided by operating activities totaled $369 thousand for the three months ended March 31, 2009. Net cash provided by investing activities totaled $6.5 million, which consisted primarily of $3.9 million cash used to fund loans and $2.2 million of net proceeds from sales of securities available-for-sale less purchases . Net cash provided by financing activities totaled $25.1 million for the three months ended March 31, 2009, which primarily consisted of a $25.4 million increase in deposits. The net increase in cash and cash equivalents for the period ended March 31, 2009 was $32.0 million.

Capital Resources

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under certain adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet minimum capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Under certain circumstances, the regulators may impose higher minimum capital levels or otherwise adjust and institution’s capital category based on market conditions.

The Bank received certain requests relating to capital from its primary regulator, the OCC, the terms of which are confidential. Management is in the process of complying with the requirements. If the regulatory capital requirements are not met and/or maintained, additional regulatory actions may be taken against the Bank.

As of March 31, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. Presented below are the Company’s actual capital amounts and ratios at March 31, 2009:

March 31, 2009
	Actual Amount	%	Required Amount	%	Excess Amount	%

Total capital (to risk-weighted assets)	$68,280	10.24%	$53,333	8.00%	$14,947	2.24%
Tier 1 capital (to risk-weighted assets)	59,900	8.99%	26,667	4.00%	33,233	4.99%
Tier 1 capital (to average assets)	59,900	6.67%	35,922	4.00%	23,978	2.67%

Off Balance Sheet Risk

Through the operations of the Bank, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time. At March 31, 2009, the Bank had issued commitments to extend credit of $59,971,000 through various types of commercial lending arrangements and additional commitments through standby letters of credit of $10,079,000. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The Bank manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. Because the letters of credit generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The Company has little or no risk related to trading accounts, commodities or foreign exchanges.

Interest rate risk, which encompasses price risk, is the exposure of a banking organization’s financial condition and earnings ability to adverse movements in interest rates. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2008, which reflected changes in market prices and rates, can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Asset/Liability Management.”

Management actively monitors and manages the Company’s interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital, while adjusting the Company’s asset-liability structure to obtain the maximum yield versus cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. Management believes that there have been no significant changes in the Company’s market risk exposure since December 31, 2008.

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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

No dividends were paid on our common stock during the first quarter of 2009. During the first quarter of 2009, the Company declared quarterly cash dividends on its Series A Preferred Stock amounting to approximately 18 cents per share which were paid on March 15, 2009. The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements. The terms of our Series A Preferred stock also prohibit us from paying dividends on our common stock unless dividends on our Series A Preferred stock are paid for the applicable quarterly period. We would also be prohibited from paying dividends on any capital stock if we were in default or elect to defer payment of interest under our outstanding Trust Preferred securities.

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

4.3
Specimen certificate representing shares of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1 (Registration No. 333-151820) filed June 20, 2008)

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

Dated: May 15, 2009

WGNB CORP.

By:	/s/ H.B. Lipham, III
H. B. Lipham, III
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven J. Haack
Steven J. Haack
Secretary and Treasurer
(Principal Financial Officer)