Form 10-Q
period 2009-06-30
WGNB CORP
filed 2009-08-14
CIK 1115568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number: 000-30805

WGNB CORP.
(Exact name of registrant as specified in its charter)

Georgia	58-1640130
(State of Incorporation)	(I.R.S. Employer Identification No.)

201 Maple Street
P.O. Box 280
Carrollton, Georgia 30112
(Address of principal executive offices)

(770) 832-3557
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 14, 2009

Common Stock, no par value	6,058,007

WGNB CORP.

Part I – Financial Information

Item 1.	Financial Statements

          The unaudited financial statements of WGNB Corp. (the “Company”) are set forth on the following pages. All adjustments have been made which, in the opinion of management, are necessary in order to make the financial statements not misleading.

WGNB CORP.
Consolidated Balance Sheets
As of June 30, 2009 and December 31, 2008

	June 30, 2009	December 31, 2008
	(unaudited)	(audited)
Assets
Cash and due from banks	$24,030,715	16,936,965
Interest – bearing funds in other banks	13,352,043	12,574,624
Federal funds sold	47,943,722	45,839,396

Cash and cash equivalents	85,326,480	75,350,985

Securities available-for-sale	93,944,372	94,369,622
Securities held-to-maturity, estimated fair value for June 30, 2009 of $1,229,880 and December 31, 2008 of $2,853,170	1,229,880	7,622,340
Loans, net	583,374,103	618,922,150
Premises and equipment, net	16,386,618	17,016,363
Accrued interest receivable	2,942,251	3,573,092
Cash surrender value of life insurance	3,874,229	3,803,010
Intangibles assets, net	4,590,400	4,877,300
Foreclosed property	41,986,672	45,797,654
Deferred tax asset	1,090,019	7,574,933
Income tax receivable	5,880,560	3,076,252
Other assets	7,994,348	10,235,749

	$848,619,932	892,219,450
Liabilities and Stockholders’ Equity
Deposits:
Demand	$66,638,872	66,296,298
Interest bearing demand	183,776,626	194,241,342
Savings	20,717,183	18,653,924
Time	245,330,324	222,457,656
Time, over $100,000	248,687,406	260,043,855

Total deposits	765,150,411	761,693,075

Federal Home Loan Bank advances	52,000,000	52,000,000
Junior subordinated debentures	10,825,000	10,825,000
Accrued interest payable	2,433,534	2,847,758
Other liabilities	6,421,726	7,924,350

Total liabilities	836,830,671	835,290,183

Commitments

Stockholders’ equity:
Series A convertible perpetual preferred stock, 9% non-cumulative, no par value, $8 liquidation value, 20,000,000 shares authorized; 1,509,100 shares issued and outstanding	11,943,515	11,943,515

Common stock, no par value, 50,000,000 shares authorized; 6,058,007 shares issued and outstanding	37,992,971	37,917,152
Retained earnings (accumulated deficit)	(35,007,328)	8,874,438
Accumulated other comprehensive loss	(3,139,897)	(1,805,838)

Total stockholders’ equity	11,789,261	56,929,267

	$848,619,932	892,219,450

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Operations
For the Three Months Ended June 30, 2009 and 2008
(unaudited)

	For the Three Months Ended
	June 30, 2009	June 30, 2008
Interest income:
Interest and fees on loans	$8,228,768	9,819,841
Interest on federal funds sold and interest-bearing funds in other banks	42,334	71,525
Interest on investment securities:
U.S. Government sponsored enterprises	433,854	617,750
State, county and municipal	616,511	776,016
Other	53,782	347,426
Total interest income	9,375,249	11,632,558
Interest expense:
Interest on deposits:
Demand	180,503	899,083
Savings	16,598	16,335
Time	4,763,557	4,568,673
Interest on FHLB and other borrowings	605,290	796,376
Total interest expense	5,565,948	6,280,467

Net interest income	3,809,301	5,352,091
Provision for loan losses	22,096,728	8,100,000
Net interest income (expense) after provision for loan losses	(18,287,427)	(2,747,909)
Other income:
Service charges on deposit accounts	1,315,781	1,534,394
Mortgage origination fees	68,134	53,865
Brokerage fees	110,091	123,346
ATM network fees	386,724	357,770
Gain (loss) on sales of securities available-for-sale	(7,253)	58,746
Total other-than-temporary impairment loss on held-to-maturity securities	(6,403,177)	—
Portion of loss recognized in other comprehensive loss	2,590,623	—
Net impairment loss on held-to-maturity securities (credit loss)	(3,812,554)	—
(Loss) gain on sale and write-down of foreclosed properties, net	(5,282,984)	108,977
Loss on settlement of swap	(691,000)	—
Miscellaneous	235,796	272,691
Total other (loss) income	(7,677,265)	2,509,789
Other expenses:
Salaries and employee benefits	3,101,747	3,578,258
Occupancy	886,768	1,025,214
Provision for off-balance sheet credit exposures	802,990	—
Expense on loans and foreclosed property	862,811	554,549
Federal deposit insurance expense	1,141,606	112,543
Other operating	1,583,070	1,651,396
Total other expenses	8,378,992	6,921,960

Loss before income taxes	(34,343,684)	(7,160,080)

Income tax (expense) benefit	(6,258,351)	2,865,947

Net loss	$(40,602,035)	(4,294,133)

Basic loss per share	$(6.70)	(0.71)
Diluted loss per share	$(6.70)	(0.71)
Dividends declared per share	$—	0.1050

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Comprehensive Loss
For the Three Months Ended June 30, 2009 and 2008
(unaudited)

	For the Three Months Ended
	June 30, 2009	June 30, 2008

Net loss	$(40,602,035)	(4,294,133)
Other comprehensive loss, net of tax:
Unrealized losses on investment securities available-for-sale:
Unrealized losses arising during the period	(742,514)	(2,121,602)
Associated income tax benefit	252,455	721,345
Reclassification adjustment for loss (gain) realized	7,253	(58,746)
Associated (tax benefit) taxes	(2,466)	19,974
Unrealized losses on investment securities held-to-maturity:
Unrealized losses arising during the period	(2,590,623)	—
Associated income tax benefit	880,812	—
Change in fair value of derivatives for cash flow hedges:
Increase in fair value of derivatives for cash flow hedges arising during the period	138,909	421,235
Associated taxes	(47,229)	(143,220)
Reclassification adjustment for loss realized	691,000	—
Associated tax benefit	(234,940)	—

Other comprehensive loss	(1,647,343)	(1,161,014)

Comprehensive loss	$(42,249,378)	(5,455,147)

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Operations
For the Six Months Ended June 30, 2009 and 2008
(unaudited)

	For the Six Months Ended
	June 30, 2009	June 30, 2008
Interest income:
Interest and fees on loans	$17,163,405	22,121,955
Interest on federal funds sold and interest-bearing funds in other banks	77,610	124,691
Interest on investment securities:
U.S. Government sponsored enterprises	890,268	1,282,521
State, county and municipal	1,219,574	1,533,076
Other	184,001	701,422
Total interest income	19,534,858	25,763,665
Interest expense:
Interest on deposits:
Demand	386,652	2,151,660
Savings	31,817	63,546
Time	9,734,853	9,307,794
Interest on FHLB and other borrowings	1,210,559	1,576,573
Total interest expense	11,363,881	13,099,573

Net interest income	8,170,977	12,664,092
Provision for loan losses	26,046,728	8,850,000
Net interest income (expense) after provision for loan losses	(17,875,751)	3,814,092
Other income:
Service charges on deposit accounts	2,603,843	3,073,657
Mortgage origination fees	136,795	170,912
Brokerage fees	243,076	234,551
ATM network fees	780,850	742,936
Gain on sales of securities available-for-sale	481,629	105,669
Total other-than-temporary impairment loss on held-to-maturity securities	(6,403,177)	—
Portion of loss recognized in other comprehensive loss	2,590,623	—
Net impairment loss on held-to-maturity securities (credit loss)	(3,812,554)	—
Loss on write-down of other investment	(79,114)	—
(Loss) gain on sale and write-down of foreclosed property, net	(6,800,096)	121,258
Loss on settlement of swap	(691,000)	—
Miscellaneous	316,882	495,487
Total other (loss) income	(6,819,689)	4,944,470
Other expenses:
Salaries and employee benefits	6,280,736	7,204,623
Occupancy	1,817,355	2,048,058
Provision for off-balance sheet credit exposures	802,990	—
Expense on loans and foreclosed property	1,406,213	847,617
Federal deposit insurance expense	1,291,633	132,531
Other operating	3,113,622	3,270,038
Total other expenses	14,712,549	13,502,867

Loss before income taxes	(39,407,989)	(4,744,305)
Income tax (expense) benefit	(4,205,158)	2,281,144

Net loss	$(43,613,147)	(2,463,161)

Basic loss per share	$(7.24)	(0.41)
Diluted loss earnings per share	$(7.24)	(0.41)
Dividends declared per share	$—	0.3150

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Comprehensive Loss
For the Six Months Ended June 30, 2009 and 2008
(unaudited)

	For the Six Months Ended
	June 30, 2009	June 30, 2008

Net loss	$(43,613,147)	(2,463,161)
Other comprehensive loss, net of tax:
Unrealized losses on investment securities available-for-sale:
Unrealized gains (losses) arising during the period	207,080	(1,671,996)
Associated income (taxes) tax benefit	(70,407)	568,479
Reclassification adjustment for gain realized	(481,629)	(105,669)
Associated taxes	163,754	35,927
Unrealized losses on investment securities held-to-maturity:		—
Unrealized losses arising during the period	(2,590,623)	—
Associated income tax benefit	880,812	—
Change in fair value of derivatives for cash flow hedges:
Increase (decrease) in fair value of derivatives for cash flow hedges arising during the period	152,870	(47,577)
Associated (taxes) tax benefit	(51,976)	16,176
Reclassification adjustment for loss realized	691,000	—
Associated tax benefit	(234,940)	—

Other comprehensive loss	(1,334,059)	(1,204,660)

Comprehensive loss	$(44,947,206)	(3,667,821)

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008
(unaudited)

	For the Six Months Ended
	June 30, 2009	June 30, 2008

Cash flows from operating activities:
Net loss	$(43,613,147)	(2,463,161)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation, amortization and accretion	933,470	920,612
Provision for loan losses	26,046,728	8,850,000
Provision for off-balance sheet credit exposures	802,990	—
Loss (gain) on sale or disposal of premises and equipment	5,154	(2,089)
Income from bank owned life insurance	(71,219)	(82,198)
Gain on sale of securities available-for-sale	(481,629)	(105,669)
Net impairment loss on held-to-maturity securities (credit loss)	3,812,554	—
Loss on write-down of other investment	79,114	—
Loss (gain) on sale or write-down of foreclosed property, net	6,800,096	(121,258)
Deferred income tax expense (benefit)	7,739,991	(3,242,875)
Stock-based employee compensation expense	78,300	98,000
Change in:
Other assets	264,855	(299,942)
Other liabilities	(2,719,838)	(1,494,691)
Net cash (used) provided by operating activities	(322,581)	2,056,729

Cash flows from investing activities:
Proceeds from the sale of securities available-for-sale	27,683,449	7,328,485
Proceeds from maturities of securities available-for-sale	6,347,871	6,934,784
Proceeds from maturities of securities held-to-maturity	—	427,211
Purchases of securities available-for-sale	(33,447,285)	(13,121,930)
Net change in loans	3,726,398	(17,959,559)
Purchases of premises and equipment	(118,211)	(452,837)
Proceeds from the sale of premises and equipment	—	3,778
Proceeds from sales of foreclosed property	2,976,698	2,226,215
Capital expenditures for foreclosed property	(57,080)	(421,631)
Net cash provided (used) by investing activities	7,111,840	(15,035,484)

Cash flows from financing activities:
Net change in deposits	3,457,336	35,360,207
Repayment of FHLB advances	—	(2,500,000)
Dividends paid on preferred stock	(268,619)	—
Dividends paid on common stock	—	(1,910,025)
Offering costs	(2,481)	(1,250)

Net cash provided by financing activities	3,186,236	30,948,932

Change in cash and cash equivalents	9,975,495	17,970,177

Cash and cash equivalents at beginning of period	75,350,985	25,845,340

Cash and cash equivalents at end of period	$85,326,480	43,815,517

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Cash Flows, continued
For the Six Months Ended June 30, 2009 and 2008
(unaudited)

	For the Six Months Ended
	June 30, 2009	June 30, 2008

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,778,105	14,140,568

Non-cash investing and financing activities:
Transfer of loans to foreclosed property	9,274,201	30,307,064
Loans to facilitate the sale of foreclosed property	3,365,469	9,486,328
Change in unrealized gains/losses on securities available-for-sale, net of tax	181,202	(1,173,259)
Change in unrealized gains/losses on securities held-to-maturity, net of tax	1,709,811	—
Change in fair value of derivatives for cash flow hedges, net of tax	556,954	(31,401)
Change in dividends payable	(84)	(1,883)

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Notes to Consolidated Financial Statements

(1)	Basis of Presentation

The consolidated financial statements include the accounts of WGNB Corp. (the “Company”) and its wholly-owned subsidiary, First National Bank of Georgia (the “Bank”). All significant inter-company accounts have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company’s financial position as of June 30, 2009, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2009 and 2008. The financial statements included herein should be read in conjunction with the consolidated financial statements, related notes thereto and the report of independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which included the results of operations for the years ended December 31, 2008, 2007 and 2006.

Certain reclassifications have been made in the prior year’s consolidated statements to conform to the presentation used in 2009.

(2)	Summary of Significant Accounting Policies

The Company’s significant accounting policies are outlined in the annual financial statements for the year ended December 31, 2008. The following is an additional new significant policy.

Events or Transactions Subsequent to the Balance Sheet Date

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 165, “Subsequent Events.” This new standard applies to interim and annual financial periods ending after June 15, 2009. The statement establishes principles setting forth the period after the balance sheet date during which management shall evaluate events and transactions that may occur for potential recognition or disclosure in the financial statements. For the purposes of this accounting standard, the Company has evaluated subsequent events through August 14, 2009, the date the financial statements were issued.

(3)	Loss per Share

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

No presentation for the periods ended June 30, 2009 and June 30, 2008 is set forth because inclusion of potential common shares in the diluted loss per share calculation for these periods would be anti-dilutive. Basic loss per share for the three months ended June 30, 2009 is computed as follows: ($40,602,035) divided by 6,058,007 shares. Basic loss per share for the six months ended June 30, 2009 is computed as follows: ($43,613,147) less dividends on preferred stock of $268,619 divided by 6,058,007 shares. Basic loss per share for the three months ended June 30, 2008 is computed as follows: ($4,294,133) divided by 6,057,594 shares. Basic loss per share for the six months ended June 30, 2008 is ($2,463,161) divided by 6,057,594. The Company had 238,004 and 238,916 of anti-dilutive options outstanding as of June 30, 2009 and 2008, respectively.

WGNB CORP.
Notes to Consolidated Financial Statements

(4)	Stock Compensation Plans

The Company accounts for its stock-based employee benefit plans in accordance with SFAS No. 123 (revised 2004) (“SFAS No. 123 (R)”), Share-Based Payment. SFAS No. 123 (R) addresses the accounting for share-based payment transactions in which the Company receives employee services in exchange for equity instruments of the Company. SFAS No. 123 (R) requires the Company to recognize as compensation expense the “grant date fair value” of stock options granted to employees in the statement of operations using the fair-value-based method.

The Company recognized $39,150 and $47,500 of stock-based employee compensation expense during the three months ended June 30, 2009 and 2008, respectively, and $78,300 and $98,000 of stock-based employee compensation during the six months ended June 30, 2009 and 2008, respectively, associated with its stock option grants. The Company is recognizing the compensation expense for stock option grants with graded vesting schedules on a straight-line basis over the requisite service period of the award as permitted by SFAS No. 123 (R). As of June 30, 2009, there was $390,238 of unrecognized compensation cost related to stock option grants. The cost is expected to be recognized over the remaining vesting period of five years.

The Company did not grant any options during 2009. The grant date fair value of each option granted during 2008 was $3.37. The fair value of each option is estimated on the date of grant using the Black-Scholes Model. The following weighted average assumptions were used for grants in 2008:

2008
Dividend yield	3.09%
Expected volatility	22%
Risk-free interest rate	3.50%
Expected term	6.5 years

(5)	Securities

Securities available-for-sale and held-to-maturity at June 30, 2009 and December 31, 2008 are summarized as follows:

Available-for-Sale	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$41,904,672	555,911	350,205	42,110,378
State, county and municipals	50,103,383	207,602	1,792,902	48,518,083
Corporate bonds	4,103,114	—	787,203	3,315,911

	$96,111,169	763,513	2,930,310	93,944,372

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$32,587,849	617,678	30,265	33,175,262
State, county and municipals	59,330,698	352,558	2,404,613	57,278,643
Corporate bonds	4,343,324	—	427,607	3,915,717

	$96,261,871	970,236	2,862,485	94,369,622

WGNB CORP.
Notes to Consolidated Financial Statements

(5)	Securities, continued

Held-to-Maturity	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Trust preferred securities	$3,820,503	—	2,590,623	1,229,880

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Trust preferred securities	$7,622,340	—	4,769,170	2,853,170

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at June 30, 2009, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Available-for-Sale	Amortized Cost	Estimated Fair Value
State, county and municipal and corporate bonds:
1 to 2 years	$511,447	500,430
2 to 5 years	4,605,876	4,002,584
5 to 10 years	5,794,302	5,854,626
After 10 years	43,294,872	41,476,354
Mortgage-backed securities	41,904,672	42,110,378

	$96,111,169	93,944,372

Held-to-Maturity

Trust preferred securities:
After 10 years	$3,820,503	1,229,880

The following is a summary of the fair values of securities that have unrealized losses as of June 30, 2009 and December 31, 2008:

	June 30, 2009
	Less Than 12 Months		12 Months or More
Available-for-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$20,817,446	350,205	—	—
State, county and municipals	19,002,995	348,275	17,480,979	1,444,627
Corporate bonds	—	—	3,315,943	787,203
	$39,820,441	698,480	20,796,922	2,231,830

	June 30, 2009
	Less Than 12 Months		12 Months or More
Held-to-Maturity	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Trust preferred securities	$—	—	1,229,880	2,590,623

WGNB CORP.
Notes to Consolidated Financial Statements

(5)	Securities, continued

	December 31, 2008
	Less Than 12 Months		12 Months or More
Available-for-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$2,218,159	30,265	—	—
State, county and municipals	33,952,227	1,951,073	3,834,658	453,540
Corporate bonds	3,915,717	427,607	—	—
	$40,086,103	2,408,945	3,834,658	453,540

	December 31, 2008
	Less Than 12 Months		12 Months or More
Held-to-Maturity	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Trust preferred securities	$2,853,170	4,769,170	—	—

At June 30, 2009, all unrealized losses in the investment securities portfolio related to debt securities. The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary. From the June 30, 2009 tables above, 13 securities out of 83 securities issued by mortgage-backed securities contained unrealized losses, 75 out of 109 securities issued by state and political subdivisions, 3 out of 3 securities issued by corporations and 15 out of 15 trust preferred securities contained unrealized losses. The Company held 3 non-agency mortgage-backed securities and 3 corporate bonds with an amortized cost of $4,103,114 and a fair value of $3,315,911 in the available-for-sale portfolio which were analyzed for other-than-temporary impairment based on expected cash flows and other market observable assumptions related to default rates, loss severities, financial condition of the issuer, underlying collateral and other data.  The Company determined that the securities were not other-than-temporarily impaired.  The remainder of the unrealized losses are considered temporary because of acceptable investment grades on each security and the repayment sources of principal and interest are largely government backed.  In addition, the Company has the ability and intent to hold these securities until the anticipated recovery of the remaining amortized cost basis.

During the quarter ended June 30, 2009, the Company determined that certain of its trust preferred securities classified as held-to-maturity were other-than-temporarily impaired.  This determination was based on the continued deterioration of the financial condition of the financial institutions that are participating in the trust preferred securities pools in which the Company invested as well as the period of time that these securities have been in an unrealized loss position.  The Company used cash flow analysis with defaulted issuers removed from future cash flows.  The issuers that have payments deferred were applied a recoverability probability based on capital status, level of non-performing assets, core profitability and other factors.  In addition, a forward default rate was projected.  The cash flows were discounted by historical accrual rates to determine the estimated credit loss on the securities which resulted in a total impairment charge recognized in the quarter ended June 30, 2009 of $3,812,554.  The remainder of the loss between the amortized cost and the fair value in the amount of $2,590,623 was recognized in other comprehensive loss during the quarter ended June 30, 2009. The Company has placed the trust preferred securities on non-accrual status and will include them in non-performing assets until such time as the actual cash flows are received.  The second quarter ended June 30, 2009 is the first period that other-than-temporary impairment has been recognized by the Company.

The projected cash flows used to analyze for other-than-temporary impairment are based on a number of assumptions and expectations that can vary significantly with changes in those estimates.   If conditions in the banking industry and general business and economic conditions deteriorate further, the fair value could decrease and the other-than-temporary loss may increase in future periods.  The Company has the ability and intent to hold the trust preferred securities until the anticipated recovery of the remaining cost basis.

Proceeds from sales of securities available-for-sale for the six months ended June 30, 2009 were $27,683,449 with gross gains of $541,598 and gross losses of $59,969.  Proceeds from sales of securities available-for-sale for the six months ended June 30, 2008 were $7,328,485 with gross gains of $105,669.

Investment securities with a fair value of approximately $76,940,466, and $92,431,000 as of June 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits, as required by law, for secured fed funds lines of credit and for other purposes.

(6)	Non-performing Assets

Non-performing assets consist of foreclosed property, non-accrual loans, loans 90 days past due still accruing and non-accrual trust preferred securities. The table below summarizes nonperforming assets:

	June 30, 2009	December 31, 2008
Foreclosed property	$41,986,672	45,797,654
Non-accrual loans	99,703,856	71,599,772
Loans 90 days past due still accruing	1,667,875	4,597,667
Trust preferred securities held-to-maturity	1,229,880	—
Total	$144,588,283	121,995,093

WGNB CORP.
Notes to Consolidated Financial Statements

(6)	Non-performing Assets, continued

Non-performing assets consist primarily of 34 residential real estate construction and development properties ranging in balance from $1 million to $8 million. All properties are being actively marketed for sale and management is continuously monitoring the properties for proper valuation. The trust preferred securities consist of 12 investments in pool issued and one single bank issued trust preferred security ranging in original balances of $250,000 to $1,500,000.

(7)	Net Deferred Tax Asset

In accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), we evaluate our deferred income taxes quarterly to determine if a valuation allowance is required or should be adjusted. SFAS No. 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified.

A valuation allowance of 100% has been established based on the “more likely than not” threshold for the Company’s net deferred income tax asset. The result was a charge to income tax provision in the amount of $19,001,751 in the second quarter of 2009. Our ability to realize our deferred tax asset depends on our ability to generate sufficient taxable income within the carryback or carryforward period provided for in the tax law for each applicable tax jurisdiction. We have considered the following possible sources of taxable income when assessing the realization of our deferred tax assets:

●	Future reversals of existing taxable temporary differences;
●	Future taxable income exclusive of reversing temporary differences and carryforwards;
●	Taxable income in prior carryback years; and
●	Tax planning strategies.

(8)	Junior Subordinated Debentures

The Company entered into junior subordinated debentures in connection with an acquisition in 2007. The debentures qualify as Tier I capital under risk-based capital guidelines subject to certain limitations. The debentures were issued June 15, 2007 in the amount of $10,825,000 at a floating rate of 90 day LIBOR plus 1.55% payable quarterly. The debentures are redeemable on a mandatory basis upon maturity in June 2037, but are callable by the Company in June 2012. The Company has deferred the interest payments on the debentures as of June 15, 2009. Under the provisions of the debentures, the Company has the right to defer interest payments by up to 20 quarters without an event of default. The Company was required to defer interest payments by its primary federal regulator.

(9)	Regulatory Matters

Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and Tier I capital to average assets. The amounts and ratios as defined in regulation are presented hereafter. The Company’s and Bank’s actual capital ratios and status as of June 30, 2009 are as follows:

	Tier I Capital Ratio	Total Capital Ratio	Leverage Ratio	Status
Minimum Ratio for Adequately Capitalized	4.00%	8.00%	4.00%
Minimum Ratio for Well Capitalized	6.00%	10.00%	5.00%

Company	3.00%	4.28%	2.37%	Significantly Undercapitalized
Bank	2.99%	4.26%	2.35%	Significantly Undercapitalized

WGNB CORP.
Notes to Consolidated Financial Statements

(9)	Regulatory Matters, continued

The Bank received a prompt corrective action letter from its primary regulator, the OCC. Due to the significantly undercapitalized status, the Bank is restricted in its ability to, among other things, make distributions, undertake expansion activities and grow assets. The Bank also must submit to its regulator an acceptable Capital Restoration Plan within a stated deadline. Undercapitalized banks are prohibited from accepting, renewing or rolling over brokered deposits and are restricted with respect to the effective yield they may offer on insured deposits.

Withdrawal of TARP Application

On October 28, 2008, the Company filed an application to participate in the Capital Purchase Program administered by the U. S. Department of the Treasury under the Troubled Asset Relief Program. Because of the regulatory actions of the Bank’s primary regulator that have taken place or may take place, as well as the changes in the Capital Purchase Program, the Company withdrew its application to participate in the Capital Purchase Program on August 12, 2009.

Written Agreement with the Federal Reserve Bank of Atlanta

On August 10, 2009, the Company entered into a Written Agreement with the Federal Reserve Bank of Atlanta (the “Federal Reserve”). The Written Agreement contains several provisions intended to increase the financial soundness of the Company so that the Company can serve as a source of financial strength to the Bank.

Under the terms of the Written Agreement, the Company has agreed to the following provisions (among others detailed in the Written Agreement):

● Refrain from paying dividends or receiving dividends from the Bank without the prior written approval of the Federal Reserve.
 ● Refrain from making payments of interest or principal on subordinated debt or trust preferred securities without the prior written approval of the Federal Reserve.
 ● Refrain from incurring, increasing or guaranteeing any debt without the prior written approval of the Federal Reserve.
 ● Refrain from redeeming any shares of its stock without the prior written approval of the Federal Reserve.
 ● Submit a written plan to maintain sufficient capital at the Company, on a consolidated basis, and at the Bank.
 ● Furnish quarterly progress reports.

(10)	Commitments

Derivative Instruments and Hedging Activities

The Company entered into an interest rate swap agreement in the total notional amount of $10,500,000 on December 4, 2007. The objective of the swap was to lock in a fixed rate as opposed to the contractual variable interest rate on the junior subordinated debentures described above. The Company received a variable rate of the 90 day LIBOR rate plus 1.55% and paid a fixed rate of 5.77%. In order to preserve cash, the Company elected to settle the swap June 17, 2009 for $691,000 and recorded it as a loss in the period in which it occurred in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company had designated the swap contract as a cash flow hedge and, accordingly, recorded the fair value of the derivative on its balance sheet prior to the settlement.

Lines of Credit

The Bank had a line of credit with the Federal Home Loan Bank of Atlanta (“FHLB”) in the amount of 20 percent of assets which was subject to available qualifying collateral at June 30, 2009. The FHLB advances are secured by the Bank’s stock in the FHLB, its qualifying 1-4 family first mortgage loans and qualified commercial loans. In addition, the FHLB accepts federal funds sold to the FHLB and certain investment securities as collateral. Advances on the FHLB line of credit are subject to available collateral and review of the Bank’s financial condition by the FHLB. At June 30, 2009 and December 31, 2008, the Bank had advances outstanding from the FHLB amounting to $52,000,000. The Bank pledged sufficient collateral at June 30, 2009 and December 31, 2008 for these borrowings.

In August 2009, the Bank received a notice from the FHLB that it had frozen our borrowing availability to the amount outstanding. Advances that mature may be renewed; however, no new advances may be obtained.

WGNB CORP.
Notes to Consolidated Financial Statements

(11)	Stockholders’ Equity

On June 16, 2009, the shareholders voted in favor of amending the Company’s Amended and Restated Articles of Incorporation, to increase the number of authorized shares of the Company’s common stock from 20,000,000 shares having no par value to 50,000,000 shares having no par value and to increase the number of authorized shares of the Company’s preferred stock from 10,000,000 shares having no par value to 20,000,000 shares having no par value.

(12)	Fair Value

Effective January 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which provides a framework for measuring fair value under generally accepted accounting principles. SFAS No. 157 applies to all financial instruments that are being measured and reported on a fair value basis.

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale, derivatives and certain deposits are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, foreclosed property and held-to-maturity securities. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

WGNB CORP.
Notes to Consolidated Financial Statements

(12)	Fair Value, continued

Securities Held-to-Maturity

The Company does not record securities held-to-maturity at fair value on a recurring basis. However, on a quarterly basis, a security is considered impaired if the loss is considered other than temporary under SFAS 115-2 Recognition and Presentation of Other than Temporary Impairments, (“SFAS No. 115-2”) dated April 9, 2009. Fair value measurement is based upon model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates and assumptions that market participants would use in pricing the security. Valuation techniques include the use of a discounted cash flow model based on reasonable assumptions to determine other- than-temporary impairment and fair value of the security. The Company records the impaired securities as nonrecurring Level 3.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, (“SFAS No. 114”). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2009, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less selling cost. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market prices, the Company records the foreclosed asset as nonrecurring Level 3.

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

WGNB CORP.
Notes to Consolidated Financial Statements

(12)	Fair Value, continued

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 aggregated by the level in the fair value hierarchy within which those measurements fall:

	Level 1	Level 2	Level 3	Balance at June 30, 2009
Securities available-for-sale	$—	93,944,372	—	93,944,372

	Level 1	Level 2	Level 3	Balance at December 31, 2008
Securities available-for-sale	$—	94,369,622	—	94,369,662
Derivative financial instruments–cash flow hedge	$—	(843,869)	—	(843,869)

WGNB CORP.
Notes to Consolidated Financial Statements

(12)	Fair Value, continued

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents the Company’s assets measured at fair value on a nonrecurring basis as of June 30, 2009 and December 31, 2008 by the level in the fair value hierarchy within which those measurements fall:

	Level 1	Level 2	Level 3	Balance at June 30, 2009
Loans	$—	92,455,565	—	92,455,565
Securities held-to-maturity	$—	—	1,229,880	1,229,880
Foreclosed Property	$—	41,986,672	—	41,986,672

	Level 1	Level 2	Level 3	Balance at December 31, 2008
Loans	$—	68,161,156	—	68,161,156
Foreclosed Property	$—	45,797,654	—	45,797,654

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

Securities

The fair values for investment securities are based on quoted market prices or by calculating the present value of expected cash flows using market observable inputs, analytical models and certain actual and estimated market information.

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

Federal Home Loan Bank Advances
The fair value of advances outstanding is based on the quoted value provided by the FHLB.

WGNB CORP.
Notes to Consolidated Financial Statements

(12)	Fair Value, continued

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

Fair value estimates are based on existing on and off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include deferred income taxes and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates. The carrying amount and estimated fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Assets:
Cash and cash equivalents	$85,326,480	85,326,480	75,350,985	75,350,985
Securities available-for-sale	$93,944,372	93,944,372	94,369,622	94,369,622
Securities held-to-maturity	$1,229,880	1,229,880	7,622,340	2,853,170
Loans, net	$583,374,103	592,312,858	618,922,150	626,375,582
Cash surrender value of life insurance	$3,874,229	3,874,229	3,803,010	3,803,010

Liabilities:
Deposits	$765,150,411	775,041,257	761,693,075	770,356,279
Federal Home Loan Bank advances	$52,000,000	54,640,186	52,000,000	55,640,862
Junior subordinated debentures	$10,825,000	10,825,000	10,825,000	10,825,000
Derivative instruments-cash flow hedge	$—	—	843,869	843,869

WGNB CORP.
Notes to Consolidated Financial Statements

(13)	Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter with earlier application prohibited. Management does not anticipate it will have a material effect on the Company’s consolidated financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with earlier application prohibited. This Statement must be applied to transfers occurring on or after the effective date. Management does not anticipate it will have a material effect on the Company’s consolidated financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes principles and requirements for subsequent events, setting forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS No. 165 did not have a material effect on the Company’s consolidated financial condition or results of operations.

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

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FASB Staff Position provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. This FASB Staff Position is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption being permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of FSP FAS 154-7 did not have a material effect on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FASB Staff Position amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements and does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FASB Staff Position is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption being permitted for periods ending after March 15, 2009. The Company adopted FSP 115-2 and FAS 124-2 during 2009 and has recognized an other-than-temporary impairment on its investment securities held-to-maturity.

WGNB CORP.
Notes to Consolidated Financial Statements

(13)	Recent Accounting Pronouncements, continued

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FASB Staff Position amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly-traded companies as well as in annual financial statements. It also amends APB No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FASB Staff Position is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption being permitted for periods ending after March 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material effect on its financial position or results of operations.

In January 2009, the FASB issued FSP No. 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. This FASB Staff Position amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FASB Staff Postion also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This FASB Staff Position is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP No. 99-20-1 did not have a material effect on the Company’s consolidated financial condition or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following analysis compares WGNB Corp.’s results of operations for the three- and six-month periods ended June 30, 2009 and 2008 and reviews the important factors affecting WGNB Corp.’s financial condition at June 30, 2009 compared to December 31, 2008. These comments should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes appearing elsewhere in this Report.

Cautionary Notice Regarding Forward-Looking Statements

          Certain of the statements made in this Report and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as oral statements made by WGNB Corp. (the “Company”) or its officers, directors or employees, may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based on management’s beliefs, current expectations, estimates and projections about the financial services industry, the economy and about the Company and the Bank in general. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions readers that the following important factors, among others, could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Report:

●
the effect of compliance, or failure to comply within stated deadlines, of the provisions of our formal agreement with our primary regulators, including failure to promptly remedy our current significantly undercapitalized status;

●	the success of our efforts to maintain adequate liquidity to meet the deposit and loan demands of our customers given diminishing sources of funds;

●
the effect of the current and anticipated deterioration in the housing market and the residential construction industry which may lead to increased loss severities and further worsening of delinquencies and non-performing assets in our loan portfolios;

●
the effect of the significant number of construction acquisition and development loans we have in our loan portfolios, which may pose more credit risk than other types of mortgage loans typically made by banking institutions due to the disruptions in credit and housing markets and be subject to decreasing value at reappraisal.

●	the effect of changes in the quality or composition of our loans or investment portfolios, including further impairment in our trust preferred investments;

●	the effect of changes in market factors that may affect the value of financial instruments which are “marked-to-market” periodically;

●	the effect of negative public opinion, or reputation risk, on earnings or capital raising efforts;

●	the effect of terrorist activities that result in loss of consumer confidence and economic disruptions;

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

●
the effect of changes in trade, monetary and fiscal policies, including governmental intervention in the U.S. financial system, as well as changes affecting financial institutions’ ability to lend and otherwise do business with consumers;

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

●	the possibility that we could be held responsible for environmental liabilities of properties acquired through foreclosure;

●	the effect of our inability to receive federal monies under the TARP on our efforts to raise needed capital;

●
the effect on operating income of increased operating expenses particularly due to increases in FDIC insurance rates and special assessments and expenses on non-performing loan and foreclosed property; and

●	the effect of our decision to withdraw our NASDAQ listing with respect to our Series A Preferred Stock and our common stock on the trading price of such stock .

          The Company cautions that the foregoing list of important factors is not exhaustive. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

Critical Accounting Policies

          The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. These significant accounting policies are described in the notes to the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “Notes”). Certain accounting policies involve significant judgments and assumptions by management which had a material impact on the carrying value of certain assets and liabilities; management considers these accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying value of assets and liabilities and the results of operations of the Company. All accounting policies are important, and all policies described in the Notes should be reviewed for a greater understanding of how the Company’s financial performance is recorded and reported.

          The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio. Calculation of the allowance for loan losses is a critical accounting estimate due to the significant judgment, assumptions and estimates related to the amount and timing of estimated losses, consideration of current and historical trends and the amount and timing of cash flows related to impaired loans. Please refer to the section of the Company’s Annual Report on 10-K for the year ended December 31, 2008 entitled “Balance Sheet Overview – Provision and Allowance for Possible Loan and Lease Losses” and Note 1 and Note 4 to the Notes for a detailed description of the Company’s estimation processes and methodology related to the allowance for loan losses.

Results of Operations

Overview

          The net loss for the six months ended June 30, 2009 was $43.6 million, or $7.24 per diluted share, an increase in loss of $41.2 million when compared to a net loss for the six months ended June 30, 2008 of $2.5 million, or $0.41 per diluted share. The net loss for the three months ended June 30, 2009 was $40.6 million, or $6.70 per diluted share, compared to a net loss of $4.3 million, or $0.71 per diluted share, for the three months ended June 30, 2008. The net loss, both year-to-date and quarter-to-date 2009, is primarily attributable to continued asset quality deterioration in the construction, acquisition and development loan portfolio, particularly with regard to the valuation of the Bank’s nonperforming assets which include nonaccrual loans, foreclosed property and, now, its trust preferred securities portfolio. In addition, the loss for the quarter and diminished capital position has caused management to determine that a valuation allowance is required on the Company’s deferred tax asset. The only portion of the deferred tax asset that remains is attributable to FAS No. 115 for the securities valuation recorded in other comprehensive income.

          As a result of unprecedented and difficult times, the regulatory capital level of the Bank and the Company has decreased significantly and our sources of funding have diminished. Currently, we are making all efforts to retain and increase our capital ratios and maintain liquidity. As part of those efforts, in June 2009, we exercised our rights under our junior subordinated debentures to defer the interest payments. Also, since early 2008, the Company has retained the services of investment bankers to explore all strategic opportunities, to raise capital and reduce non-performing assets. Additionally, we created a Contingency Funding Committee made up of independent directors and executive management. This group meets frequently, as needed, to review reports related to liquidity issues such as forecasted sources and uses of funds, loan pipelines, deposit and borrowing pricing and maturity and customer perception risk. Currently, the Bank is restricted by the FDIC from renewing brokered deposits, which resulted in close monitoring of liquidity. However, the expanded insurance coverage of customers’ deposits has been very beneficial in deposit retention. Our customer service representatives have been diligent in maximizing deposit insurance coverage for depositors. Finally, as discussed throughout this Report, we have made significant efforts to reduce controllable expenses by elimination of director and committee fees, reduction of salaries, benefits, workforce and other expenses.

          Property which is held as collateral for nonaccrual loans or has been foreclosed by the Bank is subject to periodic reappraisal. The property is comprised primarily of improved land developed for residential subdivisions, unimproved land for future residential and or commercial development and homes. During the second quarter and into July (which impacts valuations of property held at June 30, 2009), management has reassessed the carrying value of its property and determined that appraised values have decreased more than previously expected resulting in larger than anticipated charge-offs, write-downs and provision for loan loss. Our primary basis for valuations is current appraisals on the subject property, though in some instances, we extrapolated the value of property from current appraisals to properties of similar nature in order to reflect the current market conditions. Additionally, due to continued weakness in the banking sector, many banks have deferred or defaulted on their trust preferred debt. The Bank has invested in certain of these trust preferred securities and has recognized an “other-than-temporary” impairment of those investments. In addition, expenses associated with maintenance of foreclosed property and collection of impaired loans has continued to increase throughout 2009. The residential real estate market in the west Georgia area has been particularly hard hit by the sustained economic downturn that the southeastern region and the nation have been experiencing over the past eighteen to twenty-four months.

          Real estate values have declined significantly depending on a particular location or property type in our market area. In addition, the demand for the property has diminished such that borrowers unable to sell their property are depleting their financial resources to service both their debt and the development and marketing expenses of the residential real estate construction or development project. In many cases, the borrowers owe more than the property is now worth based on distressed pricing in the market that is being reflected in current appraisals. The deterioration of the collectability of construction and development loans has caused the Company to increase its loan loss provision, charge-off accrued interest on the impaired collateral dependent loans, place the loans on non-accruing status, incur collection costs (primarily legal costs) for the collection of loans, incur ownership costs (real estate taxes, property maintenance and insurance) of foreclosed property and incur additional write-downs on property value in the post-foreclosure valuation process. The value of properties held as collateral on impaired loans and foreclosed properties owned by the Bank are continually evaluated. We have experienced significant write-downs related to these properties in the second quarter of 2009 due to updated appraisals which reflect discounts for extended holding periods and foreclosure and distressed sales as price comparisons.

          The detrimental impact of non-performing assets may reduce earnings through the remainder of 2009 as the residential real estate downturn continues. The downturn may even be exacerbated as job losses increase and the national and local economies further weaken. We have maintained a loan review and problem loan identification and evaluation process as well as a foreclosed property and impaired loan management process. We may experience further write-downs if our borrowers’ financial condition continues to weaken by the carrying costs of residential real estate developments and as appraisals on foreclosed and collateral dependent loans decrease. There continues to be inherent risk in terms of the credit quality of our residential construction and development portfolio which may migrate to our consumer or commercial portfolios if economic conditions persist. The three most critical issues facing us are: (i) the length of time our borrowers can remain in operation and service their debt given little or no sales volume; (ii) the extent real estate values further decline during any period of loan workout, through foreclosure and eventual sale; and (iii) the impact that associated charge-offs and expenses to carry the real estate will have on our earnings and capital.

          During the second quarter, the Company recorded a loan loss provision of $22.1 million, a valuation allowance on our deferred tax asset of $19.0 million, a write-down or loss on sale of foreclosed property in the amount of $5.3 million, and a net impairment loss on held-to-maturity securities for “other-than-temporary” impairment of $3.8 million for potential credit loss. The Company recorded a provision for off-balance sheet exposure on unfunded commitments and stand-by letters of credit in the amount of $862 thousand. None of the foregoing items required the outlay of cash and, therefore, did not impact our liquidity position. The Company also experienced a loss associated with settlement of the Company’s swap in the amount of $691 thousand. The preceding items total $51.8 million recorded in the second quarter of 2009.

          Management and our Board remain concerned about the remainder of 2009 in terms of real estate values and their impact on capital levels. Many of the Company’s foreclosed properties and collateral on non-performing loans must be evaluated quarterly for their fair values with a formal appraisal done at least annually. If current trends continue, as the properties are re-appraised, the values may be lower than previous appraisals. We believe our valuation process has, to date, yielded accurate market values based on our recent sales efforts, appraisal review and other market intelligence. Improved property, for example a lot with a residence, has a more determinable value since sales for comparison purposes are typically more recent. Developed or undeveloped lots, in contrast, require more judgment on the part of appraisers and management as the excess supply of residential lots, fewer sales for comparative purposes and more frequent distressed sales of these types of properties make valuation more difficult.

          The rising cost of deposit insurance is a concern of management for the remainder of 2009. Our deposit insurance expense for the three months ended June 30, 2009 was $1.1 million which reflects an increased cost of ten times the amount for the same period in 2008. Because of the level of non-performing assets and the current negative status of the Bank, we are assessed at a higher rate than banks with less non-performing assets. In addition, we were required to accrue for a special assessment of deposit insurance in the amount of $416 thousand that is due on September 30, 2009. This additional assessment was levied on all banks at the same percentage of total assets.

          Non-performing assets totaled $144.6 million, or 22.3 percent of total loans including foreclosed property and the book value of trust preferred securities as of June 30, 2009, compared to $88.3 million, or 13.0 percent of total loans including foreclosed property, as of June 30, 2008 and $122.0 million, or 18.0 percent of total loans including foreclosed property, as of December 31, 2008. The $144.6 million in non-performing assets was comprised primarily of 34 loan relationships ranging in outstanding balances from $1 million to $8 million. The residential real estate construction and development portfolio, not including impaired and non-accrual loans, was $70.2 million as of June 30, 2009, compared to $89.5 million as of June 30, 2008. This performing residential real estate construction and development portfolio is comprised of nine loan relationships ranging in balance from $1 million to $4 million. The remainder of the balance in performing residential real estate construction and development loans are comprised of loans less than $1 million. The trust preferred securities consist of 12 investments in pooled and one single bank issued trust preferred security ranging in original balances of $250,000 to $1,500,000.

          During the first quarter of 2009, we saw some evidence that conditions may be improving in the residential real estate market. However, in the second quarter of 2009, whatever demand for property that had built, decreased somewhat as consumers and investors anticipate further decline in real estate values as foreclosures persist. Through the first six months of 2009, we have closed on $7.3 million of foreclosed property at a loss of $1 million. As of June 30, 2009, 11 properties totaling approximately $1.2 million of foreclosed properties were under contract for a contract price of $1.3 million. The increase in non-performing loans also slowed in the first quarter of 2009. However, non-performing assets increased by $21.2 million, or 16.9 percent, from March 31, 2009 to June 30, 2009. The increase in the second quarter of 2009 of non-performing loans was primarily attributable to eight construction, acquisition and development loan relationships and the addition of trust preferred securities to non-accrual status. Our problem loans have related to the same loan relationships we have been monitoring over the past twelve to twenty-four months as they have migrated from classified loans, to impaired non-performing loans and, ultimately, to foreclosed property.

          We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable year in which those temporary differences are expected to be recovered or settled. As of June 30, 2009, we determined that net deferred tax assets of $19.0 million were totally impaired. This impairment resulted primarily because of the second quarter loss attributable to deterioration in credit and asset quality. Since we have not been able to raise capital in the current economic environment, there is not enough positive evidence that we will generate future taxable income sufficient to offset the net operating loss carryforward amount and the temporary differences between book and tax accounting that result in tax deductions.

          We were hopeful that the Economic Stimulus Package being debated by the U. S. Congress in the fourth quarter of 2008 which contained a provision to extend the carryback period for net operating losses from two to five years would be of significant benefit to the Company. This provision would have resulted in $8.3 million in recovery of income taxes previously paid. The final version of the stimulus package signed by President Obama restricted the change in carryback period to those companies with less than $15 million in annual revenue thereby restricting our ability to carryback losses to two years. The U.S. Congress may consider additional stimulus and reconsider the tax carryback provision. This would be a significant benefit to our tax position and capital level.

          Net interest income in the first six months of 2009 decreased $4.5 million, or 35.5 percent, from the same period in 2008. The net interest margin for the first six months of 2009 was 2.35 percent, compared to 3.35 percent for the first six months of 2008. The net interest margin has been impacted by the elevated level of non-performing assets and the increased amount of liquidity that has been retained on the balance sheet. Net interest income for the three months ended June 30, 2009 was $1.5 million, or 28.8 percent, less than net interest income for the second quarter ended June 30, 2008.

          Total non-interest income decreased $11.8 million, comparing the first six months of 2009 to 2008. Total non-interest income decreased $10.2 million, comparing the three months ended June 30, 2009 and 2008. The decrease in non-interest income for the six month period was primarily attributable to a loss on write-down of foreclosed property in the amount of $6.8 million and an “other-than-temporary” impairment charge on trust preferred securities in the amount of $3.8 million.

          Total non-interest expense increased $1.2 million, or 9.0 percent, comparing the six months ended June 30, 2009 with that of 2008. Likewise, total non-interest expense for the second quarter of 2009 increased by $1.5 million, or 21.1 percent, compared to the second quarter of 2008. We have separately stated expense on loans and foreclosed property in order to emphasize further the impact that non-performing loans and foreclosed property had on the loss of the Company. Expense on loans and foreclosed property includes fees for updated appraisals on impaired loans and foreclosed properties, legal expenses incurred during loan workouts and eventual foreclosure, closing costs on the sale of loans, past due real estate taxes on foreclosed property, insurance on foreclosed property and maintenance and other holding costs on properties owned. For the six months ended June 30, 2009, expense on loans and foreclosed property was $1.4 million compared to $848 thousand in the same period ended June 30, 2008. Expense on loans and foreclosed property for the second quarter of 2009 was $863 thousand compared to $555 thousand for the second quarter of 2008.

          We separately stated FDIC insurance expense, which has not been significant to the Bank’s operations in the past. However, our results for the second quarter of 2009 included $726 thousand for our quarterly assessment and $416 thousand for a special assessment of FDIC insurance for a total of $1.1 million. This compares to FDIC insurance expense in the second quarter of 2008 in the amount of $113 thousand. We also separately reported in our 2009 results of operations the provision for off-balance sheet credit exposures in the amount of $803 thousand for comparability purposes since this is not an expense that the Bank has incurred in the past.

          Salaries and employee benefits decreased by $924 thousand, or 12.8 percent, comparing the six months ended June 30, 2009 to the six months ended June 30, 2008. Management and the Board are attempting to reduce expenses and have closed branches as well as reduced staff, salaries and benefits. Management will continue to explore cost cutting measures with the intent of maximizing operating income outside of credit related charges to the Company’s net income. Occupancy expense has also decreased due to cost cutting measures. Occupancy expense for the six months ended June 30, 2009 decreased by $231 thousand, or 11.3 percent, when compared to the same period in 2008. Other operating expense decreased by $156 thousand, or 4.8 percent, comparing the six months ended June 30, 2009 and 2008.

Net Interest Income

          Net interest income decreased by $4.5 million, or 35.5 percent, from the first six months of 2008 to the first six months of 2009. Total interest income for the six months ended June 30, 2009 decreased by $6.2 million, or 24.2 percent, while total interest expense decreased by $1.7 million, or 13.3 percent. Net interest income for the quarterly period ended June 30, 2009 decreased by $1.5 million, or 28.8 percent, when compared to the second quarter of 2008. Generally, the same trends and issues relating to our net interest income results hold true for both the six and three month periods. The decrease in net interest income from the first half of 2008 to the first half of 2009 was most impacted by the level of non-performing assets and liquidity (defined as cash and cash equivalents). The average balance of non-performing loans and foreclosed property increased from $38.6 million and $17.7 million, respectively, through the first half of 2008 to $74.9 million and $47.6 million, respectively, through the first half of 2009. The average balance of interest-bearing liquidity was $10.2 million through June 30, 2008 compared to $61.8 million through June 30, 2009. The total increase in average balance of non-performing assets and liquidity was $117.8 million, which means the Bank needed to carry $117.8 million more deposits at a weighted average cost of 2.75 percent to fund non-performing assets and low yielding liquidity. Stated differently, the Bank incurred an estimated $1.6 million ($117.8 million x 2.75 percent / 2) of interest expense on deposits to carry non-performing assets and increased liquidity. Non-performing assets have no yield and our liquid balances had an average yield of approximately 25 basis points in the first half of 2009 compared to 245 basis points in the same period of 2008. Our goal is to reduce non-performing assets for the remainder of 2009. This can be achieved by selling non-performing assets and reducing higher cost deposits such as certificates of deposit as they mature.

          The net interest margin was also negatively impacted by the increase in non-performing assets and liquidity. The net interest margin for the first half of 2008 was 3.35 percent compared to 2.23 percent for the first half of 2009, a decrease of 112 basis points. The compression in the net interest margin was not only caused by the increase in non-performing assets and liquidity but by other factors as well. Certain of our adjustable rate loans and deposits, for example, are tied to short-term interest rates such as the prime rate and the federal target discount rate. Many of our adjustable rate loans and deposits have adjusted downward in response to the decline in short term interest rates. However, many certificates of deposit will be maturing and re-pricing at much lower rates in the coming quarters. Our forward interest rate risk analysis indicates that the cost of funds will be decreasing in the near term, because of the re-pricing of certificates of deposit to lower market rates and the reduction of certificates of deposit as a ratio of total deposits.

          The Bank is more asset-sensitive in 2009 than it has historically been. That is, more assets, as a total, re-priced than deposits. As market interest rates approach zero, demand deposit rates tend to “bottom out” at near zero. However, asset yields had decreased more in the first half of 2009 than did our demand deposit rates. We have placed interest rate floors on many of our loans which will be advantageous to the Bank’s interest income and net interest margin as our cost of funds decreases. Over the next two quarters, we believe the contraction of the net interest margin should reverse somewhat as we attempt to decrease non-performing assets and certificates of deposit are reduced and/or re-priced. The year-to-date average yield on assets was 5.12 percent through June 30, 2009, compared to 6.62 percent for the same period in 2008. The most dramatic yield reduction came in the yield on liquid funds. In 2008, the yield on federal funds averaged 2.45 percent. In 2009, the yield on federal funds and cash in other banks was 0.25 percent.

          The Company has experienced a dramatic decrease in its net interest income and net interest margin over the past 24 months. As described in previous filings, the Company’s sensitivity to interest rate risk is relatively low. The reduction of net interest income and the net interest margin are almost entirely due to the increase in non-performing assets and higher liquidity retained on the balance sheet. The increase in non-performing assets impacts net interest income in two primary ways: (i) the charge-off of previously accrued interest on impaired loans is recorded as a reduction of interest income on loans; and (ii) the increase in non-performing assets and liquidity creates a drag on the net interest margin because the Company is utilizing interest–bearing deposits to fund non-performing assets and liquidity carried on the balance sheet. The weighted average yield on construction loans includes the average balance of non-accrual loans which reduces the overall yield on that portfolio.

          The average cost of funds for the six month period ended June 30, 2009 decreased 48 basis points from the same period in 2008. The weighted average cost of demand deposit accounts (including noninterest-bearing demand deposits) decreased by 113 basis points, from 1.43 percent in the first six months of 2008 to 0.30 percent for the same period in 2009. Likewise, the weighted average cost of time deposits decreased 64 basis points from 4.67 percent for the six months ended June 30, 2008 to 4.03 percent for the same period of 2009. The weighted average cost of time deposits will continue to decrease as market rates remain low because, as time deposits mature, they will re-price downward to reflect the current rate environment.

          The average balance of demand deposits as a percentage of total funding liabilities declined from 39.0 percent for the six month period ended June 30, 2008 to 34.0 percent for the same period in 2009. The average balance of time deposits as a percentage of total funding liabilities increased from 50.2 percent for the six month period ended June 30, 2008 to 58.5 percent for the same period in 2009. As the mix of deposits changes to a higher percentage of time deposits rather than more rate sensitive transaction accounts, an extension of the time for repricing occurs.  However, the cost of time deposit accounts is greater than demand deposit accounts. As the percentage of time deposits grows, the cost of funds will generally be higher.

Non-Interest Income

          Total non-interest income for the first six months of 2009 decreased $11.8 million, when compared to the first six months of 2008. Comparing the second quarter of 2009 to the second quarter of 2008, total non-interest income decreased by $10.2 million. Most of the decrease in non-interest income between the six month periods was attributable to a loss on sale or write-down of foreclosed property in the amount of $6.8 million ($5.3 million for the second quarter alone), and a net impairment loss on held-to-maturity securities attributable to “other-than-temporary” impairment of trust preferred securities in the amount of $3.8 million which occurred in the second quarter of 2009. In order to preserve cash, the Company chose to settle its interest rate swap position on its junior subordinated debentures which resulted in a loss on the settlement of $691 thousand which occurred in the second quarter of 2009.

          As described elsewhere in this Report, management must evaluate the fair value of its assets on an ongoing basis. As valuation relates to loans and foreclosed property, management performs evaluations on appraisals. In addition, management takes into consideration observable market data as we market our properties. The valuation of property becomes more difficult to evaluate when there have been few sales or distressed sales and there is uncertainty regarding estimating the amount of time that it will take to sell the property. During June and July of both 2008 and 2009, management ordered and received a higher number of updated appraisals on foreclosed property and non-performing loans which have become collateral dependent. During 2009, the appraisals came in at values much less than anticipated, which resulted in a write down of property in the amount of $4.4 million in the second quarter of 2009 and added to $1.4 million in first quarter 2009 write-downs to result in $5.8 million of write-downs for the first half of 2009. The loss on sale of foreclosed property was $897 thousand in the second quarter of 2009 and a total of $960 thousand for the six months ended June 30, 2009.

          Since 1999, the Bank has held a small portfolio (1 percent of assets) of trust preferred securities in its held-to-maturity securities. The trust preferred securities are investments in trust preferred pools that lent money to banks in all regions of the country. The trust preferred securities were purchased under the Bank’s loan policy rather than under its investment policy. For many years, the securities performed very well, but as the economy faltered and real estate values declined, the banks in the pools began to defer and default on the debt. As of June 30, 2009, the Bank owned trust preferred securities with an amortized cost of $7.7 million. The Bank’s intent was to hold these securities until maturity (as long as thirty years).

          There are recent Financial and Accounting Standards Board (“FASB”) staff position white papers: No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, dated April 9, 2009 and FASB staff position No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, dated January 12, 2009, both of which gave management guidance with regard to impairment of the trust preferred securities. Based on cash flow and credit analysis, management determined that the securities were credit loss impaired in the amount of $3.8 million and recorded a net impairment loss in the second quarter of 2009. The remainder of the loss, which was unrelated to credit loss, was recorded in other comprehensive income. Management intends to analyze the securities for further impairment on at least a quarterly basis.

          The Company entered into an interest rate swap on December 4, 2007 that had a maturity date of June 15, 2012. The objective of the swap was to lock in a fixed rate as opposed to the contractual variable interest rate on our junior subordinated debenture. The interest rate swap contract has a notional amount of $10,500,000 and was hedging the variable rate on the junior subordinated debenture. As a result of the swap contract, the Company received a variable rate of the 90 day LIBOR rate plus 1.55% and paid a fixed rate of 5.77%. In June 2009, due to the outlook for low rates, the Company determined it would be to its advantage to settle the swap agreement for $691 thousand which was recognized as a loss as of the settlement date. The Company holds no other derivative securities or hedging transactions on its balance sheet as of June 30, 2009.

          Service charge income decreased by $470 thousand, or 15.3 percent, when comparing the six months ended June 30, 2009 to the same period in 2008. Comparing the second quarter of 2008 to the second quarter of 2009, service charge income decreased by $219 thousand, or 14.3 percent. The decrease for both periods was the result of less overdraft charges on deposit accounts. This trend is counterintuitive since one would expect that, as the economy weakens, overdraft charges on deposit accounts would increase or at least remain consistent. Despite an increase in the number of demand deposit accounts, overdraft fees have decreased both on a year-to-date and quarter-over-quarter basis. We can only conclude that our customers are changing their overdraft habits in order to conserve their money. All other service charge income has remained relatively stable.

          Mortgage fee income increased by $14 thousand, or 26.5 percent, from the second quarter of 2008 to the second quarter of 2009. Comparing the six months ended June 30, 2008 to the same period in 2009, however, mortgage fee income has actually decreased by $34 thousand, or 20 percent. Again, the decrease in mortgage origination volume is counterintuitive. With mortgage rates at a historical low, one would expect that the demand for refinancing and home purchases would be greater. On the contrary, increased unemployment, increased underwriting standards and the lack of a stabilized value in residential real estate have all contributed to a diminished demand for mortgages. If values in the residential real estate market are able to stabilize, we expect that the demand for mortgage loans will increase. In March of 2009, applications increased after two consecutive quarters of very low volume. But as underwriting standards have increased and appraisals have decreased, fewer applicants are qualifying for mortgages.

          Brokerage fees decreased by $13 thousand comparing the second quarter ended June 30, 2009 to the same period in 2008. Comparing the six months ended June 30, 2009 to the six months ended June 30, 2008, brokerage fees increased by $9 thousand, or 3.6 percent. Despite having a good first quarter with regard to brokerage activities, our second quarter 2009 brokerage fee income decreased. The stock market experienced a first quarter rally led by financial and commodity stocks. However, in the second quarter, the market decreased and trading volume decreased. This, again, is reflective of the changing economic times. Because the equity markets are highly volatile, investors tend to shy away from participating in the stock market which, in turn, translates into lower brokerage fees for the Bank.

          ATM network fees increased by $29 thousand, or 8.1 percent, when comparing the second quarter of 2009 to second quarter of 2008. The increase in ATM network fees for the six month periods of 2009 and 2008 was $38 thousand, or 5.1 percent. The increase in ATM network fees is ordinary in nature based on increased volume.

          The Company recorded a gain on the sale of securities available-for-sale in the net amount of $489 thousand in the first quarter of 2009 and a loss of $7 thousand in the second quarter of 2009 resulting in a net gain of $482 thousand for the six months ended June 30, 2009. During the first quarter of 2008, the Company recognized a gain in the amount of $47 thousand and a second quarter 2008 gain in the amount of $59 thousand. We consider these gains non-recurring in nature. The sale of securities in 2009 was part of a strategy to reposition the investment portfolio away from non-taxable municipal securities into taxable investments. The Company is not receiving a current tax benefit from its non-taxable municipal securities because it is not generating taxable income. In instances where we could increase the yield on the investment security, we sold municipal securities and reinvested the proceeds in taxable mortgage-backed securities and municipal securities to generate taxable income to offset taxable losses. Because of the increase in the bond market over the past three months, the sales generated a larger than historic gain. During the first six months of 2008, in contrast, management sold several shorter term bonds and recognized a small gain. The proceeds of the sale were re-invested in longer term bonds to take advantage of the steepening yield curve that had developed over the first half of 2008.

Non-Interest Expense

          When comparing total non-interest expense for the three month periods ended June 30, 2009 with the same period of 2008, we experienced an increase of $1.5 million, or 21.1 percent. The increase in non-interest expense for the six month periods ended June 30, 2009 and 2008 amounted to $1.2 million, or 9.0 percent. The most significant increase in expense occurred in the second quarter of 2009 and was attributable to FDIC insurance expense and a provision for off-balance sheet credit exposure.

          The increase in FDIC insurance expense on a second quarter-over-quarter basis was $1.0 million, or 914.4 percent. Comparing the first six months of 2009 with the same period in 2008, FDIC insurance expense increased $1.3 million, or 874.6 percent. The increase in FDIC insurance expense is attributable to an increase in rate due to the decreased regulatory rating of the Bank, the expansion of coverage of deposits and a special assessment which was levied on all banks to replenish the insurance fund after the failures of banks in 2007, 2008 and 2009. The second quarter 2009 expense for FDIC insurance was $1.1 million which compares to the second quarter 2008 expense of $113 thousand. The special assessment was $417 thousand which is payable September 30, 2009, but must be expensed by institutions in the second quarter of 2009.

          The Company performs an analysis of its unfunded commitments and its standby letters of credit on a quarterly basis to determine whether certain of those instruments present potential liability to the Bank if the counterparty required performance and our borrower was unable to repay the unfunded commitment or perform under the standby letter of credit. After the second quarter analysis, management estimated potential losses of $681 thousand on unfunded commitments and $122 thousand on standby letters of credit for which the Company could become liable to the counterparty because the borrower may not have the ability to perform its obligations under its obligation to the Bank.

          Expense on loans and foreclosed property has also significantly increased on both a quarter-over-quarter and year-to- date basis comparing 2009 and 2008. The increase in expense on loans and foreclosed property comparing the second quarter of 2009 and 2008 was $308 thousand, or 55.6 percent. An increase in expense on loans and foreclosed property comparing the six months ended June 30, 2009 to the same period in 2008 was $559 thousand, or 65.9 percent. Expense on loans and foreclosed property has become a significant operating expense for the Company. In late 2007 and early 2008, the Bank began an aggressive collection process on its construction and development loan portfolio. This process caused the Bank to incur expenses for such items as collection of debt, past due and current property tax bills, insurance, maintenance, utilities, environmental protection and marketing costs on foreclosed property. The number and amount of foreclosed properties was higher as of June 30, 2009 than at June 30, 2008 ($42.0 million compared to $29.5 million, respectively). As a result of the increased number of properties owned, property tax, maintenance, insurance, utilities and environmental protection expenses increased.

          There has been a significant change in the management of non-interest expense. We have responded to the increase in non-performing assets, the write-down in values of assets and increased expenses such as FDIC insurance and expense on loans and foreclosed property by implementing cost-saving measures such as reducing staff, employee benefits and other expenses. In total, management has reduced expenses such that we estimate a cost savings for 2009 of approximately $2.0 million to $2.5 million from that reported in 2008. We do expect that expense on loans and foreclosed property will increase in 2009 compared to 2008 based on the increase to date in the amount of impaired loans and foreclosed property since the first part of 2008. Additionally, FDIC insurance expense will continue to be very high for the foreseeable future.

          Comparing the second quarter of 2009 to the second quarter of 2008, salaries and employee benefits expense decreased by $477 thousand, or 13.3 percent. When comparing the six months year-to-date 2009 with the same period in 2008, salaries and employee benefits expense decreased by $924 thousand, or 12.8 percent. As of June 30, 2008, the Bank had 270 full time equivalent employees compared to 237 full time equivalent employees at June 30, 2009, a reduction of 33 full time equivalent employees, or 12.2 percent. Salary expense decreased by $605 thousand, or 11.0 percent, and benefits expense decreased by $318 thousand, or 18.8 percent, from the first half of 2008 to the same period in 2009. The reduction in salaries was directly attributable to reduction in full time equivalent employees. Virtually all departments and branches were affected by staff reduction. The Bank closed its loan production office branch in Coweta County in the fourth quarter of 2008 and its two Banco de Progreso Branches in Coweta and Carroll Counties in the first quarter of 2009. The decrease in employee benefits came primarily from the reduction in the Company’s 401(k) match from (up to) six percent of an employee’s salary to one percent and no bonus accruals in 2009.

          The following measures were taken to reduce salary and benefits expense: reduction in the full time equivalent employee count by at least 10 percent; cessation of bonuses and increases in salary for 2009; reduction of the 401(k) match from six percent to one percent; and utilization of greater efficiencies in departmental and customer service operations. The Board of Directors reduced their director fees two times in the last fifteen months and, as of May 2009, no longer receives director fees. The Board is also meeting more frequently than in the past in order to manage the Bank’s current financial condition. In addition, Board committee members are not being compensated for their meetings. Management’s goal was to reduce salary and benefits expense by $2.5 million, for a savings of 17 to 20 percent in 2009 from salary and benefits expense realized in 2008. Management will implement further reductions in salary and benefit costs and additional branch closings throughout the remainder of 2009.

          Occupancy expenses for the second quarter ended June 30, 2009 decreased $138 thousand, or 13.5 percent, from the same period in 2008. The decrease in occupancy expense for the six months ended June 30, 2009 was $231 thousand, or 11.3 percent. The decrease in occupancy expense for the first six months of 2009 was primarily attributable to decreased depreciation expense ($106 thousand), decreased maintenance and repairs on bank equipment and premises ($92 thousand) and decreased telephone expense ($38 thousand). The reduction in depreciation expense was the result of closing branches and reducing fixed asset purchases.

          For the first six months of 2009, other operating expenses decreased $156 thousand, or 4.8 percent, from the same period in 2008. Comparing the three months ended June 30, 2009 and 2008, the decrease was $68 thousand, or 4.1 percent. Again, management is attempting to reduce expenses wherever possible. The decrease in other operating expenses would be greater, but the Bank’s regulatory examination expense has increased $104 thousand, or 104.8 percent, and professional fees which include Sarbanes Oxley compliance and increased audit requirements have increased $129 thousand, or 41.1 percent, comparing the six months ended June 30, 2009 to 2008. Almost every line item in other operating expense has been reduced to some degree. The largest decrease in expenses has been directors fees ($92 thousand, or 38.4 percent), office supplies ($61 thousand, or 30.8 percent), check printing ($45 thousand, or 44.4 percent), meals and entertainment, education and conference and travel expense ($68 thousand, or 67.5 percent) and advertising and contributions expense ($90 thousand, or 43.7 percent).

Income Taxes

          The calculation of our income tax expense requires significant judgment and use of estimates. We periodically assess tax positions based on current tax developments, including enacted statutory, judicial and regulatory guidance. In analyzing our overall tax position, consideration is given to the amount and timing of recognizing income tax liabilities and benefits. In applying the tax and accounting guidance to the facts and circumstances, income tax balances are adjusted appropriately through the income tax provision. Reserves for income tax uncertainties and impairment of deferred tax assets are maintained at levels we believe are adequate and appropriate to absorb.

          As stated elsewhere in this Report, the Company recognized a total impairment of its deferred tax benefit resulting in tax expense for the first six months of 2009 in the amount of $4.2 million, compared to a tax benefit in the amount of $2.3 million for the same period in 2008.

Provision and Allowance for Loan Losses

          The adequacy of the allowance for loan losses is determined through management’s informed judgment concerning the amount of risk inherent in the Bank’s loan portfolio. This judgment is based on such factors as the change in levels of non-performing and past due loans, historical loan loss experience, borrowers’ financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions. Management has taken an aggressive approach to identification and recognition of potential problem loans. Recent losses in the loan portfolio have a negative impact on historical loan loss rates used for reserve purposes. These factors, along with increased specific reserves and charges against the allowance for loan losses, have significantly increased the provision requirement. In addition, management is attempting to recognize impairment of a loan and to continue to analyze and evaluate current market values for collateral on impaired loans during their holding period. While uncertainty prevails in assessing loan quality and collateral valuations, a formal allowance for loan loss adequacy test is performed quarterly and updates are performed each month end. Specific amounts of loss are estimated on problem loans and historical loss percentages are applied to the balance of the portfolio using certain portfolio stratifications. Additionally, the evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions, regulatory examination results, and the existence of loan concentrations.

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

          The allowance for loan losses at June 30, 2009 was $21.4 million, or 3.54 percent of total loans, compared to $17.4 million, or 2.67 percent of loans, at June 30, 2008 and $11.2 million, or 1.78 percent of total loans, at December 31, 2008. Management believes that the allowance for loan losses is adequate to absorb risk of loss identified in the loan portfolio as of June 30, 2009. Changes in the allowance for loan losses for the six month period ended June 30, 2009 compared to June 30, 2008 are as follows:

Allowance for Loan Loss	For the Six Months Ended June 30,
	2009	2008
Balance at beginning of period	$11,239,767	12,422,428
Charge-offs:
Commercial, financial and agricultural	2,046,718	60,883
Real estate – construction	12,005,877	3,706,671
Real estate – mortgage	1,381,579	267,299
Consumer loans	555,039	161,260
Total charge-offs	15,989,213	4,196,113
Recoveries:
Commercial, financial and agricultural	2,413	11,698
Real estate – construction	38,806	199,641
Real estate – mortgage	41,658	1,904
Consumer loans	39,785	77,763
Total recoveries	122,662	291,006
Net charge-offs	(15,866,551)	(3,905,107)
Provision for loan losses	26,046,728	8,850,000
Balance at end of period	$21,419,944	17,367,321

Ratio of net charge-offs recoveries during the period to average loans outstanding	2.55%	.59%

Ratio of allowance to total loans	3.54%	2.67%

          The Company recognized net charge-offs on a portion of several impaired loans in the amount of $3.1 million in the first quarter of 2009 compared to $12.8 million in the second quarter of 2009. In analyzing the impaired and potentially impaired loans, management recognized the need to assign specific reserves or charge-off loans since the ultimate collectability would likely be dependent on the collateral securing the loans rather than the ability of the borrower to repay or the income on the property. Management obtained updated appraisals on the properties which collateralize the loans to determine the amount of charge-off that it believed was necessary. Management also identified additional potentially impaired loans as of June 30, 2009 and determined that additional charge-offs, specific reserves and increased loan loss provision were needed as a result. Management intends to adequately provide for potential loan loss in the portfolio.

          The rapidness with which the overall residential real estate market deteriorated affected borrowers who were not typically past due. Management feels that downward pressure on real estate values will continue to have a significant impact on the amount of charge-offs and provision for loan loss that is recognized over the remainder of 2009 and into 2010. We continue to receive updated appraisals on properties and assess whether the appraised values will be sustained or whether additional charge-offs will be necessary. Management’s policy is to charge-off loans to the extent that they exceed the fair value less costs to sell the property.

          In many cases, it may be in the best interest of the Company to discount a property to reduce its holding period. As this becomes necessary, the Company could experience further write-downs. In any case, it is management’s and the Board’s goal to maximize the amount that the Company will ultimately realize while minimizing a property’s holding period. We are making judgments on individual properties to strike a balance between holding the property until values stabilize or selling the property and converting it to an earning asset. We also desire to mitigate the expense, ownership exposure and interest carry of holding a property.

Non-Performing Assets and Past Due Loans

          Non-performing assets at June 30, 2009 were $144.6 million, or 22.3 percent of total loans plus foreclosed property and trust preferred securities, compared to $122.0 million, or 18.0 percent of total loans plus foreclosed property, at December 31, 2008 and $88.3 million, or 13.0 percent of total loans plus foreclosed property, at June 30, 2008. The levels of non-performing loans and foreclosed property are at a historic high for the Company. The primary cause of the increase in non-performing asset levels is the decline in the residential real estate market in the metro-Atlanta area. Over the past five years, our market area has become more connected with the growth of metro-Atlanta. Residential real estate growth became a leading industry in our market. Over those five years, residential construction and development loans averaged 33 percent of our loan portfolio.

          In recognition of the potential impact of a downturn, in 2004 management began to raise the credit standards for construction acquisition and development borrowers. Management was, however, surprised by both the suddenness and the severity with which the downturn came in the last half of 2007, particularly in the west Georgia area. Many in the market did not realize the impact that subprime mortgage lending had on the absorption rate of home sales in the market area. When subprime lenders began to experience credit quality problems and increased interest rates in the adjustable subprime market, that type of lending ceased. Further, as homes that were built to meet both the subprime and conforming mortgage demand came to market, not only had the subprime demand decreased sharply, but homes which were subject to subprime lending began emerging back on the market in foreclosure. This trend continued at an increasing rate through the second quarter of 2009. The downturn was further impacted by a steady increase in unemployment that continues to plague both the national, regional and local economies.

          The excess supply of homes and developed residential lots has had a negative impact on our residential construction and development borrowers and the values of their properties. These borrowers continue to experience much longer than expected sales time and, therefore, a much higher than expected holding period and expense of carrying the homes or residential lots. As time has passed, many of these borrowers have been paying the interest and ownership expenses on the properties, but have exhausted their financial capacity to continue to hold the property. This is further exacerbated by the decline in real estate values over the period. Thus, we have been experiencing an increased number of past due loans which has led to impairment of the loans and, at an increasing rate, foreclosure for some borrowers. In addition, some borrowers may file for protection under bankruptcy laws which can further lengthen the collection period of the loan. Approximately 70 percent of the total amount of non-performing assets as of June 30, 2009 was made up of 34 loan relationships with original balances of $1 million to $8 million per relationship.

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

          Management’s most critical priority remains disposing of and maximizing the net realizable value of the non-performing assets. In the first six months of 2009, the special assets management group of the Bank closed on 47 contracts on properties in the total amount of approximately $6.4 million, for an average of approximately 78.9 percent of the original loan amount. Management considers multiple avenues to reduce non-performing assets. The holding period of non-performing assets must be minimized as these assets bear a cost to carry for us in interest expense, maintenance, insurance and real estate tax expense. We believe that the ultimate outcome of this cycle of economic downturn is the largest uncertainty management faces over the next twelve months. We believe we are, however, in a market area that has high historical and projected population and income growth potential.

          Management also performs quarterly impairment analysis on its investment security portfolio which includes both its available-for-sale and its held-to-maturity portfolios. Management analyzes estimated cash flows we expect to receive based on, what we believe are reasonable assumptions and discount those cash flows to capture the credit related impairment of the instruments. As discussed elsewhere in this Report, management determined that certain trust preferred securities we hold were impaired. As a result, management recognized a write-down due to “other-than-temporary impairment” in the amount of $3.8 million during the quarter ended June 30, 2009. Additionally management determined, although it will ultimately receive the net present value of the future cash flow, that it would cease to accrue estimated interest on the balance of the securities until such time as the cash flows are actually received.

Financial Condition

Overview

          Total assets were $848.6 million at June 30, 2009, a decrease of $43.6 million, or 4.9 percent, from December 31, 2008. Cash and cash equivalents at June 30, 2009 increased by $10.0 million, or 13.2 percent, from December 31, 2008. Total loans decreased by 25.7 million, or 4.1 percent, in the first six months of 2009. During the same period, total deposits grew by $3.5 million, or 0.5 percent. As of June 30, 2009, the Bank had $47.9 million in federal funds sold and $13.4 million in interest bearing funds in other banks. Management is seeking to maintain more than historical liquidity on the balance sheet in response to the credit downturn and liquidity risk in our market. Our priority is to maintain a safe and sound liquidity position to meet the credit and deposit needs of our customers. We intend to safely decrease the Bank’s balance sheet while maintaining sufficient liquidity.

Assets and Funding

          At June 30, 2009, earning assets totaled $669.5 million, a decrease of $57.8 million, or 16.7 percent, from December 31, 2008. As stated elsewhere, the largest change in the earning assets mix was attributable to non-performing assets and cash and cash equivalents. The cash equivalents were earning between 10 basis points and 25 basis points through June 30, 2009. Management intends to remain more liquid than historically for the remainder of 2009. Uncertainty continues to prevail in the banking industry and we want our customers to be confident that their deposits are accessible when they need them.

          At June 30, 2009, interest-bearing liabilities increased $3.1 million, or less than 1 percent, when compared to December 31, 2008 and increased $12.8 million, or 1.7 percent, when compared to June 30, 2008. Non-interest bearing demand accounts remained flat, interest-bearing demand and savings accounts decreased by $8.4 million, or 3.9 percent, and total time deposits increased by $11.5 million, or 2.4 percent, comparing June 30, 2009 to December 31, 2008. At June 30, 2009, deposits represented 91.8 percent and Federal Home Loan Bank advances and the junior subordinated debentures represented 8.2 percent of interest-bearing liabilities, respectively, compared to 91.7 percent and 8.3 percent, respectively, as of December 31, 2008.

          Major classifications of loans at June 30, 2009 and December 31, 2008 are summarized as follows:

Loans	June 30, 2009	December 31, 2008
Commercial, financial and agricultural	$60,932,063	64,433,643
Real Estate – mortgage	360,782,264	349,612,461
Real Estate – construction	154,285,897	182,877,720
Consumer	29,830,090	34,575,962
Total	605,830,314	631,499,786

Unearned interest	(1,036,267)	(1,337,869)
Allowance for loan losses	(21,419,944)	(11,239,767)
Net Loans	$583 374,103	618,922,150

Liquidity

          Net cash used by operating activities totaled $323 thousand for the six months ended June 30, 2009. Net cash provided by investing activities totaled $7.1 million, which consisted primarily of $3.7 million of cash received in paying off of loans and $3.0 million of net proceeds from sales of foreclosed property. Net cash provided by financing activities totaled $3.2 million for the six months ended June 30, 2009, which primarily consisted of a $3.5 million increase in deposits. The net increase in cash and cash equivalents for the period ended June 30, 2009 was $10.0 million.

          We manage our liquidity to ensure adequate cash for deposit withdrawals, credit commitments and repayments of borrowed funds. Liquidity needs are met through loan repayments, cash flows received from pay downs on mortgage-backed securities, net interest and fee income and the sale or maturity of existing assets. In addition, liquidity is continuously provided through the acquisition of new deposits, the renewal of maturing deposits and external borrowings. Management regularly monitors deposit flow and evaluates alternate pricing structures to retain and grow deposits as needed. Historically, to the extent needed, traditional local deposit funding sources are supplemented by the use of FHLB borrowings, brokered deposits and other wholesale deposit sources outside our immediate market area. The Bank’s ability to use brokered deposits is currently restricted and we recently received notice from the FHLB that it had frozen our borrowing availability to the amount outstanding. Advances that mature may be renewed; however, no new advances may be obtained. See Note 9 to the Consolidated Financial Statements included in this Report.

          We consider management of liquidity of utmost importance during this time of uncertainty in terms of forward earnings and capital levels. We must maintain a liquid position to meet the needs of our customer base and believe we have built up our liquidity to a level that exceeds our current needs. A Contingency Funding Committee comprised of independent directors and executive management meets frequently to measure its liquidity position in relation to headline risk and current cash flow trends. The banking industry has come under significant scrutiny due to government funding through the Emergency Economic Stabilization Act of 2008 and TARP. The Company has endured adverse publicity due to our increasing levels of nonperforming assets and significant drop in stock price. At the request of the Federal Reserve Bank of Atlanta, we recently entered into a formal agreement which prohibits us from receiving dividends from the Bank or declaring or paying dividends to our shareholders without the prior written approval of the Federal Reserve. We also withdrew our application to participate in TARP funding as a result of this and other regulatory actions affecting the Bank. Given the current volatility and disruptions in the capital markets, our ability to access alternative liquidity sources is much more difficult than we have experienced in the past.

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

          The minimum ratio of total risk-based capital to risk-adjusted assets is 8%, of which 4% must be Tier 1 capital. Our total risk-based capital ratio was 4.28% at June 30, 2009. Our Tier 1 risk-based capital ratio was 3.00% at June 30, 2009.

          In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. Those guidelines provide for a minimum leverage ratio of 3% for financial institutions that meet certain criteria, including that they maintain the highest regulatory rating. All other financial institutions are required to maintain a leverage ratio of 4%. Our leverage ratio was 2.37% at June 30, 2009.

          The Federal Deposit Insurance Corporation Improvement Act established minimum capital requirements for all depository institutions and imposes significant restrictions on the operations of a bank that is not at least adequately capitalized. A depository institution’s capital tier will depend upon where its capital levels are in relation to various other capital measures that include a risk-based capital measure, a leverage ratio capital measure and other factors. Under regulations adopted, for an institution to be “well capitalized,” it must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage ratio of at least 5%. Also, the institution may not be subject to any specific capital order or directive. Banks that are not “well capitalized” can be subject to higher rates for FDIC insurance and other restrictions and limitations.

          As of June 30, 2009, the most recent notification from the OCC and Federal Reserve categorized the Bank and the Company as significantly undercapitalized by the regulatory framework for prompt corrective action. The Bank received an action letter from its primary regulator, the OCC, detailing corrective actions that must be taken as a result of this recently determined capital status. Management is in the process of complying with the requirements. If the regulatory capital requirements are not met and/or maintained, additional regulatory actions may be taken against the Bank. See Note 9 to the Consolidated Financial Statements included in this Report.

Off Balance Sheet Risks

          Through the operations of the Bank, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time. The commitments are subject to compliance with loan terms and conditions. At June 30, 2009, the Bank had issued commitments to extend credit of $15.1 million through arrangements, $10.7 million available on home equity lines, $29.4 million on other credit lines and additional commitments through standby letters of credit of $9.0 million. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment and commercial and residential real estate. The Company manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

          Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The Company has little or no risk related to trading accounts, commodities or foreign exchanges.

          Interest rate risk, which encompasses price risk, is the exposure of a banking organization’s financial condition and earnings ability to adverse movements in interest rates. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2008, which reflected changes in market prices and rates, can be found in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2008 under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Asset/Liability Management.”

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

          There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

          Our Board of Directors announced the suspension of the common stock dividend on July 11, 2008. Consequently, no dividends were paid on our common stock during the second quarter of 2009. During the second quarter of 2009, the Board of Directors announced the suspension of the cash dividends on our Series A Preferred Stock. The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements. The terms of our Series A Preferred Stock also prohibit us from paying dividends on our common stock unless dividends on our Series A Preferred Stock are paid for the applicable quarterly period. We are also currently prohibited from paying dividends because the Company has deferred payment of interest under its outstanding junior subordinated debt and is subject to limitations imposed by the Federal Reserve Bank of Atlanta and the Office of the Comptroller of the Currency.

Item 3.	Defaults Upon Senior Securities

          Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

          The Company held its 2009 Annual Meeting of Shareholders on June 16, 2009. The shareholders were asked to consider and approve proposals: (1) to elect five Class III directors to serve on our Board of Directors until the 2012 Annual Meeting of Shareholders and (2) to amend WGNB Corp.’s Amended and Restated Articles of Incorporation, to: (a) increase the number of authorized shares of WGNB Corp.’s common stock from 20,000,000 shares having no par value to 50,000,000 shares having no par value; and (b) increase the number of authorized shares of WGNB Corp.’s preferred stock from 10,000,000 shares having no par value to 20,000,000 shares having no par value.

          As to proposal 1, the shareholders were asked to elect Grady W. Cole, H. B. “Rocky” Lipham, III, Mary M. Covington, Gelon E. Wasdin and William W. Stone to serve as Class III directors on the Company’s Board of Directors, each for a three-year term. The following votes were cast for and against the election of these Class III directors: Mr. Cole: 4,719,346 for / 37,316 withheld; Mr. Lipham: 4,690,689 for / 66,019 withheld; Ms. Covington: 4,717,602 for / 39,106 withheld; Mr. Wasdin 4,716,646 for / 40,062 withheld and Mr. Stone: 4,719,822 for / 36,886 withheld. There were 792,776 broker non-votes. The following persons also continue to serve as directors: Wanda W. Calhoun, L. Richard Plunkett, Donald C. Rhodes and Thomas T. Richards (all Class I directors); and W. Thomas Green, Jr., Randall F. Eaves, Loy M. Howard, R. David Perry and J. Thomas Vance (all Class II directors).

          As to proposal 2, the amendment to WGNB Corp.’s Amended and Restated Articles of Incorporation was approved with 3,593,285 votes in favor (representing 59.3 percent of the total outstanding shares authorized to vote as of the record date of April 30, 2009), 98,216 against, 94,921 withheld and 768,490 broker non votes.

Item 5.	Other Information

          On May 20, 2009, we reported our Board’s decision to voluntarily delist our Series A Preferred Stock from the NASDAQ Capital Market which was listed under NASDAQ under the ticker, “WGNA” (and is now traded on the Pink Sheets under the ticker “WGNAP.PK”). On August 11, 2009, our Board made a similar decision to voluntarily delist our common stock from the NASDAQ Capital Market which trades under the ticker, “WGNB”. The decisions to delist both classes of our securities were made after considering the substantial fees involved to maintain these listings, as well as the closely held nature of the ownership and the lack of trading. Particularly with respect to our common stock, the decision to delist has been reached as part of the Company’s overall strategy to conserve resources and improve cost-effectiveness as the benefits of maintaining a Nasdaq listing for this stock have declined over time. The average monthly trading volume of our common stock on NASDAQ for the last twelve months was approximately 3,208 shares, which is less than 0.053% of the Company`s outstanding shares of common stock. Considering the limited trading volume and low trading prices on NASDAQ, the Company has concluded a listing on NASDAQ does not justify the expense and administrative burden associated with maintaining such listing. Following the delisting, the Company anticipates that its common stock will be quoted on the OTC Bulletin Board and/or the Pink Sheets, a centralized electronic quotation service for over-the-counter securities, so long as market makers demonstrate an interest in trading in the Company`s common stock. However, the Company can give no assurance that trading in its common stock will continue on the Pink Sheets or on any other securities exchange or quotation medium.

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

3.5	Fourth Articles of Amendment to Amended and Restated Articles of Incorporation

3.6	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Form 10-SB)

4.1	See exhibits 3.1 through 3.6 for provisions of Company’s Articles of Incorporation and Bylaws Defining the Rights of Shareholders

4.2	Specimen certificate representing shares of Common Stock (Incorporated by reference to Exhibit 4.2 to the Form 10-SB)

4.3
Specimen certificate representing shares of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1 (Registration No. 333-151820) filed June 20, 2008)

4.4	Amended and Restated Trust Agreement dated July 2, 2007 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 6, 2007 (the “July 2007 Form 8-K”)

4.5	Indenture, dated July 2, 2007, by and between WGNB Corp. and Wilmington Trust Company (Incorporated by reference to Exhibit 4.2 to the July 2007 Form 8-K)

4.6	Guarantee Agreement, dated July 2, 2007, by and between WGNB Corp. and Wilmington Trust Company (Incorporated by reference to Exhibit 4.3 to the July 2007 Form 8-K)

4.7	WGNB Corp. Direct Stock Purchase and Dividend Reinvestment Plan (Incorporated by reference to Form S-3 filed May 20, 2008 as amended November 6, 2008)

10.1	Written Agreement between WGNB Corp. and the Federal Reserve Bank of Atlanta dated August 10, 2009

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2009

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

3.5	Fourth Articles of Amendment to Amended and Restated Articles of Incorporation

3.6	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Form 10-SB)

4.1	See exhibits 3.1 through 3.6 for provisions of Company’s Articles of Incorporation and Bylaws Defining the Rights of Shareholders

4.2	Specimen certificate representing shares of Common Stock (Incorporated by reference to Exhibit 4.2 to the Form 10-SB)

4.3
Specimen certificate representing shares of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1 (Registration No. 333-151820) filed June 20, 2008)

4.4	Amended and Restated Trust Agreement dated July 2, 2007 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 6, 2007 (the “July 2007 Form 8-K”)

4.5	Indenture, dated July 2, 2007, by and between WGNB Corp. and Wilmington Trust Company (Incorporated by reference to Exhibit 4.2 to the July 2007 Form 8-K)

4.6	Guarantee Agreement, dated July 2, 2007, by and between WGNB Corp. and Wilmington Trust Company (Incorporated by reference to Exhibit 4.3 to the July 2007 Form 8-K)

4.7	WGNB Corp. Direct Stock Purchase and Dividend Reinvestment Plan (Incorporated by reference to Form S-3 filed May 20, 2008 as amended November 6, 2008)

10.1	Written Agreement between WGNB Corp. and the Federal Reserve Bank of Atlanta dated August 10, 2009

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002