Form 10-Q
period 2009-09-30
WGNB CORP
filed 2009-11-06
CIK 1115568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number: 000-30805

WGNB CORP.
(Exact name of registrant as specified in its charter)

Georgia	58-1640130
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 5, 2009

Common Stock, no par value	6,058,007

WGNB CORP.

Part I – Financial Information

Item 1.      Financial Statements

The unaudited financial statements of WGNB Corp. (the “Company”) are set forth on the following pages.  All adjustments have been made which, in the opinion of management, are necessary in order to make the financial statements not misleading.

WGNB CORP.
Consolidated Balance Sheets
As of September 30, 2009 and December 31, 2008

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)
Assets
Cash and due from banks	$18,519,118	16,936,965
Interest – bearing funds in other banks	17,444,778	12,574,624
Federal funds sold	54,240,265	45,839,396
Cash and cash equivalents	90,204,161	75,350,985

Securities available-for-sale	95,390,451	94,369,622
Securities held-to-maturity, estimated fair value for September 30, 2009 of $420,222 and December 31, 2008 of $2,853,170	420,222	7,622,340
Loans, net	568,088,615	618,922,150
Premises and equipment, net	15,989,859	17,016,363
Accrued interest receivable	2,860,908	3,573,092
Cash surrender value of life insurance	3,908,650	3,803,010
Intangibles assets, net	4,446,950	4,877,300
Foreclosed property	42,416,999	45,797,654
Deferred tax asset	41,268	7,574,933
Income tax receivable	2,806,310	3,076,252
Other assets	6,334,819	10,235,749

	$832,909,212	892,219,450
Liabilities and Stockholders’ Equity
Deposits:
Demand	$63,679,743	66,296,298
Interest bearing demand	162,336,768	194,241,342
Savings	19,766,594	18,653,924
Time	258,168,102	222,457,656
Time, over $100,000	253,787,803	260,043,855

Total deposits	757,739,010	761,693,075

Federal Home Loan Bank advances	52,000,000	52,000,000
Junior subordinated debentures	10,825,000	10,825,000
Accrued interest payable	2,375,431	2,847,758
Other liabilities	6,405,968	7,924,350

Total liabilities	829,345,409	835,290,183
Commitments
Stockholders’ equity:
Series A convertible perpetual preferred stock, 9% non-cumulative, no par value, $8 liquidation value, 20,000,000 and 10,000,000 shares authorized as of September 30, 2009 and December 31, 2008, respectively; 1,509,100 shares issued and outstanding	11,943,515	11,943,515

Common stock, no par value, 50,000,000 and 20,000,000 shares authorized as of September 30, 2009 and December 31, 2008, respectively; 6,058,007 shares issued and outstanding	38,032,121	37,917,152
Retained earnings (accumulated deficit)	(46,331,744)	8,874,438
Accumulated other comprehensive loss	(80,089)	(1,805,838)

Total stockholders’ equity	3,563,803	56,929,267

	$832,909,212	892,219,450

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Operations
For the Three Months Ended September 30, 2009 and 2008
(unaudited)

	For the Three Months Ended
	September 30, 2009	September 30, 2008
Interest income:
Interest and fees on loans	$7,948,201	10,087,039
Interest on federal funds sold and interest-bearing funds in other banks	34,863	124,160
Interest on investment securities:
U.S. Government sponsored enterprises	488,726	575,074
State, county and municipal	552,029	713,114
Other	52,232	302,706
Total interest income	9,076,051	11,802,093
Interest expense:
Interest on deposits:
Demand	157,235	846,986
Savings	16,632	16,487
Time	4,462,630	4,758,019
Interest on FHLB and other borrowings	559,158	704,453
Total interest expense	5,195,655	6,325,945
Net interest income	3,880,396	5,476,148
Provision for loan losses	4,657,086	1,400,000
Net interest (expense) income after provision for loan losses	(776,690)	4,076,148
Other income:
Service charges on deposit accounts	1,407,666	1,646,143
Mortgage origination fees	30,517	74,600
Brokerage fees	161,977	107,457
ATM network fees	389,737	364,252
Loss on settlement of securities sold under repurchase agreements	-	(683,361)
Gain on sales of securities available-for-sale	205,628	329,398
Other-than-temporary impairment loss on available-for-sale securities	(11,917)	-
Other-than-temporary impairment loss on held-to-maturity securities arising during the period	(882,550)	-
Loss previously recognized in other comprehensive loss	(1,379,464)	-
Total impairment loss on held-to-maturity securities - credit loss	(2,262,014)	-
Loss on sale and write-down of foreclosed properties	(2,520,431)	(1,136,167)
Miscellaneous	258,867	239,119
Total other (loss) income	(2,339,970)	941,441
Other expenses:
Salaries and employee benefits	2,940,352	3,583,713
Occupancy	878,159	950,323
Expense on loans and foreclosed property	299,372	296,927
Federal deposit insurance expense	2,267,042	196,641
Other operating	1,822,831	1,787,423
Total other expenses	8,207,756	6,815,027

Loss before income taxes	(11,324,416)	(1,797,438)
Income tax benefit	-	942,286
Net loss	$(11,324,416)	(855,152)
Basic loss per share	$(1.87)	(0.14)
Diluted loss per share	$(1.87)	(0.14)

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Comprehensive Loss
For the Three Months Ended September 30, 2009 and 2008
(unaudited)

	For the Three Months Ended
	September 30, 2009	September 30, 2008

Net loss	$(11,324,416)	(855,152)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment
securities available-for-sale:
Unrealized gains (losses) arising during the period	3,517,336	(462,917)
Associated income (taxes) tax benefit	(1,195,894)	157,392
Reclassification adjustment for net gain realized	(193,711)	(329,398)
Associated taxes	65,862	111,995
Unrealized losses on investment securities held-to-maturity:
Unrealized losses arising during the period	(949,566)	-
Associated income tax benefit	322,852	-
Reclassification adjustment for loss realized	2,262,014	-
Associated tax benefit	(769,085)	-
Change in fair value of derivatives for cash flow hedges:
Decrease in fair value of derivatives for cash flow hedges
arising during the period	-	(104,580)
Associated tax benefit	-	35,557

Other comprehensive income (loss)	3,059,808	(591,951)

Comprehensive loss	$(8,264,608)	(1,447,103)

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Operations
For the Nine Months Ended September 30, 2009 and 2008
(unaudited)

	For the Nine Months Ended
	September 30, 2009	September 30, 2008
Interest income:
Interest and fees on loans	$25,111,605	32,208,994
Interest on federal funds sold and interest-bearing funds in other banks	112,474	248,851
Interest on investment securities:
U.S. Government sponsored enterprises	1,378,994	1,857,595
State, county and municipal	1,771,603	2,246,190
Other	311,540	1,004,128
Total interest income	28,686,216	37,565,758
Interest expense:
Interest on deposits:
Demand	543,887	2,998,646
Savings	48,448	80,033
Time	14,197,483	14,065,813
Interest on FHLB and other borrowings	1,769,717	2,281,026
Total interest expense	16,559,535	19,425,518
Net interest income	12,126,681	18,140,240
Provision for loan losses	30,703,814	10,250,000
Net interest (expense) income after provision for loan losses	(18,577,133)	7,890,240
Other income:
Service charges on deposit accounts	4,011,509	4,719,800
Mortgage origination fees	167,311	245,511
Brokerage fees	405,053	342,008
ATM network fees	1,136,628	1,107,187
Loss on settlement of securities sold under repurchase agreements	-	(683,361)
Gain on sales of securities available-for-sale	687,257	435,067
Other-than-temporary impairment loss on available-for-sale securities	(11,917)	-
Total other-than-temporary impairment loss on held-to-maturity securities	(7,285,727)	-
Portion of loss recognized in other comprehensive loss	1,211,159	-
Net impairment loss on held-to-maturity securities - credit loss	(6,074,568)	-
Loss on write-down of other investment	(79,114)	-
Loss on sale and write-down of foreclosed properties	(9,320,527)	(1,014,909)
Loss on settlement of swap	(691,000)	-
Miscellaneous	534,402	734,608
Total other (loss) income	(9,234,966)	5,885,911
Other expenses:
Salaries and employee benefits	9,221,089	10,788,336
Occupancy	2,695,514	2,998,381
Provision for off-balance sheet credit exposures	802,990	-
Expense on loans and foreclosed property	1,705,585	1,144,543
Federal deposit insurance expense	3,558,675	329,172
Other operating	4,936,452	5,057,462
Total other expenses	22,920,305	20,317,894
Loss before income taxes	(50,732,404)	(6,541,743)
Income tax (expense) benefit	(4,205,158)	3,223,430
Net loss	$(54,937,562)	(3,318,313)

Basic loss per share	$(9.11)	(0.55)
Diluted loss earnings per share	$(9.11)	(0.55)
Dividends declared per share	$-	0.3150

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Comprehensive Loss
For the Nine Months Ended September 30, 2009 and 2008
(unaudited)

	For the Nine Months Ended
	September 30, 2009	September 30, 2008

Net loss	$(54,937,562)	(3,318,313)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment
securities available-for-sale:
Unrealized gains (losses) arising during the period	3,724,415	(2,134,914)
Associated income (taxes) tax benefit	(1,266,301)	725,871
Reclassification adjustment for net gain realized	(675,340)	(435,067)
Associated taxes	229,616	147,923
Unrealized losses on investment securities held-to-maturity:
Unrealized losses arising during the period	(7,352,742)	-
Associated income tax benefit	2,499,932	-
Reclassification adjustment for loss realized	6,074,568	-
Associated tax benefit	(2,065,353)	-
Change in fair value of derivatives for cash flow hedges:
Increase (decrease) in fair value of derivatives for cash flow hedges
arising during the period	152,870	(152,158)
Associated (taxes) tax benefit	(51,976)	51,734
Reclassification adjustment for loss realized	691,000	-
Associated tax benefit	(234,940)	-

Other comprehensive income (loss)	1,725,749	(1,796,611)

Comprehensive loss	$(53,211,813)	(5,114,924)

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008
(unaudited)

	For the Nine Months Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net loss	$(54,937,562)	(3,318,313)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation, amortization and accretion	1,418,877	1,404,489
Provision for loan losses	30,703,814	10,250,000
Provision for off-balance sheet credit exposures	802,990	-
Loss (gain) on sale or disposal of premises and equipment	38,493	(2,556)
Income from bank owned life insurance	(105,640)	(123,239)
Gain on sale of securities available-for-sale	(687,257)	(435,067)
Other-than-temporary impairment loss on available-for-sale securities	11,917	-
Net impairment loss on held-to-maturity securities - credit loss	6,074,568	-
Loss on write-down of other investment	79,114	-
Loss on sale and write-down of foreclosed properties	9,320,527	1,014,909
Change in income tax receivable	1,387,911	-
Deferred income tax expense (benefit)	7,533,665	(3,043,968)
Stock-based employee compensation expense	117,450	136,250
Change in:
Other assets	3,297,988	1,265,223
Other liabilities	(2,793,699)	(1,786,739)
Net cash provided by operating activities	2,263,156	5,360,989

Cash flows from investing activities:
Proceeds from the sale of securities available-for-sale	46,343,926	28,531,192
Proceeds from maturities of securities available-for-sale	8,586,151	9,100,307
Proceeds from maturities of securities held-to-maturity	-	439,896
Purchases of securities available-for-sale	(52,388,134)	(13,318,622)
Net change in loans	9,216,246	(23,614,417)
Purchases of premises and equipment	(117,323)	(492,665)
Proceeds from the sale of premises and equipment	-	3,778
Proceeds from sales of foreclosed property	5,238,163	4,284,855
Capital expenditures for foreclosed property	(63,843)	(566,156)
Net cash provided by investing activities	16,815,186	4,368,168

Cash flows from financing activities:
Net change in deposits	(3,954,065)	29,962,335
Repayment of FHLB advances	-	(2,500,000)
Repayment of securities sold under repurchase	-	(20,000,000)
Proceeds from issuance of preferred stock	-	10,100,264
Dividends paid on preferred stock	(268,620)	-
Dividends paid on common stock	-	(1,911,366)
Offering costs	(2,481)	(132,851)

Net cash (used) provided by financing activities	(4,225,166)	15,518,381

Change in cash and cash equivalents	14,853,176	25,247,538

Cash and cash equivalents at beginning of period	75,350,985	25,845,340

Cash and cash equivalents at end of period	$90,204,161	51,092,878

See accompanying notes to unaudited consolidated financial statements.

WGNB CORP.
Consolidated Statements of Cash Flows, continued
For the Nine Months Ended September 30, 2009 and 2008
(unaudited)

	For the Nine Months Ended
	September 30, 2009	September 30, 2008

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$17,031,862	20,665,719
Income tax (refund) paid	(3,074,250)	(1,091,632)

Non-cash investing and financing activities:
Transfer of loans to foreclosed property	14,834,512	42,017,884
Loans to facilitate the sale of foreclosed property	3,720,320	11,689,328
Change in unrealized gains/losses on
securities available-for-sale, net of tax	2,012,390	(1,696,187)
Change in unrealized gains/losses on securities held-to-maturity, net of tax	(843,595)	-
Change in fair value of derivatives for cash flow
hedges, net of tax	556,954	(100,424)
Change in dividends payable	(84)	(1,252,322)

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

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company’s financial position as of September 30, 2009, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2009 and 2008.  The financial statements included herein should be read in conjunction with the consolidated financial statements, related notes thereto and the report of independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which included the results of operations for the years ended December 31, 2008, 2007 and 2006.

Certain reclassifications have been made in the prior year’s consolidated statements to conform to the presentation used in 2009.

Regulatory Oversight, Capital Adequacy and Liquidity

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. However, due to the Company’s financial results, the substantial uncertainty throughout the U.S. banking industry and other matters discussed below, some doubt exists regarding the Company’s ability to continue as a going concern.

Regulatory Oversight
As described in Note 9, Regulatory Matters, the Company and the Bank are currently operating under heightened regulatory scrutiny and each has entered into formal agreements with their regulators.  The Bank has also received a prompt corrective action letter from its primary regulator relating to its critically undercapitalized status.  As a result of these matters, the Bank is restricted in its ability to, among other things, make distributions, access further borrowings at the Federal Reserve, accept or renew brokered deposits, grow assets and enter into material transactions without regulatory approval.  The Company is similarly restricted in its ability to pay dividends, make payments on its junior subordinated debentures and incur additional debt.

Capital Adequacy
As of September 30, 2009, the Bank did not meet the requirements of a “well capitalized” institution under the capital adequacy guidelines and the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum Total Risk Based, Tier 1 Risk-based and Tier 1 Leveraged capital ratios of 10%, 6% and 5% respectively. At September 30, 2009, the Bank’s Total Risk Based, Tier 1 Risk-based and Tier 1 Leveraged capital ratios were 2.77%, 1.50% and 1.15%, respectively, and as a result became classified as “critically undercapitalized”. In light of the requirement to improve the capital ratios of the Bank, management is pursuing a number of strategic alternatives.

While the Company was successful in raising capital through a fourth quarter 2008 public offering of preferred stock, subsequent efforts to raise additional capital through the capital markets to date have not been successful.  The Company has engaged financial advisors to assist with its efforts to improve its capital position and management has been engaged in discussions and shared due diligence information with various groups of bank investors, all in an effort to raise capital for the Company and the Bank.  In addition, management is exploring ways to reduce large amounts of non-performing assets at current book value through investor sales strategies.  Current market conditions for banking institutions, the overall uncertainty in financial markets and the Bank’s high level of non-performing assets are proving to be barriers to the success of these efforts.  Consequently, management cannot be certain of its ability to raise capital. If the Bank is unable to adequately address the regulatory concerns in a sufficiently timely manner, it could have a material adverse effect on the Bank’s business, results of operations and financial position.

Operating Losses
The Company incurred a net loss of $54.9 million for the nine months ended September 30, 2009.  Management has made efforts to reduce expenses, including a reduction in workforce, salary reductions, cessation of director fees, branch closures and other general cost-cutting measures and continues to examine areas where further reductions in cost are possible.

WGNB CORP.
Notes to Consolidated Financial Statements

(1)  Basis of Presentation, continued

Interest reversals on non-performing loans and increases to non-performing and foreclosed assets could continue for the remainder of 2009, and hinder the Company’s ability to improve net interest income.  While excess liquidity brings comfort to depositors and aids in deposit retention, the Bank earns approximately 25 basis points on the liquidity but pays more on the deposits generating the liquidity causing a negative spread.  Also, increases to the provision for loan losses and further write-down or loss on the sale of foreclosed property could continue in 2009, which will negatively impact the Company’s ability to generate net income during the year.

Liquidity
The Bank’s primary sources of liquidity are deposits, the scheduled repayments on loans, and interest and maturities of investments.  While substantially all of the Bank’s investment securities have been pledged as collateral for public deposits, cash and due from banks and federal funds sold which totaled $90.2 million as of September 30, 2009, as well as a secured line of credit in the amount of $16.0 million, continue to be available to meet liquidity needs. Because of the Bank’s current critically undercapitalized status, it is no longer able to accept or renew any brokered deposits without regulatory approval. The Bank has successfully replaced all maturing brokered deposits as they came due in the first nine months of 2009 with non-brokered deposits and maintained sufficient liquidity. As the existing brokered deposits mature over the next year, it could, though not necessarily will, create a strain on liquidity.  However, management continues to monitor and take actions to increase liquidity.  For example, the Bank has had in place for some time a Contingency Funding Committee made up of independent directors and executive management which meets frequently to review liquidity issues such as forecasted sources and uses of funds, loan payouts, deposit and borrowing pricing and maturity and headline risk.  Management also believes that, barring further events outside of its control, the Bank’s deposit base will continue to grow, particularly given the expanded insurance coverage for customer deposits which has aided in deposit retention and the Bank’s ability to maximize deposit insurance coverage for its customers. Currently, only a small fraction of the Bank’s deposits are uninsured and those customers are closely monitored.  Therefore, based on current and expected liquidity needs and sources, management believes it has sufficient liquidity to continue to meet its liquidity obligations.

(2)	Summary of Significant Accounting Policies

The Company’s significant accounting policies are outlined in the annual financial statements for the year ended December 31, 2008. The following is an additional new significant policy.

Events or Transactions Subsequent to the Balance Sheet Date
In May 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) Topic 855, “Subsequent Events.” This new standard applies to interim and annual financial periods ending after June 15, 2009.  The statement establishes principles setting forth the period after the balance sheet date during which management shall evaluate events and transactions that may occur for potential recognition or disclosure in the financial statements.  For the purposes of this accounting standard, the Company has evaluated subsequent events through November 6, 2009, the date the financial statements were issued.

(3)  Loss per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share.  The average market price during the year is used to compute equivalent shares.

FASB ASC Topic 260, “Earnings Per Share,” requires that employee equity share options, non-vested shares and similar equity instruments granted to employees be treated as potential common shares in computing diluted earnings per share. Diluted earnings per share should be based on the actual number of options or shares granted and not yet forfeited, unless doing so would be anti-dilutive. The Company uses the “treasury stock” method for equity instruments granted in share-based payment transactions provided in FASB ASC 260 to determine diluted earnings per share.

WGNB CORP.
Notes to Consolidated Financial Statements

(3)  Loss per Share, continued

No presentation for the periods ended September 30, 2009 and September 30, 2008 is set forth because inclusion of potential common shares in the diluted loss per share calculation for these periods would be anti-dilutive.  Basic loss per share for the three months ended September 30, 2009 is computed as follows: ($11,324,416) divided by 6,058,007 shares.  Basic loss per share for the nine months ended September 30, 2009 is computed as follows: ($54,937,562) less dividends on preferred stock of $268,620 divided by 6,058,007 shares. Basic loss per share for the three months ended September 30, 2008 is computed as follows: ($855,152) divided by 6,057,594 shares.  Basic loss per share for the nine months ended September 30, 2008 is ($3,318,313) divided by 6,057,594.  The Company had 238,004 anti-dilutive options outstanding as of September 30, 2009 and 2008.

(4)  Stock Compensation Plans

The Company accounts for its stock-based employee benefit plans in accordance with FASB ASC Topic 718, Share-Based Payment.  FASB ASC Topic 718 addresses the accounting for share-based payment transactions in which the Company receives employee services in exchange for equity instruments of the Company. FASB ASC Topic 718 requires the Company to recognize as compensation expense the “grant date fair value” of stock options granted to employees in the statement of operations using the fair-value-based method.

The Company recognized $39,150 and $38,250 of stock-based employee compensation expense during the three months ended September 30, 2009 and 2008, respectively, and $117,450 and $136,250 of stock-based employee compensation during the nine months ended September 30, 2009 and 2008, respectively, associated with its stock option grants.  The Company is recognizing the compensation expense for stock option grants with graded vesting schedules on a straight-line basis over the requisite service period of the award as permitted by FASB ASC Topic 718.  As of September 30, 2009, there was $351,088 of unrecognized compensation cost related to stock option grants.  The cost is expected to be recognized over the remaining vesting period of five years.

The Company did not grant any options during 2009. The grant date fair value of each option granted during 2008 was $3.37.    The fair value of each option is estimated on the date of grant using the Black-Scholes Model.  The following weighted average assumptions were used for grants in 2008:

2008
Dividend yield	3.09%
Expected volatility	22%
Risk-free interest rate	3.50%
Expected term	6.5 years

(5)  Securities

Securities available-for-sale and held-to-maturity at September 30, 2009 and December 31, 2008 are summarized as follows:

Available-for-Sale	September 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U. S. Government enterprises	$1,434,354	11,896	-	1,446,250
Mortgage-backed securities	42,856,384	560,610	37,637	43,379,357
State, county and municipals	46,063,887	1,487,450	139,496	47,411,841
Corporate bonds	3,946,014	-	793,011	3,153,003

	$94,300,639	2,059,956	970,144	95,390,451

WGNB CORP.
Notes to Consolidated Financial Statements

(5)  Securities, continued

Available-for-Sale	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities	$32,587,849	617,678	30,265	33,175,262
State, county and municipals	59,330,698	352,558	2,404,613	57,278,643
Corporate bonds	4,343,324	-	427,607	3,915,717

	$96,261,871	970,236	2,862,485	94,369,622

Held-to-Maturity	September 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Trust preferred securities	$1,631,381	-	1,211,159	420,222

December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Trust preferred securities	$7,622,340	-	4,769,170	2,853,170

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at September 30, 2009, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Available-for-Sale	Amortized	Estimated
U. S. Government sponsored enterprises, state, county and municipal and corporate bonds:	Cost	Fair Value
2 to 5 years	$6,403,526	5,737,351
5 to 10 years	4,010,358	4,163,627
After 10 years	41,030,371	42,110,116
Mortgage-backed securities	42,856,384	43,379,357

	$94,300,639	95,390,451
Held-to-Maturity

Trust preferred securities:
After 10 years	$1,631,381	420,222

WGNB CORP.
Notes to Consolidated Financial Statements

(5)  Securities, continued

The following is a summary of the fair values of securities that have unrealized losses as of September 30, 2009 and December 31, 2008:

	September 30, 2009
	Less Than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	Value	Losses	Value	Losses

Mortgage-backed securities	$8,270,069	37,594	3,453	43
State, county and municipals	-	-	4,470,475	139,496
Corporate bonds	-	-	3,153,003	793,011
	$8,270,069	37,594	7,626,931	932,550

September 30, 2009
	Less Than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
Held-to-Maturity	Value	Losses	Value	Losses

Trust preferred securities	$-	-	420,222	1,211,159

	December 31, 2008
	Less Than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	Value	Losses	Value	Losses

Mortgage-backed securities	$2,218,159	30,265	-	-
State, county and municipals	33,952,227	1,951,073	3,834,658	453,540
Corporate bonds	3,915,717	427,607	-	-
	$40,086,103	2,408,945	3,834,658	453,540

December 31, 2008
	Less Than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
Held-to-Maturity	Value	Losses	Value	Losses

Trust preferred securities	$2,853,170	4,769,170	-	-

At September 30, 2009, all unrealized losses in the investment securities portfolio related to debt securities. The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary. Any losses that are considered “other-than-temporary” have been charged to income and are recorded at their revised book value. From the September 30, 2009 tables above, 4 securities out of 76 securities issued as mortgage-backed securities contained unrealized losses, 10 out of 97 securities issued by state and political subdivisions, 5 out of 5 securities issued by corporations and 6 out of 6 of the trust preferred securities that had remaining book value contained unrealized losses. The Company held 5 corporate bonds with an amortized cost of $3,946,014 and a fair value of $3,153,003 in the available-for-sale portfolio which were analyzed for other-than-temporary impairment based on expected cash flows and other market observable assumptions related to default rates, loss severities, financial condition of the issuer, underlying collateral and other data.  The Company determined that 1 security out the 5 securities was other-than-temporarily impaired in the amount of $11,917.  The remainder of the unrealized losses in the available-for-sale portfolio is considered temporary because the repayment sources are viable under supportable loss severities or are government backed.  In addition, the Company has the ability and intent to hold these securities until the anticipated recovery of the remaining amortized cost basis.

WGNB CORP.
Notes to Consolidated Financial Statements

(5)  Securities, continued

Based on cash flow analysis and weakening of underlying issuers, the Company determined that certain of its trust preferred securities classified as held-to-maturity were other-than-temporarily impaired.  This determination was based on the continued deterioration of the financial condition of the financial institutions that are debt issuers in the trust preferred securities pools in which the Company invested as well as the period of time that these securities have been in an unrealized loss position.  The Company utilized an independent valuation service to evaluate the securities. The valuation service incorporates both a top-down and bottom-up approach to estimate default vectors for the underlying issuers within each security.  The top down aspect of the model estimates the expected bank failures across the entire banking system.  The bottom –up aspect of the model assigns a risk rating to each individual issuer in the collateral pool. The individual risk rating process uses company specific data to assign a risk ranking based on tier one capital ratio, return on equity, percent of non-performing loans and status of TARP funding.  The risk ranking of each issuer is then used to assign a default vector to each security.

Valuations are calculated using a discounted cash flow approach.  Market yields are derived from broker quotes for comparable securities. Based on observable trading levels or price quotes across the capital structure and vintages, implied yields are determined.  The cash flows for the securities are modeled and discounted using implied market yields. For the collateral pool, the valuation requires a default vector, a prepayment vector and an assumption of loss severity for defaults.  For issuers that are deferring or in default, an analysis is completed to determine both the timing and severity of losses or if a deferred issuer is likely to perform in the future.  The results of the discounted cash flow analysis are used to determine the fair market value of the instrument and whether other-than-temporary impairment is required.

An impairment charge of $2,262,014 was recognized for the three months ended September 30, 2009. A total impairment charge of $6,074,568 was recognized for the nine months ended September 30, 2009.  Prior to 2009, no impairment had been recognized on held-to-maturity securities.  The remainder of the loss between the impaired value and the fair value in the amount of $1,211,159 was recognized in other comprehensive income through the third quarter ended September 30 2009. The Company has placed the trust preferred securities on non-accrual status and will include the fair value of the securities in non-performing assets until such time as the actual cash flows are received. The second quarter ended June 30, 2009 was the first period that other-than-temporary impairment has been recognized by the Company. The Company evaluates all potentially impaired securities on a quarterly basis.

The projected cash flows used to analyze for other-than-temporary impairment are based on a number of assumptions and expectations that can vary significantly with changes in those estimates.   If conditions in the banking industry and general business and economic conditions deteriorate further, the fair value could decrease and the other-than-temporary loss may increase in future periods.  The Company has the ability and intent to hold all impaired securities until the anticipated recovery of the remaining cost basis.

Proceeds from sales of securities available-for-sale for the nine months ended September 30, 2009 were $46,343,926 with gross gains of $813,618 and gross losses of $126,361.  Proceeds from sales of securities available-for-sale for the nine months ended September 30, 2008 were $28,531,192 with gross gains of $435,067 and no gross losses.

Investment securities with a fair value of approximately $70,465,000 and $92,431,000 as of September 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits, as required by law, for secured fed funds lines of credit and for other purposes.

(6) Non-performing Assets

Non-performing assets consist of foreclosed property, non-accrual loans, loans 90 days past due still accruing and non-accrual trust preferred securities.  The table below summarizes nonperforming assets:

WGNB CORP.
Notes to Consolidated Financial Statements

(6)  Non-performing Assets, continued

	September 30, 2009	December 31, 2008

Foreclosed property	$42,416,999	45,797,654

Non-accrual loans	96,799,662	71,599,772

Loans 90 days past due still accruing	1,590,617	4,597,667

Trust preferred securities held-to-maturity	420,222	-

Total	$141,227,500	121,995,093

Non-performing assets consist primarily of 35 residential real estate construction and development properties ranging in book balance from $1 million to $8 million.  All properties are being actively marketed for sale and management is continuously monitoring the properties for proper valuation.  The trust preferred securities consist of 6 investments with remaining book values in pool issued trust preferred securities ranging in original balances of $250,000 to $1,500,000.

(7)  Net Deferred Tax Asset

In accordance with FASB ASC Topic 740 Income Taxes, we evaluate our deferred income taxes quarterly to determine if a valuation allowance is required or should be adjusted.  FASB ASC Topic 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard.  This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carry-forward periods, the Company’s experience with tax attributes expiring unused and tax planning alternatives.  In making such judgments, significant weight is given to evidence that can be objectively verified.

A valuation allowance of 100% has been established based on the “more likely than not” threshold for the Company’s net deferred income tax asset.  The result was a charge to income tax provision in the amount of $19,001,751 in the second quarter of 2009. In addition, losses through the third quarter have not been tax affected. Our ability to realize our deferred tax asset depends on our ability to generate sufficient taxable income within the carry-back or carry-forward period provided for in the tax law for each applicable tax jurisdiction.  We have considered the following possible sources of taxable income when assessing the realization of our deferred tax assets:

●	Future reversals of existing taxable temporary differences;
●	Future taxable income exclusive of reversing temporary differences and carry-forwards;
●	Taxable income in prior carry-back years; and
●	Tax planning strategies.

(8)  Junior Subordinated Debentures

The Company issued junior subordinated debentures in connection with an acquisition in 2007.  The debentures qualify as Tier I capital under risk-based capital guidelines subject to certain limitations.  The debentures were issued June 15, 2007 in the amount of $10,825,000 at a floating rate of 90 day LIBOR plus 1.55% payable quarterly. The debentures are redeemable on a mandatory basis upon maturity in June 2037, but are callable by the Company in June 2012.  The Company has deferred the interest payments on the debentures in the second quarter of 2009.  Under the provisions of the debentures, the Company has the right to defer interest payments by up to 20 quarters without an event of default.  The Company was required to defer interest payments by its primary federal regulator.

WGNB CORP.
Notes to Consolidated Financial Statements

(9) Regulatory Matters

Capital Adequacy
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and Tier I capital to average assets.  The amounts and ratios as defined in regulation are presented hereafter. The Company’s and Bank’s actual capital ratios and status as of September 30, 2009 are as follows:

	Tier I Capital Ratio	Total Capital Ratio	Leverage Ratio	Status
Minimum Ratio for Adequately Capitalized	4.00%	8.00%	4.00%
Minimum Ratio for Well Capitalized	6.00%	10.00%	5.00%

Company	1.50%	2.78%	1.15%	Critically Undercapitalized
Bank	1.50%	2.77%	1.15%	Critically Undercapitalized

The Bank received a prompt corrective action letter from its primary regulator, the OCC.  Due to its critically undercapitalized status, the Bank is restricted in its ability to, among other things, make distributions, undertake expansion activities, grow assets, enter into material transactions, amend its bylaws, make accounting changes and access borrowings at the Federal Reserve without prior consent of the OCC.  The Bank also submitted to its regulator a Capital Restoration Plan.  Critically undercapitalized banks are prohibited from accepting, renewing or rolling over brokered deposits and are restricted with respect to the effective yield they may offer on insured deposits.

Withdrawal of TARP Application
On October 28, 2008, the Company filed an application to participate in the Capital Purchase Program administered by the U. S. Department of the Treasury under the Troubled Asset Relief Program.  Because of the regulatory actions of the Bank’s primary regulator that had then taken place or were expected to take place, as well as the changes in the Capital Purchase Program, the Company withdrew its application to participate in the Capital Purchase Program in August of 2009.

Written Agreements with Regulators

In November of 2008, the Bank entered into a formal agreement with the OCC.  The agreement required the Bank to undertake certain actions within designated time frames including: implementing an asset recovery staff; enhancing loan portfolio management procedures and processes; diversifying the loan portfolio; maintaining a valuation process on foreclosed property maximizing net realizable value for shareholders; continuing efforts to raise capital; providing written plans of action to reduce non-performing assets; and providing a three year budget and capital plan.  Compliance with the agreement is to be monitored by a committee made up of seven directors of the Company.

In August of 2009 the Company entered into a formal agreement with the Federal Reserve Bank of Atlanta (the “Federal Reserve”).  The agreement contains several provisions intended to increase the financial soundness of the Company so that the Company can serve as a source of financial strength to the Bank.  Under the terms of this agreement, the Company agreed to the following provisions, among others:

●	Refrain from paying dividends or receiving dividends from the Bank without the prior written approval of the Federal Reserve.
●	Refrain from making payments of interest or principal on subordinated debt or trust preferred securities without the prior written approval of the Federal Reserve.
●	Refrain from incurring, increasing or guaranteeing any debt without the prior written approval of the Federal Reserve.
●	Refrain from redeeming any shares of its stock without the prior written approval of the Federal Reserve.
●	Submit a written plan to maintain sufficient capital at the Company, on a consolidated basis, and at the Bank.
●	Furnish quarterly progress reports.

WGNB CORP.
Notes to Consolidated Financial Statements

(9)  Regulatory Matters, continued

We are continuing our efforts to comply with the requirements of these two agreements in accordance with the applicable prescribed deadlines.

(10) Commitments

Derivative Instruments and Hedging Activities
The Company entered into an interest rate swap agreement in the total notional amount of $10,500,000 on December 4, 2007. The objective of the swap was to lock in a fixed rate as opposed to the contractual variable interest rate on the junior subordinated debentures described above.  The Company received a variable rate of the 90 day LIBOR rate plus 1.55% and paid a fixed rate of 5.77%.  In order to preserve cash, the Company elected to settle the swap June 17, 2009 for $691,000 and recorded it as a loss in the period in which it occurred in accordance with FASB ASC Topic 815, Accounting for Derivative and Hedging. The Company had designated the swap contract as a cash flow hedge and, accordingly, recorded the fair value of the derivative on its balance sheet prior to the settlement.

Lines of Credit
The Bank had a line of credit with the Federal Home Loan Bank of Atlanta (“FHLB”) in the amount of 20 percent of assets which was subject to available qualifying collateral at September 30, 2009.  The FHLB advances are secured by the Bank’s stock in the FHLB, its qualifying 1-4 family first mortgage loans and qualified commercial loans. In addition, the FHLB accepts federal funds sold to the FHLB and certain investment securities as collateral.  Advances on the FHLB line of credit are subject to available collateral and review of the Bank’s financial condition by the FHLB.  At September 30, 2009 and December 31, 2008, the Bank had advances outstanding from the FHLB amounting to $52,000,000.  The Bank pledged sufficient collateral at September 30, 2009 and December 31, 2008 for these borrowings.

In August 2009, the Bank received a notice from the FHLB that it had frozen the Bank’s borrowing availability to the amount outstanding.  Advances that mature may be renewed to the extent available collateral allows; however, no new advances may be obtained.

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

(12) Fair Value

Effective January 1, 2008, the Company adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures, which provides a framework for measuring fair value under generally accepted accounting principles.  FASB ASC Topic 820 applies to all financial instruments that are being measured and reported on a fair value basis.

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

WGNB CORP.
Notes to Consolidated Financial Statements

(12)  Fair Value, continued

Fair Value Hierarchy

Under FASB ASC Topic 820, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

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

Securities Held-to-Maturity

The Company does not record securities held-to-maturity at fair value on a recurring basis.  However, on a quarterly basis, a security is considered impaired if the loss is considered other than temporary under FASB ASC Topic 320 Investments – debt and equity securities. Fair value measurement is based upon model-based techniques that use at least one significant assumption not observable in the market.  These unobservable assumptions reflect estimates and assumptions that market participants would use in pricing the security.  Valuation techniques include the use of a discounted cash flow model based on reasonable assumptions to determine other-than-temporary impairment and fair value of the security. The Company records the impaired securities as nonrecurring Level 3.

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as impaired, management measures the impairment in accordance with FASB ASC Topic 310 Receivables – loan impairment.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2009, substantially all of the impaired loans were evaluated based on the fair value of the collateral.  In accordance with FASB ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

To comply with the provisions of FASB ASC Topic 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting any applicable credit enhancements such as collateral postings, thresholds, mutual  puts and guarantees.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 aggregated by the level in the fair value hierarchy within which those measurements fall:

WGNB CORP.
Notes to Consolidated Financial Statements

(12) Fair Value, continued

	Level 1	Level 2	Level 3	Balance at September 30, 2009
Securities available-for-sale	$-	95,390,451	-	95,390,451

	Level 1	Level 2	Level 3	Balance at December 31, 2008
Securities available-for-sale	$-	94,369,622	-	94,369,662
Derivative financial instruments–cash flow hedge	$-	(843,869)	-	(843,869)

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  The table below presents the Company’s assets measured at fair value on a nonrecurring basis as of September 30, 2009 and December 31, 2008 by the level in the fair value hierarchy within which those measurements fall:

	Level 1	Level 2	Level 3	Balance at September 30, 2009
Loans	$-	92,680,955	-	92,680,955
Securities held-to-maturity	$-	-	420,222	420,222
Foreclosed Property	$-	42,416,999	-	42,416,999

	Level 1	Level 2	Level 3	Balance at December 31, 2008
Loans	$-	68,161,156	-	68,161,156
Foreclosed Property	$-	45,797,654	-	45,797,654

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

WGNB CORP.
Notes to Consolidated Financial Statements

(12)  Fair Value, continued

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

Fair value estimates are based on existing on and off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include deferred income taxes and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates. The carrying amount and estimated fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008 are as follows:

WGNB CORP.
Notes to Consolidated Financial Statements

(12)  Fair Value, continued

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$90,204,161	90,204,161	75,350,985	75,350,985
Securities available-for-sale	$95,390,451	95,390,451	94,369,622	94,369,622
Securities held-to-maturity	$420,222	420,222	7,622,340	2,853,170
Loans, net	$568,088,615	574,161,086	618,922,150	626,375,582
Cash surrender value of life insurance	$3,908,650	3,908,650	3,803,010	3,803,010

Liabilities:
Deposits	$757,739,010	766,299,262	761,693,075	770,356,279
Federal Home Loan Bank advances	$52,000,000	54,888,868	52,000,000	55,640,862
Junior subordinated debentures	$10,825,000	10,825,000	10,825,000	10,825,000
Derivative instruments-cash flow hedge	$-	-	843,869	843,869

(13) Recent Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update No. 2009-01 (“ASU 2009-01”), Topic 105 – Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles.  ASU 2009-01 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168 (“SFAS 168”), The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles.  ASU 2009-1 includes SFAS 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement.  The FASB Accounting Standards Codification TM (“Codification”) became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for the Company’s financial statements beginning in the interim period ended September 30, 2009.

Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates.  The FASB does not consider Accounting Standards Updates as authoritative in their own right.  Accounting Standards Updates serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.  FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP.  Statement 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly.  Upon becoming effective, all of the content of the Codification carries the same level of authority, effectively superseding Statement 162. In other words, the GAAP hierarchy has been modified to include only two levels of GAAP: authoritative and non-authoritative.  As a result, this Statement replaces Statement 162 to indicate this change to the GAAP hierarchy.  The adoption of the Codification and ASU 2009-01 did not have any effect on the Company’s results of operations or financial position.  All references to accounting literature included in the notes to the financial statements have been changed to reference the appropriate sections of the Codification.

In June 2009, the FASB issued Accounting Standards Update No. 2009-02 (“ASU 2009-02”), Omnibus Update – Amendments to Various Topics for Technical Corrections.  The adoption of ASU 2009-02 did not have a material effect on Company’s results of operations, financial position or disclosures.

In August 2009, the FASB issued Accounting Standards Update No. 2009-03 (“ASU 2009-03”), SEC Update – Amendments to Various Topics Containing SEC Staff Accounting Bulletins.  ASU 2009-03 represents technical corrections to various topics containing SEC Staff Accounting Bulletins to update cross-references to Codification text.  This ASU did not have a material effect on the Company’s results of operations, financial position or disclosures.

WGNB CORP.
Notes to Consolidated Financial Statements

(13)  Recent Accounting Pronouncements, continued

In August 2009, the FASB issued Accounting Standards Update No. 2009-04 (“ASU 2009-04”), Accounting for Redeemable Equity Instruments – Amendment to Section 480-10-S99.  ASU 2009-04 represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force (“EITF”) Topic D-98, Classification and Measurement of Redeemable Securities.  ASU 2009-04 did not have a material effect on the Company’s results of operations, financial position or disclosures.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASU 2009-05”), Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  ASU 2009-05 applies to all entities that measure liabilities at fair value within the scope of ASC Topic 820.  ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

(1)       A valuation technique that uses:
a.	The quoted price of the identical liability when traded as an asset.
b.	Quoted prices for similar liabilities or similar liabilities when traded as assets.
(2)
Another valuation technique that is consistent with the principles of ASC Topic 820.  Two examples would be an income approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

The amendments in ASU 2009-05 also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The guidance provided in ASU 2009-05 is effective for the Company in the fourth quarter of 2009.  Because the Company does not currently have any liabilities that are recorded at fair value, the adoption of this guidance will not have any impact on results of operations, financial position or disclosures.

In September 2009, the FASB issued Accounting Standards Update No. 2009-06 (“ASU 2009-06”), Income Taxes (Topic 740) – Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities.  ASU 2009-06 provides additional implementation guidance on accounting for uncertainty in income taxes by addressing (1) whether income taxes paid by an entity are attributable to the entity or its owners, (2) what constitutes a tax position for a pass-through entity or a tax-exempt not-for-profit entity, and (3) how accounting for uncertainty in income taxes should be applied when a group of related entities comprise both taxable and nontaxable entities.  ASU 2009-06 also eliminates certain disclosure requirements for nonpublic entities.  The guidance and disclosure amendments included in ASU 2009-06 were effective for the Company in the third quarter of 2009 and had no impact on results of operations, financial position or disclosures.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis compares WGNB Corp.’s results of operations for the three- and nine-month periods ended September 30, 2009 and 2008 and reviews the important factors affecting WGNB Corp.’s financial condition at September 30, 2009 compared to December 31, 2008.  These comments should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes appearing elsewhere in this Report.

Cautionary Notice Regarding Forward-Looking Statements

Certain of the statements made in this Report and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as oral statements made by WGNB Corp. (the “Company”) or its officers, directors or employees, may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such forward-looking statements are based on management’s beliefs, current expectations, estimates and projections about the financial services industry, the economy and about the Company and the Bank in general.  The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements.  Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions readers that the following important factors, among others, could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Report:

●
the effect of compliance, or failure to comply within stated deadlines, of the provisions of our formal agreement with our primary regulators, including failure to promptly remedy our current critically undercapitalized status;

●
the success of our efforts to maintain adequate liquidity to meet the deposit and loan demands of our customers given restrictions on our ability to use secondary funding sources such as the Federal Home Loan Bank and brokered deposits;

●	the effect of our regulators taking additional significant regulatory action against us due to cumulative losses and our capital position;

●
the effect of public perception that banking institutions are risky in terms of regulatory compliance or safeguarding deposits which may cause depositors to move their funds to competing institutions with greater capital;

●
the effect of negative opinions or other unsubstantiated rumors or comments made by competing financial institutions in our market regarding our ability to continue as a going concern on our ability to maintain adequate liquidity;

●
the effect on our liquidity positions of demands for additional collateral to support our borrowings made by entities who provide funding to us such as the Federal Home Loan Bank and the proposed FDIC prepayment of deposit insurance for three years;

●	the effect of negative public opinion, or reputation risk on earnings or capital raising efforts;

●
the effect of the current and anticipated deterioration in the housing market and the residential construction industry which may lead to increased loss severities and further worsening of delinquencies and non-performing assets in our loan portfolios;

●
the effect of the significant number of construction acquisition and development loans we have in our loan portfolio, which may pose more credit risk than other types of mortgage loans typically made by banking institutions due to the disruptions in credit and housing markets and be subject to decreasing value at reappraisal;

●
the effect of changes in the quality or composition of our loans or investment portfolios, including further impairment in our trust preferred investments or non-government sponsored whole loan mortgage backed securities;

●	the effect of changes in market factors that may affect the value of financial instruments which are “marked-to-market” periodically;

●	the effect of terrorist activities that result in loss of consumer confidence and economic disruptions;

●
the effect of the continuing deterioration of the local economies in which we conduct operations which results in, among other things, a deterioration in credit quality or a reduced demand for credit, including a resultant adverse effect on our loan portfolio and allowance for loan losses;

●
the possibility that our allowance for loan losses proves to be inadequate or that federal and state regulators who periodically review our loan portfolio require us to increase the provision for loan losses or recognize loan charge-offs;

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

●
the effect on operating income of increased operating expenses particularly due to increases in FDIC insurance rates and special assessments and expenses on non-performing loans and foreclosed property; and

●	the effect of our decision to withdraw our NASDAQ listing with respect to our Series A Preferred Stock and our common stock on the trading price of such stock .

The Company cautions that the foregoing list of important factors is not exhaustive.  The Company undertakes no obligation to publicly update or revise any forward-looking statements.  These risks are exacerbated by the recent developments in local, national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on us.  During 2008 and thus far in 2009, the capital and credit markets have experienced extended volatility and disruption.  There can be no assurance that these unprecedented recent developments will not continue to materially and adversely affect our business, financial condition and results of operations, as well as our ability to raise capital or other funding for liquidity and business purposes.

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

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.  The allowance for loan losses represents management’s estimate of potential loan losses inherent in the loan portfolio.  Calculation of the allowance for loan losses is a critical accounting estimate due to the significant judgment, assumptions and estimates related to the amount and timing of estimated losses, consideration of current and historical trends and the amount and timing of cash flows related to impaired loans.  Please refer to the section of the Company’s Annual Report on 10-K for the year ended December 31, 2008 entitled “Balance Sheet Overview – Provision and Allowance for Possible Loan and Lease Losses” and Note 1 and Note 4 to the Notes for a detailed description of the Company’s estimation processes and methodology related to the allowance for loan losses.

Results of Operations

Overview

The net loss for the nine months ended September 30, 2009 was $54.9 million, or $9.11 per diluted share, an increase in loss of $51.6 million when compared to a net loss for the nine months ended September 30, 2008 of $3.3 million, or $0.55 per diluted share. The net loss for the three months ended September 30, 2009 was $11.3 million, or $1.87 per diluted share, compared to a net loss of $855 thousand, or $0.14 per diluted share, for the three months ended September 30, 2008.  The net loss, both year-to-date and quarter-to-date 2009, is primarily attributable to continued asset quality deterioration in the construction, acquisition and development loan portfolio, particularly with regard to the valuation of the Bank’s nonperforming assets which include nonaccrual loans, foreclosed property and, its trust preferred securities portfolio.  As previously reported, the mounting losses and diminished capital position caused management to determine that a 100 percent valuation allowance was required on the Company’s deferred tax asset in the second quarter of 2009.  The only portion of the deferred tax asset that now remains is attributable to FASB ASC Topic 320 Investments – Debt and Equity Securities for the securities valuation recorded in other comprehensive income.  In addition, further loss will not have an associated tax benefit until the Company can show that it is more likely than not that the Company will realize those tax benefits.

As a result of unprecedented and prolonged difficult times, the regulatory capital level of the Bank and the Company has decreased significantly and our sources of funding have diminished.  We have been making significant efforts to retain and increase our capital ratios and maintain liquidity which will be necessary for us to continue operations. For example, in June 2009, we exercised our rights under our junior subordinated debentures to defer the interest payments.  Since early 2008, the Company has retained the services of investment bankers to explore all strategic opportunities, to raise capital and reduce non-performing assets.  Additionally, we have had in place for some time a Contingency Funding Committee made up of independent directors and executive management.  This group meets frequently to review reports related to liquidity issues such as forecasted sources and uses of funds, loan payouts, deposit and borrowing pricing and maturity and customer perception risk.  Currently, the Bank is restricted by the OCC from renewing brokered deposits, which resulted in a closer monitoring of liquidity.  On the other hand, the expanded insurance coverage of customers’ deposits has been very beneficial in deposit retention and our customer service representatives have been diligent in seeking to maximize deposit insurance coverage for our customers. In fact, only a small fraction of the Bank’s deposits are uninsured and those customers are closely monitored. Finally, as discussed throughout this Report, we have made significant efforts to reduce controllable expenses by elimination of director and committee fees, reduction of salaries, benefits, bonuses, workforce and other expenses including occupancy expenses.  We also closed three additional locations in the third quarter of 2009: the Bank’s Highway 5 location in Douglasville; its Bowdon Street location in Tallapoosa; and its Pacific Avenue location in Bremen.  These locations were chosen for closure because of their proximity to other Bank locations and the closures are not expected to significantly impact customer service.

Property which is held as collateral for nonaccrual loans or has been foreclosed by the Bank is subject to periodic reappraisal.  The property is comprised primarily of improved land developed for residential subdivisions, unimproved land for future residential and or commercial development and homes.  Through October 2009 (which impacts valuations of property held at September 30, 2009), management has reassessed the carrying value of its property and determined that appraised values have continued to decrease more than previously expected resulting in larger than anticipated charge-offs, write-downs and provision for loan loss.  Our primary basis for valuations is current appraisals on the subject properties though, in some instances, we extrapolated the assumptions from current appraisals to estimate the value of properties of similar nature in order to better reflect current market conditions.  Additionally, due to continued weakness in the banking sector, many banks have deferred or defaulted on their trust preferred debt.   The Bank has invested in certain of the trust preferred securities and has continued to recognize “other-than-temporary“ impairment on those investments. In addition, expenses associated with maintenance of foreclosed property and collection of impaired loans has continued to increase throughout 2009.

The residential real estate market in the west Georgia area has been particularly hard hit by the sustained economic downturn that the southeastern region and the nation have been experiencing over the past eighteen to twenty-four months.   Real estate values have declined significantly depending on a particular location or property type in our market area. In addition, the demand for the property has diminished such that borrowers unable to sell their property are depleting their financial resources to service both their debt and the development and marketing expenses of the residential real estate construction or development project.  In many cases, the borrowers owe more than the property is now worth based on distressed pricing reflected in current appraisals.  The deterioration of the collectability of construction and development loans has caused the Company to increase its loan loss provision, charge-off accrued interest on the impaired collateral dependent loans, place the loans on non-accruing status, incur collection costs (primarily legal costs) for the collection of loans, incur ownership costs (real estate taxes, property maintenance, environmental and insurance) of foreclosed property and  incur additional write-downs on property value in the post-foreclosure valuation process.  The value of properties held as collateral on impaired loans and foreclosed properties owned by the Bank are regularly evaluated.  We have experienced significant write-downs related to these properties through the third quarter of 2009 due to updated appraisals which reflect discounts for extended holding periods.

The detrimental impact of non-performing assets is likely to continue to reduce earnings through the remainder of 2009 as the residential real estate downturn continues. The downturn may even be exacerbated as job losses increase and the national and local economies further weaken.  We have maintained a loan review and problem loan identification and evaluation process as well as a foreclosed property and impaired loan management process.  We may experience further write-downs if our borrowers’ financial condition continues to weaken by the carrying costs of residential real estate developments and as appraisals on foreclosed and collateral dependent loans decrease.  There continues to be inherent risk in terms of the credit quality of our residential construction and development portfolio which may migrate to our consumer or commercial portfolios if economic conditions persist. The three most critical issues facing us are:  (i) the length of time our borrowers can remain in operation and service their debt given little or no sales volume; (ii) the extent real estate values further decline during any period of loan workout, through foreclosure and eventual sale; and (iii) the impact that associated charge-offs and expenses to carry the real estate will have on our earnings and capital.

During the third quarter, the Company recorded a loan loss provision of $4.7 million, a write-down or loss on sale of foreclosed property in the amount of $2.5 million, and a net impairment loss on both held-to-maturity and available-for-sale securities for an “other-than-temporary” impairment of $2.3 million and, $12 thousand, respectively, for potential credit loss.  The Company also recorded a valuation allowance on our deferred tax asset of $19.0 million in the second quarter of 2009.  Therefore, third quarter losses have had no associated tax benefit.  None of the foregoing items required the outlay of cash and, therefore, did not impact our liquidity position.

Management and our Board remain concerned about the remainder of 2009 in terms of real estate values and their impact on capital levels of the Bank and the Company.  Many of the Company’s foreclosed properties and collateral on non-performing loans must be evaluated quarterly for their fair values with a formal appraisal done at least annually.  If current trends continue, as the properties are re-appraised, the values may be lower than previous appraisals.  We believe our valuation process has, to date, yielded accurate market values based on our recent sales efforts, appraisal review and other market intelligence.  Improved property, for example a lot with a residence, has a more determinable value since sales for comparison purposes are typically more recent.  Developed or undeveloped lots, in contrast, require more judgment on the part of appraisers and management as the excess supply of residential lots, fewer sales for comparative purposes and more frequent distressed sales of these types of properties make valuation more difficult.

The rising cost of deposit insurance is a concern of management for the remainder of 2009.  Our deposit insurance expense for the three months ended September 30, 2009 was $2.3 million which reflects an increased cost of almost twelve times the amount assessed for the same period in 2008.    Because of the level of non-performing assets and the current negative status of the Bank, we are assessed at a higher rate than banks with less non-performing assets and more capital.  In addition, we were required to accrue for a special assessment of deposit insurance in the amount of $416 thousand by June 30, 2009 that was due on September 30, 2009.  This additional assessment was levied on all banks at the same percentage of total assets.

Non-performing assets totaled $141.2 million, or 22.4 percent of total loans including foreclosed property and the fair value of trust preferred securities as of September 30, 2009, compared to $100.4 million, or 14.7 percent of total loans including foreclosed property, as of September 30, 2008 and $122.0 million, or 18.0 percent of total loans including foreclosed property, as of December 31, 2008.  The $141.2 million in non-performing assets was comprised primarily of 35 loan relationships ranging in outstanding balances of approximately $1 million to $8 million.  The residential real estate construction and development portfolio, not including impaired and non-accrual loans (the performing portfolio), was $72.6 million as of September 30, 2009, compared to $145.6 million as of September 30, 2008.  This performing residential real estate construction and development portfolio is comprised of nine loan relationships ranging in balance from $1 million to $4 million.  The remainder of the balance in performing residential real estate construction and development loans are comprised of loans less than $1 million. The trust preferred securities consist of 6 investments which have positive book values ranging in original balances of $250 thousand to $1.5 million which have amortized costs ranging from $140 thousand to $320 thousand due to “other-than-temporary” impairment.

During the first quarter of 2009, we saw some evidence that conditions may have been improving in the residential real estate market. However, the second and third quarters of 2009 did not show any of the anticipated improvements.  Rather, whatever demand for property that had built, decreased as consumers and investors anticipated further declines in real estate values as foreclosures continued to persist and the tax credit for first time homebuyers was set to expire. We remain hopeful that demand for residential real estate will increase, particularly in light of the likely extension of the first time homebuyer tax credit and additional tax credits available to all homebuyers. Through the nine months ended September 30, 2009, we closed on $9.8 million of foreclosed property at a loss of $884 thousand.  In addition, as of September 30, 2009, four foreclosed properties totaling approximately $429 thousand were under contract for a contract price of $501 thousand.  Non-performing assets decreased by $3.4 million, or 2.3 percent, from June 30, 2009 to September 30, 2009.  The decrease in the third quarter of 2009 of non-performing loans was primarily attributable to write-downs on impaired loans and foreclosed property.  To provide some perspective, our problem loans have related to the same loan relationships we have been monitoring over the past eighteen to twenty-four months as they have migrated from classified loans, to impaired non-performing loans and, ultimately, to foreclosed property.

We use the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable year in which those temporary differences are expected to be recovered or settled.  As of June 30, 2009, we established a 100% valuation allowance on our net deferred tax assets of $19.0 million.  This valuation allowance resulted primarily because of the second quarter loss attributable to deterioration in credit and asset quality.  Since we have not been able to raise capital in the current economic environment, there is not enough positive evidence that we will generate future taxable income sufficient to offset the net operating loss carry-forward amount and the temporary differences between book and tax accounting that result in tax deductions.

We were hopeful that the Economic Stimulus Package being debated by the U. S. Congress in the fourth quarter of 2008 which contained a provision to extend the carry-back period for net operating losses from two to five years would be of significant benefit to the Company.  This provision would have resulted in $8.3 million in recovery of income taxes previously paid.  The final version of the stimulus package signed by President Obama restricted the change in carry-back period to those companies with less than $15 million in annual revenue thereby restricting our ability to carry-back losses to two years.  The U.S. Congress may consider additional stimulus and reconsider the tax carry-back provision.  This would be a significant benefit to our tax position and capital level.

Net interest income for the nine months ended September 30, 2009 decreased $6.0 million, or 33.2 percent, from the same period in 2008.  The net interest margin for the nine months ended September 30, 2009 was 2.18 percent, compared to 3.19 percent for the nine months ended September 2008.  The net interest margin has been impacted by the elevated level of non-performing assets and the increased amount of liquidity that has been retained on the balance sheet.  Net interest income for the three months ended September 30, 2009 decreased $1.6 million, or 29.1 percent, from the net interest income reported for the third quarter ended September 30, 2008.

Total non-interest income decreased $15.1 million, comparing the nine months ended September of 2009 and 2008. Total non-interest income decreased $3.3 million, comparing the three months ended September 30, 2009 and 2008. The decrease in non-interest income for the nine month period was primarily attributable to a loss on write-down of foreclosed property in the amount of $9.3 million and an “other-than-temporary” impairment charge on trust preferred securities in the amount of $6.1 million.

Total non-interest expense increased $2.6 million, or 12.8 percent, comparing the nine months ended September 30, 2009 with that of 2008.  Likewise, total non-interest expense for the third quarter of 2009 increased by $1.4 million, or 20.4 percent, compared to the third quarter of 2008.  We have separately stated expense on loans and foreclosed property in order to emphasize further the impact that non-performing loans and foreclosed property had on the loss of the Company.  Expense on loans and foreclosed property includes fees for updated appraisals on impaired loans and foreclosed properties, legal expenses incurred during loan workouts and eventual foreclosure, closing costs on the sale of loans, past due real estate taxes on foreclosed property, insurance on foreclosed property and maintenance, environmental and other holding costs on properties owned.   For the nine months ended September 30, 2009, expense on loans and foreclosed property was $1.7 million compared to $1.1 million in the same period ended September 30, 2008.  Expense on loans and foreclosed property for the third quarter of 2009 was $299 thousand compared to $297 thousand for the third quarter of 2008.

We separately stated FDIC insurance expense, which has not been significant to the Bank’s operations in the past.  However, our expense for the third quarter of 2009 was $2.3 million to accrue for our third quarter FDIC insurance assessment due in December.  This compares to FDIC insurance expense in the third quarter of 2008 in the amount of $196 thousand.  We also separately reported in our 2009 results of operations the provision for off-balance sheet credit exposures in the amount of $803 thousand for comparability purposes since this is not an expense that the Bank has incurred in the past.

Salaries and employee benefits decreased by $1.6 million, or 14.5 percent, comparing the nine months ended September 30, 2009 to the nine months ended September 30, 2008.  Management and the Board are attempting to further reduce expenses and have closed branches as well as reduced staff, salaries and benefits.  In the third quarter of 2009, three additional locations were closed increasing to five the number of branches that have closed since the credit issues have arisen.  Occupancy expense has also decreased due to cost cutting measures.  Occupancy expense for the nine months ended September 30, 2009 decreased by $303 thousand, or 10.1 percent, when compared to the same period in 2008.  Other operating expense decreased by $121 thousand, or 2.4 percent, comparing the nine months ended September 30, 2009 and 2008. Management will continue to explore cost cutting measures with the intent of maximizing operating income outside of credit related charges to the Company’s net income.

Net Interest Income

Net interest income decreased by $6.0 million, or 33.2 percent, from the nine months ended September 30, 2008 to the same period in 2009.  Total interest income for the nine months ended September 30, 2009 decreased by $8.9 million, or 23.6 percent, while total interest expense decreased by $2.9 million, or 14.8 percent.  Net interest income for the quarterly period ended September 30, 2009 decreased by $1.6 million, or 29.1 percent, when compared to the third quarter of 2008.  Generally, the same trends and issues relating to our net interest income results hold true for both the nine and three month periods.  The decrease in net interest income from the nine month period ended September 30, 2008 to the same period in 2009 was most impacted by the level of non-performing assets and liquidity (defined as cash and cash equivalents). The year-to-date average balance of non-performing loans and foreclosed property increased from $45.1 million and $23.5 million, respectively, for the nine month period ended September 30, 2008 to $80.8 million and $46.0 million, respectively, for the nine month period ended September 30, 2009.  The average balance of interest-bearing liquidity was $14.9 million for the nine months ended September 30, 2008 compared to $62.9 million for the nine months ended September 30, 2009.   The total increase in the year-to-date average balance of non-performing assets and liquidity was $106.2 million, which means the Bank needed to carry $106.2 million more deposits at a weighted average cost of 2.68 percent to fund non-performing assets and low yielding liquidity.  Stated differently, the Bank incurred an estimated $2.1 million ($106.2 million x 2.68 percent x 3/4) of interest expense on deposits to carry non-performing assets and increased liquidity. Non-performing assets have no yield and our liquid balances had an average yield of approximately 25 basis points in 2009 compared to 222 basis points in the same period of 2008.  Our goal continues to be to reduce non-performing assets for the remainder of 2009.  Management intends to use the proceeds from the sale of non-performing assets to reduce higher cost deposits such as certificates of deposit as they mature.

The net interest margin was also negatively impacted by the increase in non-performing assets and liquidity.  The net interest margin for the nine months ended September 30 2008 was 3.19 percent compared to 2.18 percent for the nine months ended September 30 2009, a decrease of 101 basis points.  The compression in the net interest margin was not only caused by the increase in non-performing assets and liquidity but by other factors as well.  Certain of our adjustable rate loans and deposits, for example, are tied to short-term interest rates such as the prime rate and the federal target discount rate.   Many of our adjustable rate loans and deposits have adjusted downward in response to the decline in short term interest rates.  However, many certificates of deposit will be maturing and re-pricing at much lower rates in the coming quarters.  Our forward interest rate risk analysis indicates that the cost of funds will be decreasing in the near term, because of the re-pricing of certificates of deposit to lower market rates and the reduction of certificates of deposit as a ratio of total deposits.

The Bank is more asset-sensitive in 2009 than it has historically been.  That is, more assets, as a total, re-priced than deposits.  As market interest rates approach zero, demand deposit rates tend to “bottom out” at near zero.  However, asset yields decreased more throughout 2009 than did our demand deposit rates.  We have placed interest rate floors on many of our loans which will be advantageous to the Bank’s interest income and net interest margin as our cost of funds decreases.  For the remainder of 2009, however, we believe the contraction of the net interest margin has “bottomed out” and should reverse somewhat as we attempt to decrease non-performing assets and certificates of deposit are reduced and/or re-priced.  The year-to-date average yield on assets was 5.00 percent through September 30, 2009, compared to 6.42 percent for the same period in 2008.  The most dramatic yield reduction came in the yield on liquid funds.  In 2008, the yield on federal funds averaged 2.22 percent.  In 2009, the yield on federal funds and cash in other banks was 0.25 percent.

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

The average cost of funds for the nine month period ended September 30, 2009 decreased 55 basis points from the same period in 2008.  The weighted average cost of demand deposit accounts (including noninterest-bearing demand deposits) decreased by 104 basis points, from 1.33 percent in the nine months ended September 30, 2008 to 0.29 percent for the same period in 2009.  Likewise, the weighted average cost of time deposits decreased 70 basis points from 4.56 percent for the nine months ended September 30, 2008 to 3.86 percent for the same period in 2009.  The weighted average cost of time deposits will continue to decrease as market rates remain low because, as time deposits mature, they will re-price downward to reflect the current rate environment.

The average balance of demand deposits as a percentage of total funding liabilities declined from 38.6 percent for the nine month period ended September 30, 2008 to 33.0 percent for the same period in 2009.  The average balance of time deposits as a percentage of total funding liabilities increased from 51.2 percent for the nine month period ended September 30, 2008 to 59.4 percent for the same period in 2009.  As the mix of deposits changes to a higher percentage of time deposits rather than more rate sensitive transaction accounts, an extension of the time for re-pricing occurs.  However, the cost of time deposit accounts is greater than demand deposit accounts.  As the percentage of time deposits grows, the cost of funds will generally be higher.

Non-Interest Income

Total non-interest income for the nine months ended September 30, 2009 decreased $15.1 million, when compared to the nine months ended September 30, 2008.  Comparing the third quarter of 2009 to the third quarter of 2008, total non-interest income decreased by $3.3 million.  Most of the decrease in non-interest income between the two nine month periods was attributable to a loss on sale or write-down of foreclosed property in the amount of $9.3 million ($2.5 million each for the second and third quarters and $4.3 million in the first quarter of 2009), and a net impairment loss on held-to-maturity securities attributable to “other-than-temporary” impairment of trust preferred securities in the amount of $6.1 million ($2.3 million in the third quarter and $3.8 million in the second quarter of 2009). In order to preserve cash, the Company chose to settle its interest rate swap position on its junior subordinated debentures which resulted in a loss on the settlement of $691 thousand which occurred in the second quarter of 2009. Therefore, this loss appears in the year-to-date comparison results, but not in the quarterly comparison results for the third quarter 2009.

As described elsewhere in this Report, management must evaluate the fair value of our assets on an ongoing basis.  As valuation relates to loans and foreclosed property, management performs evaluations on appraisals. In addition, management takes into consideration observable market data as we market our properties.  The valuation of property becomes more difficult to evaluate when there have been few sales or distressed sales and there is uncertainty regarding estimating the amount of time that it will take to sell the property.  During the third quarter and into October of both 2008 and 2009, management ordered and received an increased number of updated appraisals on foreclosed property.  During 2009, the appraisals came in at values less than anticipated, which resulted in a write-down of property in the amount of $2.6 million in the third quarter, $4.4 million in the second quarter and $1.4 million in the first quarter.   Total write-downs for the nine months ended September 30, 2009 were $8.4 million compared to $1.0 million for the same period in 2008. The Bank experienced a gain on the sale of foreclosed property of $79 thousand in the third quarter of 2009.  This compares to a loss in the second quarter of $897 thousand and a loss in the first quarter of $66 thousand for total net losses of $884 thousand for the nine months ended September 30, 2009.

Since 1999, the Bank has held a small portfolio (1 percent of assets) of trust preferred securities in its held-to-maturity securities portfolio.  The trust preferred securities are investments in trust preferred pools that lent money to banks in all regions of the country.  The trust preferred securities were purchased under the Bank’s loan policy rather than under its investment policy.  For many years, the securities performed very well, but as the economy faltered and real estate values declined, the banks in the pools began to defer and default on the debt.  As of September 30, 2009, the Bank owned trust preferred securities with an amortized cost of $1.6 million net of “other-than-temporary” impairment. The Bank’s intent is to hold these securities until maturity (as long as thirty years).  The securities have also been placed on non-accrual status and included in non-performing assets.

The Company had its trust preferred securities evaluated based on guidance in FASB ASC Topic 320, Investments – Debt and Equity Securities based on further guidance in FASB ASC Topic 942, Financial Services – Depository and Lending of the Codification.  Based on cash flow and individual issuer credit analysis, an independent valuation service determined that the securities were further credit loss impaired in the amount of $2.3 million in the third quarter of 2009.  The securities were evaluated in the second quarter of 2009 and it was determined at that time that a write-down of “other-than-temporary” impairment in the amount of $3.8 million was required.  The remainder of the fair value loss, which was unrelated to credit loss, was recorded in other comprehensive income.  Management intends to analyze the securities for further impairment on at least a quarterly basis.

The Company entered into an interest rate swap on December 4, 2007 that had a maturity date of June 15, 2012.  The objective of the swap was to lock in a fixed rate as opposed to the contractual variable interest rate on our junior subordinated debenture.  The interest rate swap contract had a notional amount of $10,500,000 and was hedging the variable rate on the junior subordinated debenture.  As a result of the swap contract, the Company received a variable rate of the 90 day LIBOR rate plus 1.55% and paid a fixed rate of 5.77%.  In June 2009, due to the outlook for low rates and in order to preserve cash, the Company determined it would be to its advantage to settle the swap agreement for $691 thousand which was recognized as a loss as of the settlement date.  The Company held no other derivative securities or hedging transactions on its balance sheet as of September 30, 2009.

Service charge income decreased by $708 thousand, or 15.0 percent, when comparing the nine months ended September 30, 2009 to the same period in 2008.  Comparing the third quarter of 2008 to the third quarter of 2009, service charge income decreased by $238 thousand, or 14.5 percent. The decrease for both periods was the result of less overdraft charges on deposit accounts. This trend is counterintuitive since one would expect that, as the economy weakens, overdraft charges on deposit accounts would increase or at least remain consistent.  Despite an increase in the number of demand deposit accounts, overdraft fees have decreased both on a year-to-date and quarter-over-quarter basis.  We can only conclude that our customers are changing their overdraft habits in order to conserve their money. All other service charge income has remained relatively stable.

Mortgage fee income decreased by $44 thousand, or 59.1 percent, from the third quarter of 2008 compared to the third quarter of 2009.  Comparing the nine months ended September 30, 2008 to the same period in 2009, mortgage fee income decreased by $78 thousand, or 31.9 percent.  Again, the decrease in mortgage origination volume is counterintuitive.  With mortgage rates at a historical low, one would expect that the demand for refinancing and home purchases would be greater.  On the contrary, increased unemployment, increased underwriting standards and the lack of a stabilized value in residential real estate have all contributed to a diminished demand for mortgages.  If values in the residential real estate market are able to stabilize, we expect that the demand for mortgage loans will increase.  In early 2009, applications increased after two consecutive quarters of very low volume due to first-time home buyer tax credits.  But as underwriting standards have increased and appraisals have decreased, fewer applicants are qualifying for mortgages.

Brokerage fees increased by $55 thousand, or 50.7 percent comparing the third quarter ended September 30, 2009 to the same period in 2008.   Comparing the nine months ended September 30, 2009 to the nine months ended September 30, 2008, brokerage fees increased by $63 thousand, or 18.4 percent. The Bank had a good first quarter with regard to brokerage activities, but in the second quarter 2009 brokerage fee income decreased.  Brokerage fees have again rebounded in the third quarter of 2009. The stock market experienced a first quarter rally led by financial and commodity stocks.  However, in the second quarter, the market decreased and trading volume decreased. In the third quarter, with pundits predicting an end to the recession, stocks rebounded and trading volume increased.

ATM network fees increased by $25 thousand, or 7.0 percent, when comparing the third quarter of 2009 to third quarter of 2008. The increase in ATM network fees for the nine month period of 2009 from the same period in 2008 was $29 thousand, or 2.7 percent. The increase in ATM network fees is due to increased collection of third-party ATM charges instead of the Bank absorbing them.  Management expects that ATM network fees may trend downward in the future as more branches (each have ATMs which have been closed or relocated) are closed.

The Company recorded gains on the sale of securities available-for-sale in the net amount of $489 thousand in the first quarter, a loss of $7 thousand in the second quarter and a gain of $206 thousand in the third quarter of 2009 resulting in a net gain of $687 thousand for the nine months ended September 30, 2009.  During 2008, the Company recognized gains on the sale of securities available-for-sale in the amount of $47 thousand, $59 thousand and $329 thousand in the first, second and third quarters, respectively. We consider these gains non-recurring in nature. The sale of securities in 2009 was part of a continued strategy to reposition the investment portfolio away from non-taxable municipal securities into taxable investments.  The Company is not receiving a current tax benefit from its non-taxable municipal securities because the Company is not generating taxable income.  In instances where we could increase the yield on the investment security, we sold municipal securities and reinvested the proceeds into taxable mortgage-backed securities and municipal securities to generate taxable income to offset taxable losses.

Non-Interest Expense

When comparing total non-interest expense for the three month periods ended September 30, 2009 with the same period of 2008, we experienced an increase of $1.4 million, or 20.4 percent.  The increase in non-interest expense for the nine month period ended September 30, 2009 from the same period in 2008 amounted to $2.6 million, or 12.8 percent. The most significant increase in expense that occurred in the third quarter of 2009 was attributable to FDIC insurance expense. The increase in FDIC insurance expense on a third quarter-over-quarter basis was $2.1 million, or 953 percent.  Comparing the nine months ended September 30, 2009 with the same period in 2008, FDIC insurance expense increased $3.2 million, or 981 percent.  The increase in FDIC insurance expense is attributable to an increase in rate due to the decreased regulatory rating of the Bank, the expansion of coverage of deposits and a special assessment which was levied on all banks to replenish the insurance fund.  The third quarter 2009 expense was impacted because the Bank is paying the highest rate that is charged banks by the FDIC as a result of its current level of capital and elevated amount of non-performing assets.  The second quarter 2009 expense for FDIC insurance was $1.1 million compared to a second quarter 2008 expense of $113 thousand.  A special assessment in the amount of $417 thousand while payable on September 30, 2009, was required to be accrued by institutions in the second quarter of 2009.

The Company performs an analysis of its unfunded commitments and its standby letters of credit on a quarterly basis to determine whether certain of those instruments present potential liability to the Bank if the counterparty required performance and our borrower was unable to repay the unfunded commitment or perform under the standby letter of credit.   The total charge for estimated exposure for off-balance sheet commitments for 2009 was $803 thousand which is classified as an expense on the Company’s statement of operations.

Expense on loans and foreclosed property also significantly increased on a year-to-date basis comparing 2009 and 2008.  The increase in expense on loans and foreclosed property comparing the third quarter of 2009 from the same period in 2008 was $2 thousand, or 0.8 percent.  The third quarter of 2009 is much more comparable to the third quarter of 2008 since the Bank first began to incur significant expense on loans and foreclosed property in the last half of 2008. An increase in expense on loans and foreclosed property comparing the nine months ended September 30, 2009 to the same period in 2008 was $561 thousand, or 49.0 percent.  Expense on loans and foreclosed property has become a significant operating expense for the Company.  In late 2007 and early 2008, the Bank began an aggressive collection process on its construction and development loan portfolio.  This process caused the Bank to incur expenses for such items as collection of debt, past due and current property tax bills, insurance, maintenance, utilities, environmental protection and marketing costs on foreclosed property.  The number and amount of foreclosed properties was higher throughout 2009 than throughout 2008.  As a result of the increased number of properties owned, property tax, maintenance, insurance, utilities and environmental protection expenses increased dramatically in 2009.

There has also been a significant change in the management of non-interest expense.  We have responded to the increase in non-performing assets, the write-down in values of assets and increased expenses such as FDIC insurance and expense on loans and foreclosed property by implementing cost-saving measures such as reducing staff, employee benefits and other manageable expenses.   In total, management has reduced expenses such that we estimate a cost savings for 2009 of approximately $3.0 million to $4.0 million from that reported in 2008.  However, we do expect that expense on loans and foreclosed property will increase in 2009 compared to 2008 based on the increase to date in the amount of impaired loans and foreclosed property since the first part of 2008.  Additionally, FDIC insurance expense will continue to be very high for the foreseeable future.

Comparing the third quarter of 2009 to the third quarter of 2008, salaries and employee benefits expense decreased by $643 thousand, or 18.0 percent.   When comparing the nine months year-to-date 2009 with the same period in 2008, salaries and employee benefits expense decreased by $1.6 million, or 14.5 percent.  As of September 30, 2008, the Bank had 266 full time equivalent employees compared to 206 full time equivalent employees at September 30, 2009, a reduction of 60 full time equivalent employees, or 22.6 percent.  Salary expense decreased by $1.1 million, or 13.2 percent, and benefits expense decreased by $441 thousand, or 17.8 percent, from the nine months ended September 2008 to the same period in 2009.  The reduction in salaries was directly attributable to reduction in full time equivalent employees.  Virtually all departments and branches were affected by staff reduction.  The Bank closed its loan production office branch in Coweta County in the fourth quarter of 2008 and its two Banco de Progreso Branches in Coweta and Carroll Counties in the first quarter of 2009.  In addition, the Bank closed its Highway 5 location in Douglas County and its Pacific Avenue and Tallapoosa locations in Haralson County late in the third quarter of 2009.  Consequently, the cost savings from those closures will take place in the fourth quarter of 2009. The decrease in employee benefits came primarily from the reduction in the Company’s 401(k) match from (up to) six percent of an employee’s salary to one percent and no bonus accruals in 2009.

The following measures were taken to reduce salary and benefits expense:  reduction in the full time equivalent employee count by at least 10 percent; cessation of bonuses and increases in salary for 2009; reduction of the 401(k) match from six percent to one percent; and utilization of greater efficiencies in departmental and customer service operations.  The Board of Directors reduced their director fees two times in the last eighteen months and, as of May 2009, no longer receives director or committee fees.  The Board is also meeting more frequently than in the past in order to manage the Bank’s current financial condition.  Management’s goal was to reduce salary and benefits expense by $2.5 million, for a savings of 17 to 20 percent in 2009 from salary and benefits expense realized in 2008. In keeping with this strategy, management will likely implement further expense reductions in the fourth quarter of 2009.

Occupancy expenses for the third quarter ended September 30, 2009 decreased $72 thousand, or 7.6 percent, from the same period in 2008.  The decrease in occupancy expense for the nine months ended September 30, 2009 was $303 thousand, or 10.1 percent.  The decrease in occupancy expense for the first nine months of 2009 was primarily attributable to decreased depreciation expense ($133 thousand), decreased maintenance and repairs on bank equipment and premises ($89 thousand) and decreased telephone expense ($47 thousand). The reduction in depreciation expense was the result of closing branches and reducing fixed asset purchases.

For the nine months ended September 30, 2009, other operating expenses decreased $121 thousand, or 2.4 percent, from the same period in 2008.  Comparing the three months ended September 30, 2009 and 2008, the increase in 2009 was $35 thousand, or 2.0 percent. The year-to-date decrease in other operating expenses would be greater, but the Bank’s regulatory examination expense has increased $158 thousand, or 105.2 percent.  Almost every line item in other operating expense has been reduced to some degree.  The largest decrease in expenses has been directors fees ($198 thousand, or 57.2 percent), office supplies ($82 thousand, or 29.2 percent), check printing ($86 thousand, or 56.2 percent), meals and entertainment, education and conference and travel expense ($95 thousand, or 69.7 percent), advertising ($67 thousand, or 33.8 percent) and contributions expense ($99 thousand, or 76.9 percent).

Income Taxes

The calculation of income tax expense requires significant judgment and use of estimates.  We periodically assess tax positions based on current tax developments, including enacted statutory, judicial and regulatory guidance.  In analyzing our overall tax position, consideration is given to the amount and timing of recognizing income tax liabilities and benefits.  In applying the tax and accounting guidance to the facts and circumstances, income tax balances are adjusted appropriately through the income tax provision.  Valuation allowances for deferred tax assets are maintained at levels we believe are adequate and appropriate.

As stated elsewhere in this Report, the Company recognized a 100% valuation allowance related to its deferred tax benefit resulting in tax expense for the nine months ended September 30, 2009 in the amount of $4.2 million, compared to a tax benefit in the amount of $3.2 million for the same period in 2008.  There was no tax benefit recorded on the third quarter 2009 net loss.

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

The allowance for loan losses at September 30, 2009 was $19.8 million, or 3.35 percent of total loans, compared to $16.2 million, or 2.51 percent of loans, at September 30, 2008 and $11.2 million, or 1.78 percent of total loans, at December 31, 2008. Management believes that the allowance for loan losses is adequate to absorb risk of loss identified in the loan portfolio as of September 30, 2009.  Changes in the allowance for loan losses for the nine month period ended September 30, 2009 compared to September 30, 2008 are as follows:

Allowance for Loan Loss	For the Nine Months Ended September 30,
	2009	2008
Balance at beginning of period	$11,239,767	12,422,428
Charge-offs:
Commercial, financial and agricultural	2,603,172	53,162
Real estate – construction	16,387,759	5,890,836
Real estate – mortgage	3,213,405	442,936
Consumer loans	786,239	411,760
Total charge-offs	22,990,575	6,798,694
Recoveries:
Commercial, financial and agricultural	6,045	3,198
Real estate – construction	59,708	203,038
Real estate – mortgage	70,026	11,531
Consumer loans	60,746	100,451
Total recoveries	196,525	318,218
Net charge-offs	(22,794,050)	(6,480,476)
Reallocation of off balances sheet reserve	624,062	-
Provision for loan losses	30,703,814	10,250,000
Balance at end of period	$19,773,593	16,191,952

Ratio of net charge-offs recoveries during the period to average loans outstanding	3.70%	.99%

Ratio of allowance to total loans	3.35%	2.51%

The Company recognized net charge-offs on a portion of several impaired loans in the amount of $3.1 million in the first quarter compared to $12.8 million in the second quarter and $6.9 million in the third quarter of 2009.  In analyzing the impaired and potentially impaired loans, management recognized the need to assign specific reserves or charge-off loans since the ultimate collectability would likely be dependent on the collateral securing the loans rather than the ability of the borrower to repay or the income on the property.  Management obtained updated appraisals on the properties which collateralize the loans to determine the amount of charge-off that it believed was necessary.  Management also identified additional potentially impaired loans as of September 30, 2009 and determined that additional charge-offs, specific reserves and increased loan loss provision were needed as a result.    Management intends to adequately provide for potential loan loss in the portfolio.

            The rapidness with which the overall residential real estate market deteriorated affected borrowers who were not typically past due. Management feels that downward pressure on real estate values will continue to have a significant impact on the amount of charge-offs and provision for loan loss that is recognized over the remainder of 2009 and into 2010.  We continue to receive updated appraisals on properties and assess whether the appraised values will be sustained or whether additional charge-offs will be necessary.  Management’s policy is to charge-off loans to the extent that they exceed the fair value of the related collateral less costs to sell the property on collateral-dependent loans.

In many cases, it may be in the best interest of the Company to discount a property to reduce its holding period.  As this becomes necessary, the Company could experience further write-downs.  In any case, it is management’s and the Board’s goal to maximize the amount that the Company will ultimately realize while minimizing a property’s holding period.  We are making judgments on individual properties to strike a balance between holding the property until values stabilize or selling the property and converting it to an earning asset.  We also desire to mitigate the expense; ownership exposure and interest carry of holding a property.   While the Bank did sustain some damage to its properties as a result of the September floods that recently impacted the Atlanta metro area, this damage is estimated to be minimal at this time.  Management continues to evaluate these damages, the outcome of which is still pending.

Non-Performing Assets and Past Due Loans

Non-performing assets at September 30, 2009 were $141.2 million, or 22.4 percent of total loans plus foreclosed property and the fair value of trust preferred securities, compared to $122.0 million, or 18.0 percent of total loans plus foreclosed property, at December 31, 2008 and $100.4 million, or 14.7 percent of total loans plus foreclosed property, at September 30, 2008. The primary cause of the current level of non-performing assets is the decline in the residential real estate market in the metro-Atlanta area.  Over the past five years, our market area has become more connected with the growth of metro-Atlanta.  Residential real estate growth became a leading industry in our market. Over those five years, residential construction and development loans averaged 33 percent of our loan portfolio.

             In recognition of the potential impact of a downturn, in 2004 management began to raise the credit standards for construction acquisition and development borrowers.  Management was, however, surprised by both the suddenness and the severity with which the downturn came in the last half of 2007, particularly in the west Georgia area.  Many in the market did not realize the impact that subprime mortgage lending and real estate speculation had on the absorption rate of home sales in the market area.  When subprime lenders began to experience credit quality problems and increased interest rates in the adjustable subprime market, that type of lending ceased.  Further, as homes that were built to meet both the subprime, conforming mortgage demand and investor speculation came to market, not only had the subprime demand and speculation decreased sharply, but homes which were subject to subprime lending and speculation began emerging back on the market in foreclosure.   This trend continued at an increasing rate through the third quarter of 2009.  The downturn was further impacted by a steady increase in unemployment that continues to plague the national, regional and local economies.

The excess supply of homes and developed residential lots has had a negative impact on our residential construction and development borrowers and the values of their properties.  These borrowers continue to experience much longer than expected sales time and, therefore, a much higher than expected holding period and expense of carrying the homes or residential lots.  As time has passed, many of these borrowers have been paying the interest and ownership expenses on the properties, but have exhausted their financial capacity to continue to hold the property.  This is further exacerbated by the decline in real estate values over the period.  Thus, we have been experiencing an increased number of past due loans which has led to impairment of the loans and, at an increasing rate, foreclosure for some borrowers.  In addition, some borrowers may file for protection under bankruptcy laws which can further lengthen the collection period of the loan.   Approximately 90 percent of the total amount of non-performing assets as of September 30, 2009 was made up of 35 loan relationships with approximate original balances of $1 million to $8 million per relationship.

        Management continues to perform impairment analyses on each troubled loan relationship in excess of $250 thousand and remains focused on the credit quality of its residential construction and development loan portfolio.  The impairment analysis entails evaluating the fair value of the properties which were held as collateral for the loans.  The properties are re-appraised when appropriate and those updated appraisals are reviewed by management.  Generally, there is greater uncertainty in real estate values in times of a market downturn.  As expected, updated values are often less than the earlier appraisals.   Therefore, if fair value analysis is below the recorded loan amount, management generally suspends the accrual of interest and, in certain instances, charges-down the balance of the impaired loans as dictated by collateral values in our fair value assessment.  As part of our ongoing evaluation of the collectability of the impaired asset, management must continue to make value judgments on the properties or loans through updated appraisals and our knowledge of the market.

Management’s most critical priority remains disposing of and maximizing the net realizable value of the non-performing assets.  In the nine months ended September 30, 2009, the Special Assets Management (“SAM”) group of the Bank closed on 69 contracts on properties and other non-performing assets for an average of approximately 69.8 percent of the original loan amount.  Management considers multiple avenues to reduce non-performing assets.  Through the concerted efforts of our SAM group, which is made up of experienced lenders and asset disposition specialists, the Bank believes it has made significant progress in its strategies to reduce non-performing assets. The holding period of non-performing assets must be minimized as these assets bear a cost to carry for us in interest expense, maintenance, environmental, insurance and real estate tax expense.  We believe that the ultimate outcome of this cycle of economic downturn is the largest uncertainty management faces over the next twelve months.   We believe we are, however, in a market area that has high historical and projected population and income growth potential.

Management also performs quarterly impairment analysis on its investment security portfolio which includes both its available-for-sale and its held-to-maturity portfolios.  Management employs independent valuation firms to estimate expected cash flows based on, what we believe, are reasonable assumptions and discount those cash flows to capture the credit related impairment of the instruments.  As discussed elsewhere in this Report, management determined that certain trust preferred securities we hold were impaired.  As a result, utilizing independently generated data, management recognized a write-down due to “other-than-temporary” impairment in the amount of $3.8 million during the second quarter and $2.3 million in the third quarter of 2009 resulting in total “other-than-temporary” impairment in the amount of $6.1 million on held-to-maturity securities.  Additionally management determined, although it will ultimately receive the net present value of the future cash flow, that it would cease to accrue estimated interest on the balance of the securities until such time as the cash flows are actually received.  Management also determined in the third quarter of 2009 that one non-government sponsored whole loan collateralized mortgage obligation (“CMO”) in its available-for-sale portfolio was “other-than-temporarily” impaired in the amount of $12 thousand. The Bank is receiving full cash flow on this security.  However, after applying conservative default vectors, management determined a small amount of credit loss.

Financial Condition

Overview

Total assets were $832.9 million at September 30, 2009, a decrease of $59.3 million, or 6.7 percent, from December 31, 2008.  Cash and cash equivalents at September 30, 2009 increased by $14.9 million, or 19.7 percent, from December 31, 2008.  Total loans decreased by $42.7 million, or 6.8 percent, in the nine months ended September 30, 2009.  During the same period, total deposits decreased by $4.0 million, or 0.5 percent.  As of September 30, 2009, the Bank had $54.2 million in federal funds sold and $17.4 million in interest bearing funds in other banks.  Management is seeking to maintain more than historical liquidity in response to the credit downturn and liquidity risk in our market.  Our priority is to maintain a safe and sound liquidity position to meet the credit and deposit needs of our customers.  We intend to safely decrease the Bank’s balance sheet while maintaining sufficient liquidity.

Assets and Funding

At September 30, 2009, earning assets totaled $663.9 million, a decrease of $64.4 million, or 8.9 percent, from December 31, 2008.  As stated elsewhere, the largest change in the earning assets mix was attributable to non-performing assets and cash and cash equivalents.  The cash equivalents were earning between 10 basis points and 25 basis points through September 30, 2009.  Management intends to remain more liquid for the remainder of 2009.  Uncertainty continues to prevail in the banking industry and we want our customers to be confident that their deposits are accessible when they need them.

At September 30, 2009, interest-bearing liabilities decreased $1.3 million, or less than 1 percent, when compared to December 31, 2008 and increased $32.8 million, or 4.5 percent, when compared to September 30, 2008. Non-interest bearing demand accounts decreased by $2.6 million, or 4.0 percent, interest-bearing demand and savings accounts decreased by $30.8 million, or 14.5 percent, and total time deposits increased by $29.5 million, or 6.1 percent, comparing September 30, 2009 to December 31, 2008.  At September 30, 2009, deposits represented 91.7 percent and Federal Home Loan Bank advances and the junior subordinated debentures represented 8.3 percent of interest-bearing liabilities, respectively, compared to 91.7 percent and 8.3 percent, respectively, as of December 31, 2008.

Major classifications of loans at September 30, 2009 and December 31, 2008 are summarized as follows:

Loans	September 30, 2009	December 31, 2008
Commercial, financial and agricultural	$57,498,993	64,433,643
Real Estate – mortgage	360,802,394	349,612,461
Real Estate – construction	141,972,898	182,877,720
Consumer	28,531,569	34,575,962

Total	588,805,854	631,499,786

Unearned interest	(943,646)	(1,337,869)

Allowance for loan losses	(19,773,593)	(11,239,767)

Net Loans	$568,088,615	618,922,150

Liquidity

Net cash provided by operating activities totaled $2.3 million for the nine months ended September 30, 2009. Net cash provided by investing activities totaled $16.8 million, which consisted primarily of $9.2 million of cash received in paying off of loans and $5.2 million of net proceeds from sales of foreclosed property. Net cash used by financing activities totaled $4.2 million for the nine months ended September 30, 2009, which primarily consisted of a $4.0 million decrease in deposits.  The net increase in cash and cash equivalents for the period ended September 30, 2009 was $14.9 million.

We manage our liquidity to ensure adequate cash for deposit withdrawals, credit commitments and repayments of borrowed funds.  Liquidity needs are met through loan repayments, cash flows received from pay downs on mortgage-backed securities, net interest and fee income and the sale or maturity of existing assets.  In addition, liquidity is continuously provided through the acquisition of new deposits, the renewal of maturing deposits and external borrowings. Management regularly monitors deposit flow and evaluates alternate pricing structures to retain and grow deposits as needed.  Historically, to the extent needed, traditional local deposit funding sources are supplemented by the use of FHLB borrowings, brokered deposits and other wholesale deposit sources outside our immediate market area.  However, the majority of these sources are no longer available to us.  Our FHLB advance line of credit has been reduced to the outstanding balance with no further advances allowed, although advances that mature may be renewed.  The Bank’s ability to access brokered deposits through the wholesale funding market is also currently restricted.  During the twelve-month period ending September 30, 2010, approximately $60.0 million of brokered deposits are scheduled to mature.  In the first nine months of 2009, however, we have successfully replaced $50.6 million of brokered deposits with non-brokered deposits and maintained sufficient liquidity.  We will continue using cash and unpledged liquid investment securities as well as retail deposits gather from our branch network to fund the maturity of our brokered deposits due to limitations imposed on other nontraditional funding sources as a result of the deterioration in our financial condition.  See Note 9 and Note 10 to the Consolidated Financial Statements included in this Report.

We consider management of liquidity of utmost importance during this time of uncertainty in terms of forward earnings and capital levels.  We must maintain a liquid position to meet the needs of our customer base and believe we have built up our liquidity to a level that exceeds our current needs.  However, further market disruption may reduce the cost effectiveness and availability of our funding sources for a prolonged period of time, which may require management to more aggressively pursue other funding alternatives.  A Contingency Funding Committee comprised of independent directors and executive management meets frequently to measure the Bank’s liquidity position in relation to headline risk and current cash flow trends.  The banking industry has come under significant scrutiny due to government funding through the Emergency Economic Stabilization Act of 2008 and TARP.  The Company has endured adverse publicity due to our increasing levels of nonperforming assets and significant drop in stock price.  We are also under a formal agreement with the Federal Reserve Bank of Atlanta, which prohibits us from receiving dividends from the Bank or declaring or paying dividends to our shareholders without the prior written approval of the Federal Reserve.   We also withdrew our application to participate in TARP funding as a result of this and other regulatory actions affecting the Bank.  Given the current volatility and disruptions in the capital markets, our ability to access alternative liquidity sources needed to continue our operations is much more difficult than we have experienced in the past.

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

The minimum ratio of total risk-based capital to risk-adjusted assets is 8%, of which 4% must be Tier 1 capital.  Our total risk-based capital ratio was 2.78% at September 30, 2009.  Our Tier 1 risk-based capital ratio was 1.50% at September 30, 2009.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies.  Those guidelines provide for a minimum leverage ratio of 3% for financial institutions that meet certain criteria, including that they maintain the highest regulatory rating.  All other financial institutions are required to maintain a leverage ratio of 4%.  Our leverage ratio was 1.15% at September 30, 2009.

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

As of September 30, 2009, the most recent notification from the OCC and Federal Reserve categorized the Bank and the Company as critically undercapitalized by the regulatory framework for prompt corrective action. The Bank received an action letter from its primary regulator, the OCC, detailing corrective actions that must be taken as a result of this recently determined capital status. Management is in the process of complying with the requirements.  If the regulatory capital requirements are not met and/or maintained, additional regulatory actions may be taken against the Bank.  See Note 9 to the Consolidated Financial Statements included in this Report.

As a result of recent market disruptions, the availability of capital (principally to financial services companies like ours) has become significantly restricted.  Those companies wishing to survive the current economic environment and prosper will need a strong capital base that supports the asset size of the company.  While some companies have been successful at raising capital, the cost of that capital has been substantially higher than the prevailing market rates prior to the volatility.  Losses for the year ended December 31, 2008 and thus far in 2009 have adversely impacted our capital position by eroding our capital cushion.  We will need additional capital to absorb the probable future losses we may encounter as we continue removing the non-performing assets from our balance sheet, given the particularly challenging real estate market.  In light of deteriorating economic conditions in the United States, increased levels of non-performing assets, and our level of losses, the need to raise capital in the short-term has become more critical to us.

While we were successful in raising capital through a fourth quarter 2008 public offering of preferred stock, subsequent efforts to raise additional capital through the capital markets to date have not been successful.  We have engaged financial advisors to assist with our efforts to improve our capital position and to evaluate our strategic options.  However, our ability to raise capital is contingent on the current capital markets and on our financial performance and, as noted above, available capital markets are not currently favorable, and we cannot be certain of our ability to raise capital.

Off Balance Sheet Risks

Through the operations of the Bank, the Company has made contractual commitments to extend credit in the ordinary course of its business activities.  These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time.  The commitments are subject to compliance with loan terms and conditions.  At September 30, 2009, the Bank had issued commitments to extend credit in the following amounts: $10.5 million available on home equity lines, $22.3 million on other credit lines and additional commitments through standby letters of credit of $9.1 million.  The Company evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on its credit evaluation of the borrower.  Collateral varies, but may include accounts receivable, inventory, property, plant and equipment and commercial and residential real estate.  The Company manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

Our Board of Directors announced the suspension of the common stock dividend on July 11, 2008. Consequently, no dividends were paid on our common stock during the third quarter of 2009.  During the second quarter of 2009, the Board of Directors announced the suspension of the cash dividends on our Series A Preferred Stock.  The declaration of future dividends is within the discretion of the Board of Directors and will depend, among other things, upon business conditions, earnings, the financial condition of the Bank and the Company, and regulatory requirements. The terms of our Series A Preferred Stock also prohibit us from paying dividends on our common stock unless dividends on our Series A Preferred Stock are paid for the applicable quarterly period.  We are also currently prohibited from paying dividends because the Company has deferred payment of interest under its outstanding junior subordinated debt and is subject to limitations imposed by the Federal Reserve Bank of Atlanta and the Office of the Comptroller of the Currency.

Item 3.            Defaults Upon Senior Securities

Not applicable.

Item 4.            Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.            Other Information

Effective November 3, 2009, Randall F. Eaves ceased serving in the capacity of President of both the Company and Bank due to his retirement.  Mr. Eaves will, however, continue to serve as a director of both the Company and the Bank.  Mr. Lipham, who currently serves as Chief Executive Officer of WGNB Corp. and First National Bank of Georgia, will take on the additional role as acting President for both companies.  He will receive no additional compensation for doing so.

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

4.4	Amended and Restated Trust Agreement dated July 2, 2007 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 6, 2007 (the "July 2007 Form 8-K")

4.5	Indenture, dated July 2, 2007, by and between WGNB Corp. and Wilmington Trust Company (Incorporated by reference to Exhibit 4.2 to the July 2007 Form 8-K)

4.6	Guarantee Agreement, dated July 2, 2007, by and between WGNB Corp. and Wilmington Trust Company (Incorporated by reference to Exhibit 4.3 to the July 2007 Form 8-K)

4.7	WGNB Corp. Direct Stock Purchase and Dividend Reinvestment Plan (Incorporated by reference to Form S-3 filed May 20, 2008 as amended November 6, 2008)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

 In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   November 6, 2009

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